Form 10-Q
period 1997-04-26
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1997-06-17
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15(d)
             ---
                     of the Securities Exchange Act of 1934

                      For the quarter ended April 26, 1997

             ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____

                        Commission File Number 333-24699


                     COLLINS & AIKMAN FLOORCOVERINGS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                                 58-2151061
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


311 Smith Industrial Boulevard, Dalton, Georgia                            30721
   (Address of principal executive offices)                           (Zip Code)


      Registrant's telephone number, including area code:  (706) 259-9711



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .
                                                 ---

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

                                     INDEX


                                                                                     Page No.
Part I.     Financial Information
            Item 1.     Financial Statements
               Condensed Consolidated Statements of Operations - Three months
                        ended April 26, 1997 and April 27, 1996                          3
               Condensed Consolidated Balance Sheets- As of April 26, 1997 and
                        January 25, 1997                                                 4
               Condensed Consolidated Statements of Cash Flows - Three months
                        ended April 26, 1997 and April 27, 1996                          5
               Notes to Condensed Consolidated Financial Statements                      6

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                              8

Part II.    Other Information
            Item 6.    Exhibits and Reports on Form 8-K                                 11

                        PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements



         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                   FOR THE THREE MONTHS ENDED APRIL 26, 1997
                               AND APRIL 27, 1996
                                 (In Thousands)



                                             Three Months Ended
                                        --------------------------
                                          (Company)   (Predecessor)
                                          April 26,     April 27,
                                             1997         1996
                                        --------------------------

Net sales                                  $ 32,634        $26,867
                                        --------------------------

Cost of goods sold                           21,860         16,232
Selling, general and administrative
 expenses                                     9,742          6,304
Corporate, general and administrative
 allocated costs                                224            424
                                        --------------------------
                                             31,826         22,960
                                        --------------------------
Operating income                                808          3,907

Loss on sale of receivables                       -            710
Net interest expense                          3,551            930
                                        --------------------------

(Loss) income before income taxes            (2,743)         2,267
Income tax benefit (expense)                  1,125           (868)
                                        --------------------------

Net (loss) income                          $(1,618)        $ 1,399
                                        ==========================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF APRIL 26, 1997 AND JANUARY 25, 1997
                                 (In Thousands)

                                          (unaudited)
                                           (Company)   (Predecessor)
                                           April 26,    January 25,
                                             1997          1997
                                        ---------------------------
ASSETS
Current assets:
 Cash                                       $  1,003       $    144
 Accounts receivable, net                     20,668          1,577
 Inventories                                  18,378         16,172
 Deferred tax assets                           2,676          1,433
 Prepaid expenses and other                      629            488
                                        ---------------------------
   Total current assets                       43,354         19,814

Property, plant and equipment, net            33,035         19,521
Goodwill and intangible assets               136,738              -
Deferred tax assets                              723            259
Other assets                                   9,048             20
                                        ---------------------------
                                            $222,898       $ 39,614
                                        ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
 (DEFICIT)
Current liabilities:
 Accounts payable                           $  6,849       $  8,659
 Accrued expenses                              8,356          4,670
 Current maturities of long-term debt          4,250              -
                                        ---------------------------
   Total current liabilities                  19,455         13,329

Long-term debt                               150,750              -
Allocated debt of Collins & Aikman
 Products Co.                                      -         25,400
Other, including post-retirement
 benefit obligation                            3,296          4,665

Commitments and contingencies

Stockholder's Equity (Deficit):
 Common stock ($.01 par value per share,
  1,000 shares authorized, issued and
  outstanding)                                     -              -
 Additional paid-in-capital                   51,000          7,821
 Retained earnings (deficit)                  (1,618)        18,940
 Investment and advances to C&A
  Products Co.                                     -        (30,386)
 Foreign currency translation adjustment          15            222
 Pension equity adjustment                         -           (377)
                                        ---------------------------
                                              49,397         (3,780)
                                        ---------------------------
                                            $222,898       $ 39,614
                                        ===========================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                   FOR THE THREE MONTHS ENDED APRIL 26, 1997
                               AND APRIL 27, 1996
                                 (In Thousands)

                                                                                 (Company)   (Predecessor)
                                                                                 April 26,     April 27,
                                                                                    1997         1996
                                                                               --------------------------
Cash Provided By (Used in):

Operations
Net income for the period                                                        $  (1,618)       $ 1,399
Items not affecting cash:
          Depreciation of capital assets                                               999            530
          Amortization of goodwill and intangible assets                             1,445              -
          Amortization of deferred financing fees                                      293              -
          Intercompany interest charges                                                  -            930
          Deferred income tax (benefit) expense                                     (1,125)            87
Changes in operating assets and  liabilities:
          Accounts receivable                                                       (2,153)           785
          Inventory                                                                    (10)        (5,725)
          Accounts payable                                                              61            300
          Accrued liabilities                                                        4,522           (943)
          Other                                                                       (448)          (555)
                                                                               --------------------------
                                                                                     1,966         (3,192)
                                                                               --------------------------
Investing
Acquisition of C & A Floorcoverings                                               (197,812)             -
Purchase of capital assets                                                            (253)        (1,896)
                                                                               --------------------------
                                                                                  (198,065)        (1,896)
                                                                               --------------------------
Financing
Proceeds from bank financing                                                        57,000              -
Issuance of senior notes                                                           100,000              -
Repayment of bank financing                                                         (2,000)             -
Capital contribution from CAF Holdings, Inc.                                        51,000              -
Financing costs                                                                     (9,042)             -
Changes in investments and advances from Products Co.                                    -          5,085
                                                                               --------------------------
                                                                                   196,958          5,085
                                                                               --------------------------

Increase (Decrease) in Cash During the Period                                          859             (3)
Cash - Beginning of Period                                                             144            133
                                                                               --------------------------

Cash - End of Period                                                             $   1,003        $   130
                                                                               ==========================



Non-Cash supplemental disclosure:
Acquisition of business assets by assuming liabilities                           $  14,131



  The accompanying notes are an integral part of these condensed consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization

     Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation), together with its wholly owned subsidiary, Collins & Aikman United Kingdom Limited (collectively referred to as the "Company"), is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market.

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"). C&A Group was a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), which is a wholly owned subsidiary of Collins & Aikman Corporation ("C&A Corporation"). On February 6, 1997 (January 26, 1997 for accounting purposes), pursuant to an agreement dated December 9, 1996 entered into by C&A Products, C&A Group, the Company, CAF Holdings, Inc. ("Holdings"), and CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, CAF acquired from C&A Group all the outstanding capital stock of the Company (the "Acquisition") for approximately $197.0 million which was reduced to $195.6 million after a $1.4 million working capital adjustment, plus transaction costs. Simultaneous with the consummation of the Acquisition, CAF was merged with and into the Company (see Note 3) and the Company changed its name from Collins & Aikman Floor Coverings, Inc. to Collins & Aikman Floorcoverings, Inc.

     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. In addition, the 1996 results include accruals and costs allocated by C&A Products. Accordingly, the accompanying condensed consolidated financial statements of the Company and Collins & Aikman Floor Coverings, Inc. and subsidiary (collectively referred to as the "Predecessor") are not comparable in all material respects.

2.   Basis of Presentation

     At January 27, 1996, Collins & Aikman Floor Coverings, Inc. and Collins & Aikman United Kingdom Limited ("C&A UK") were separate indirect subsidiaries of
C&A Products.   In preparation for the sale of the Company, on August 3, 1996,
C&A Products contributed its ownership in C&A UK to Collins & Aikman Floor Coverings, Inc., making C&A UK a wholly owned subsidiary. Accordingly, the results of Collins & Aikman Floor Coverings, Inc. and subsidiary have been consolidated and treated as a single reporting entity for all periods presented.

     Prior to the Acquisition, transfers of operating funds between C&A Products and the Company were on a noninterest-bearing basis, with the net amounts of these transfers reflected in investments and advances from (to) C&A Products in the accompanying condensed consolidated financial statements. The net balance in investments and advances to C&A Products at January 25, 1997 of $30.4 million is classified as a component of stockholder's deficit in the accompanying condensed consolidated balance sheet as the net balance was forgiven at the time of the Acquisition.

     As indicated above, the accompanying condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. These condensed consolidated financial statements should be read in conjunction with the January 25, 1997 consolidated financial statements of the Company presented in the Registration

Statement on Form S-4 filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results for the full year.

3.   Acquisition

     Financing for the Acquisition was provided by (i) borrowings of $57.0 million under an $85.0 million senior secured credit facility among the Company, Holdings, certain lenders, and Bankers Trust Company, as agent, (ii) proceeds from an offering by CAF of $100.0 million aggregate principal amount of 10% Senior Subordinated Notes due in 2007, and (iii) capital investments of $51.0 million by affiliates of Quad-C, Inc., Paribas Principle Partners, management of the Company and certain other investors in Holdings.

     The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price, which includes $27.0 million in consideration for a trade name license agreement, was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $72.2 million, which is being accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     The following summary presents unaudited pro forma results of operations as if the Acquisition occurred as of January 28, 1996 (in thousands):


                                                For the Three Months
                                                        Ended
                                                   April 27, 1996
                                              ----------------------

     Net Sales                                               $26,867
     Operating loss                                             (453)
     Net loss                                                 (2,716)

     These pro forma results do not purport to represent what the Company's results of operations would have been if the Acquisition had occurred as of such date nor what results will be for any future period.

4.  Inventories

    Net inventory balances are summarized below (in thousands):



                                               (Company)   (Predecessor)
                                               April 26,    January 25,
                                                  1997         1997
                                             --------------------------

    Raw materials                                $ 8,962        $ 7,376
    Work in process                                3,399          2,843
    Finished goods                                 6,017          5,953
                                             --------------------------
                                                 $18,378        $16,172
                                             ==========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

     The Company is the leading U.S. manufacturer of six-foot roll carpet and the third largest manufacturer of modular carpet tiles within the specified commercial carpet market. This niche market is highly competitive and is impacted by fluctuations in the commercial renovation market and, to a lesser degree, the commercial new construction market. The Company believes its sales to a number of diverse end markets softens the impact of economic downturns in a particular market.

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, CAF Acquisition Corporation ("CAF") purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of the Tradename License Agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the "Acquisition"). Immediately subsequent to the Acquisition, CAF was merged with Collins & Aikman Floor Coverings, Inc. with the Company as the successor company. Financing for the Acquisition was provided by
(i) $57.0 million of borrowings under an $85.0 million senior secured credit facility, (ii) $100.0 million of proceeds from an offering by CAF of its 10% Senior Subordinated Notes due in 2007, and (iii) $51.0 million in contributed capital. In connection with the Acquisition, the Company will be making an election under Section 338(h)(10) of the Internal Revenue Code which provides for the Acquisition to be treated as a purchase of assets for federal income tax purposes. As a result of this election, the Company's tax basis in its assets was increased to the respective fair market values of such assets. The newly allocated basis is amortizable for tax purposes over the respective useful lives of the assets. The balance of the purchase price was allocated to goodwill and other intangibles which is amortizable for tax purposes over fifteen years.

      The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in periods subsequent to the Acquisition. In addition, the 1996 results include accruals and costs allocated by C&A Products. Accordingly, results of the Company and Collins & Aikman Floor Coverings, Inc. and subsidiary (collectively referred to as the "Predecessor") are not comparable in all material respects.

RESULTS OF OPERATIONS
---------------------

Quarter Ended April 26, 1997 (First Quarter 1997) As Compared With Quarter Ended
--------------------------------------------------------------------------------
April 27, 1996 ( First Quarter 1996)
------------------------------------

     Net sales. Net sales for the first quarter 1997 were $32.6 million, an increase of 21.5% from the $26.9 million for the first quarter 1996. This sales increase was attributable to continued strength in all end use markets served, particularly in the corporate office space segment. Both volume and average selling prices increased.

     Gross profit. The Company's gross profit increased to $10.8 million for the first quarter 1997 from $10.6 million in the first quarter 1996, an increase of 1.3%. Gross margin decreased to 33.0% in the first quarter 1997 from 39.6% in the first quarter 1996. While sales volume and average selling prices increased and manufacturing efficiencies improved due to higher volume, the effect of a $2.6 million inventory write-up more than offset this impact. This inventory charge is a result of writing-up inventory to fair market value, under purchase accounting rules, as of February 6, 1997, the date of Acquisition, and expensing the write-up amount during the first quarter 1997 as the inventory completely turned. Excluding the $2.6 million inventory effect, gross profit for first quarter 1997 increased to $13.4 million compared to

$10.6 million for first quarter 1996, an increase of 25.6% and gross margin increased to 40.9% for first quarter 1997 compared to 39.6% for first quarter 1996.

     Selling, general and administrative expenses. Selling, general and administrative expenses, including goodwill and intangible assets amortization and depreciation of the write-up of fixed assets to fair value relating to the Acquisition of $1.8 million, for the first quarter 1997 increased to $9.7 million, an increase of 54.5% from the first quarter 1996 of $6.3 million. As a percentage of sales, these expenses increased to 29.9% from 23.4%. This increase is primarily due to increased costs related to (i) continued investment in the company's segmentation marketing strategy, (ii) higher sales commissions related to the higher sales volume, (iii) increased marketing expenses to capitalize on the finishing capacity expansion project recently completed, and
(iv) increased depreciation and amortization due to the Acquisition previously mentioned.

     Corporate, general and administrative allocated costs. Corporate general and administrative allocated costs include costs associated with services provided by C&A Products, the former parent of the Company. 1997 costs also include a consulting fee from Quad-C, Inc. which is incurred subsequent to the Acquisition. Services provided by C&A Products included tax, treasury, risk management, employee benefits administration, legal, data processing, application of cash receipts and general corporate services. The Company has utilized its option to continue these services under a Management Services Agreement with C&A Products for up to one year. Allocated costs in the first quarter 1997 decreased to $0.2 million from $0.4 million in the first quarter 1996. As a percentage of sales, the allocated costs decreased to 0.7% from 1.6%.

     Loss on sale of receivables. Effective July 13, 1994, the former parent of the Company, C&A Products, entered into a Receivables Sale Agreement with Carcorp, a wholly-owned bankruptcy-remote subsidiary of C&A Products. Under the terms of the Receivables Sale Agreement, Carcorp purchased on a revolving basis, without recourse, virtually all trade accounts receivable generated by C&A Products and its subsidiaries, including the Company. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. As of February 6, 1997 (the date of the Acquisition), the Company was terminated as a Seller under the Receivables Sale Agreement and, as a result, no longer incurs losses on the sale of its accounts receivable related thereto.

     Interest expense. Prior to the Acquisition, the Company was a guarantor of certain debt of C&A Products. Therefore, in 1996, interest expense was allocated to the Company based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. As of February 6, 1997, the Company was released from all guarantees. Interest expense for the first quarter 1997 increased to $3.6 million from $0.9 million for the first quarter 1996. This increase is a result of the acquisition financing incurred at February 6, 1997 as previously discussed.

     Net (loss) income. As a result of the purchase accounting charges previously discussed and interest expense related to the Acquisition, the Company reported a net loss of $1.6 million in the first quarter 1997 compared to net income of $1.4 million for fiscal quarter 1996.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization, the effect of the write-up of inventory to fair market value and the loss on sale of receivables. EBITDA of $5.8 million in the first quarter 1997 was $1.4 million or 31.6% higher than the first quarter 1996 of $4.4 million. As a percentage of sales, EBITDA increased to 17.9% in the first quarter 1997 from 16.5% in the first quarter 1996. The increase in EBITDA and EBITDA margin was the combined result of the factors described above. EBITDA is provided as certain investors commonly use it as a measure of a Company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally-generated cash flows and, prior to the Acquisition, inter-company advances from C&A Products, the Company's former parent.

     Net cash provided by operating activities in the first quarter 1997 was $2.0 million as compared with net cash used of $3.2 million in the first quarter 1996, primarily as a result of the $8.1 million improvement in working capital components.

     Capital expenditures totaled $0.3 million during the first quarter 1997 compared to $1.9 million during the first quarter 1996. The $1.6 million decrease in 1997 is due to the heavy capacity expansion costs incurred during 1996. Capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and capacity enhancements. The Company expects to spend approximately $5.0 million during the fiscal year 1997.

     The Company incurred significant indebtedness in connection with the Acquisition. At February 6, 1997, the Company incurred $157.0 million of indebtedness outstanding, consisting of $100.0 million of Senior Subordinated Notes, $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Agreement, with no other debt or capital lease obligations. Immediately after the Acquisition, the Company had approximately $26.5 million (net of $2.0 million in revolver borrowings and $1.5 million in letter of credits outstanding) in availability under the revolving credit portion of the Credit Agreement and $2.1 million of cash. The term loan portion of the Credit Agreement will mature on June 30, 2002 and will require annual principal payments (payable in quarterly installments) totaling $3.0 million in 1997, $5.0 million in 1998, $9.0 million in 1999, $15.0 million in each of 2000 and 2001, and $8.0 million in 2002. The revolving credit portion of the Credit Agreement will mature on June 30, 2002 and may be repaid and reborrowed from time to time. No principal payments are required on the Senior Subordinated Notes prior to their scheduled maturity in 2007. As of April 26, 1997, there was $28.5 million available under the revolver.

     The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness (including the Senior Subordinated Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet the Company's anticipated future requirements for capital expenditures and debt service.

IMPACT OF INFLATION
-------------------

     The impact of inflation on the Company's operations has not been significant in recent years. In the past the Company has received inflationary price increases in its primary raw material, nylon fiber. This increase has generally been passed on to the Company's customers.

SEASONALITY
-----------

     The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first quarter of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. This is primarily due to higher education segment sales during the summer months while schools generally are closed and floorcovering can be installed.

                          PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits



Exhibit
Number                          Description
------                          -----------

4.1     -  Indenture, dated as of February 6, 1997, by and among CAF Acquisition
           Corporation and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4
           filed with the Securities and Exchange Commission on June 4, 1997 under the Securities Act of 1933, as amended (SEC file number 333-
           24699) (the "Registration Statement").

4.2     -  First Supplemental Indenture, dated as of February 6, 1997, by and among the Registrant and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 4.2 of the Registration
           Statement.

4.3     -  Form of Series B 10% Senior Subordinated Note, incorporated by reference to Exhibit 4.3 of the Registration Statement.

4.4     -  Registration Rights Agreement, dated as of February 6, 1997, by and between CAF Acquisition Corporation and BT Securities Corporation, incorporated by reference to Exhibit 4.4 of the Registration
           Statement.

10.1    -  Credit Agreement among CAF Holdings, Inc., CAF Acquisition
           Corporation, various lending institutions and Bankers Trust Company, as Agent, dated as of February 6, 1997, incorporated by reference to
           Exhibit 10.1 of the Registration Statement.

10.2    -  Tradename License Agreement, dated as of February 6, 1997, by and between Collins & Aikman Floor Coverings Group, Inc., CAF Holdings,
           Inc. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registration Statement.

10.3    -  Consulting Services Agreement dated as of February 6, 1997 among CAF
           Holdings, Inc., the Registrant and Quad-C, Inc., incorporated by reference to Exhibit 10.3 of the Registration Statement.

10.4    -  1997 Stock Option Plan and Form of Grant Letter, incorporated by reference to Exhibit 10.4 of the Registration Statement.

10.5    -  Non-Competition Agreement among CAF Holdings, Inc., the Registrant,
           Collins & Aikman Corporation and Collins & Aikman Products Co., dated as of February 6, 1997, incorporated by reference to Exhibit 10.5 of the Registration Statement.

10.6    -  Tax Sharing Agreement, dated as of February 6, 1997, between CAF
           Holdings, Inc. and the Registrant, incorporated by reference to
           Exhibit 10.6 of the Registration Statement.

27.1    -  Financial Data Schedule

(b)  Reports on Form 8-K

      During the quarter for which this Report on Form 10-Q is filed, the Company did not file any Reports on Form 8-K.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   June 17, 1997


                          COLLINS & AIKMAN FLOORCOVERINGS, INC.
                          (Registrant)

                    By:   /s/ Darrel V. McCay
                          --------------------------
                          Darrel V. McCay
                          Chief Financial Officer

                          (Duly authorized Officer and Principal
                          Financial and Accounting Officer)