Form 10-Q
period 1997-06-26
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1997-09-08
CIK 1037123

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15(d)
              --
                     of the Securities Exchange Act of 1934


                      For the quarter ended July 26, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No       .
                                        -----     -----


The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

                                     INDEX

                                                                                             PAGE NO.

PART I.     FINANCIAL INFORMATION
            Item 1.     Financial Statements
              Condensed Consolidated Statements of Operations  -  Thirteen Weeks
                and Twenty-Six Weeks ended July 26, 1997 and July 27, 1996                      3

              Condensed Consolidated Balance Sheets - As of July 26, 1997 and
                January 25, 1997                                                                4

              Condensed Consolidated Statements of Cash Flows - Thirteen Weeks
                and Twenty-Six Weeks ended July 26, 1997 and July 27, 1997                      5

                   Notes to Condensed Consolidated Financial Statements                         6

            Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                               8

PART II.    OTHER INFORMATION
            Item 2.    Changes in Securities                                                   13

            Item 6.    Exhibits and Reports on Form 8-K                                        13

                        PART I  -  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 (IN THOUSANDS)





                                            THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                      -------------------------------      --------------------------------
                                          (COMPANY)    (PREDECESSOR)         (COMPANY)     (PREDECESSOR)
                                           JULY 26,       JULY 27,            July 26,         JULY 27,
                                             1997          1996                 1997            1996
                                      -------------------------------      --------------------------------
Net sales                              $  46,886        $  41,859           $  79,520       $  68,726
                                       ---------        ---------           ---------       ---------

Cost of goods sold                        27,536           25,042              49,396          41,274
Selling, general and administrative
  expenses                                10,593            7,697              20,335          14,001
Corporate, general and administrative
  allocated costs                            167              425                 391             849
                                       ---------        ---------           ---------       ---------
                                          38,296           33,164              70,122          56,124
                                       ---------        ---------           ---------       ---------
Operating income                           8,590            8,695               9,398          12,602

Loss on sale of receivables                  --             1,174                 --            1,884
Interest expense, net                      3,985              764               7,536           1,694
                                       ---------        ---------           ---------       ---------

Income before income taxes                 4,605            6,757               1,862           9,024
Income tax expense                         1,900            2,588                 775           3,456
                                       ---------        ---------           ---------       ---------
Net income                             $   2,705        $   4,169           $   1,087       $   5,568
                                       =========        =========           =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    AS OF JULY 26, 1997 AND JANUARY 25, 1997
                                 (IN THOUSANDS)




                                                             (unaudited)
                                                              (COMPANY)       (PREDECESSOR)
                                                               JULY 26,         JANUARY 25,
                                                                 1997             1997
                                                           -----------------------------------
                                ASSETS
Current assets:
          Cash                                                $  6,088            $    144
          Accounts receivable, net                              26,104               1,577
          Inventories                                           18,516              16,172
          Deferred tax assets                                    1,566               1,433
          Prepaid expenses and other                               625                 488
                                                              --------            --------
                    Total current assets                        52,899              19,814

Property, plant and equipment, net                              32,354              19,521
Goodwill and intangible assets                                 133,954                 --
Deferred tax assets                                              1,278                 259
Other assets                                                     8,732                  20
                                                              --------            --------
                                                              $229,217            $ 39,614
                                                              ========            ========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
          Accounts payable                                    $  9,681            $  8,659
          Accrued expenses                                       9,402               4,670
          Current maturities of long-term debt                   4,500                 --
                                                              --------            --------
                    Total current liabilities                   23,583              13,329

Long-term debt                                                 149,500                 --
Allocated debt of Collins & Aikman Products Co.                    --               25,400
Other, including post-retirement benefit obligation              3,296               4,665

Commitments and contingencies                                      --                  --

Stockholder's Equity (Deficit):
          Common stock ($.01 par value per share,
            1,000 shares authorized, issued and
            outstanding)                                           --                  --
          Additional paid-in-capital                            51,576               7,821
          Retained earnings                                      1,087              18,940
          Investment and advances to C&A Products Co.              --              (30,386)
          Foreign currency translation adjustment                  175                 222
          Pension equity adjustment                                --                 (377)
                                                              --------            --------
                                                                52,838              (3,780)
                                                              --------            --------
                                                              $229,217            $ 39,614
                                                              ========            ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)



                                                               THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                           -----------------------------     ----------------------------
                                                              (COMPANY)     (PREDECESSOR)      (COMPANY)     (PREDECESSOR)
                                                               JULY 26,        JULY 27,         JULY 26,        JULY 27,
                                                                 1997           1996              1997           1996
                                                           -----------------------------     ----------------------------
CASH PROVIDED BY (USED IN):

OPERATIONS
Net income for the period                                       $  2,705       $  4,169        $  1,087       $  5,568
Items not affecting cash:
          Depreciation of capital assets                           1,417            567           2,416          1,097
          Amortization of goodwill and intangible assets           2,709            --            4,154            --
          Amortization of deferred financing fees                    332            --              625            --
          Intercompany interest charges                              --             764                          1,694
          Deferred income tax (benefit) expense                      555            346            (570)           433
Changes in operating assets and liabilities:
          Accounts receivable                                     (5,435)           419          (7,588)         1,204
          Inventory                                                 (138)            10            (148)        (5,715)
          Accounts payable                                         2,832          1,697           2,893          1,997
          Accrued liabilities                                      1,055            544           5,577           (399)
          Other                                                      133            (16)           (315)          (571)
                                                               ---------       --------        --------        -------
                                                                   6,165          8,500           8,131          5,308
                                                               ---------       --------        --------        -------

INVESTING
Acquisition of C & A Floorcoverings                                   79            --         (197,733)           --
Purchase of capital assets                                          (735)        (2,636)           (988)        (4,532)
                                                               ---------       --------        --------        -------
                                                                    (656)        (2,636)       (198,721)        (4,532)
                                                               ---------       --------        --------        -------

FINANCING
Proceeds from bank financing                                         --             --           57,000            --
Issuance of senior notes                                             --             --          100,000            --
Repayment of bank financing                                       (1,000)           --           (3,000)           --
Capital contribution from CAF Holdings, Inc.                         576            --           51,576            --
Financing costs                                                      --             --           (9,042)           --
Changes in investments and advances from Products Co.                --          (5,740)            --            (655)
                                                               ---------       --------        --------        -------
                                                                    (424)        (5,740)        196,534           (655)
                                                               ---------       --------        --------        -------

INCREASE IN CASH DURING THE PERIOD                                 5,085            124           5,944            121
CASH - BEGINNING OF PERIOD                                         1,003            130             144            133
                                                               ---------       --------        --------       --------

CASH - END OF PERIOD                                          $    6,088       $    254        $  6,088       $    254
                                                              ==========       ========        ========       ========

NON-CASH SUPPLEMENTAL DISCLOSURE:
Acquisition of business assets by assuming liabilities                                         $ 14,131

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

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"). C&A Group is a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), which is a wholly owned subsidiary of Collins & Aikman Corporation ("C&A Corporation"). On February 6, 1997 (January 26, 1997 for accounting purposes), pursuant to an agreement dated December 9, 1996 entered into by C&A Products, C&A Group, the Company, CAF Holdings, Inc. ("Holdings") , and CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, CAF acquired from C&A Group all the outstanding capital stock of the Company (the "Acquisition") for $197.0 million which was reduced to $195.6 million after a $1.4 million working capital adjustment, plus transaction costs. Simultaneous with the consummation of the Acquisition, CAF was merged with and into the Company (see
Note 3) and the Company changed its name from Collins & Aikman Floor Coverings, Inc. to Collins & Aikman Floorcoverings, Inc.

     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. In addition, the 1996 results include accruals and costs allocated by C&A Products. Accordingly, the accompanying condensed consolidated financial statements of the Company and of Collins & Aikman Floor Coverings, Inc. and subsidiary (collectively referred to as the "Predecessor") are not comparable in all material respects.


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

     Prior to the Acquisition, transfers of operating funds between C&A Products and the Company were on a noninterest-bearing basis, with the net amounts of these transfers reflected in investments and advances to C&A Products in the accompanying condensed consolidated financial statements. The net balance in investments and advances to C&A Products at January 25, 1997 of $30.4 million is classified as a component of stockholder's deficit in the accompanying condensed consolidated balance sheet as the net balance was forgiven at the time of the Acquisition.

     As indicated above, the accompanying condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. These condensed consolidated financial statements should be read in conjunction with the January 25, 1997 consolidated financial statements of the Company presented in the Registration Statement on Form S-4 (as amended) filed with the Securities and Exchange Commission.
Results of operations for interim periods are not necessarily indicative of results for the full year.

3.   ACQUISITION

     Financing for the Acquisition was provided by (i) borrowings of $57.0 million under an $85.0 million senior secured credit facility among the Company, Holdings, certain lenders, and Bankers Trust Company, as agent, (ii) proceeds from an offering by CAF of $100.0 million aggregate principal amount of 10% Senior Subordinated Notes due in 2007, and (iii) capital investments of $51.0 million by affiliates of Quad-C, Inc., Paribas Principal Partners, management of the Company and certain other investors in Holdings.

     The Acquisition was accounted for by the purchase method of accounting, pursuant to which the purchase price, which includes $27.0 million in consideration for a trade name license agreement, was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $72.1 million, which is being accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     The following summary presents unaudited pro forma results of operations as if the Acquisition occurred as of January 28, 1996 (in thousands):

                                                  FOR THE TWENTY-SIX WEEKS
                                                    ENDED JULY 27, 1996
                                                -----------------------------
Net Sales                                               $ 68,726
Operating income                                           8,154
Net income                                                    94


     These pro forma results do not purport to represent what the Company's results of operations would have been if the Acquisition had occurred as of such date nor what results will be for any future period.

4.   INVENTORIES

     Net inventory balances are summarized below (in thousands):



                                      (COMPANY)     (PREDECESSOR)
                                       JULY 26,      JANUARY 25,
                                        1997            1997
                                 ----------------------------------
Raw materials                        $ 10,350       $  7,376
Work in process                         2,340          2,843
Finished goods                          5,826          5,953
                                     --------       --------
                                     $ 18,516       $ 16,172
                                     ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

     The Company is the leading U.S. manufacturer of six-foot roll carpet and the third largest manufacturer of modular carpet tiles within the specified commercial carpet market. This niche market is highly competitive and is impacted by fluctuations in the commercial new construction market and, to a lesser degree, the commercial renovation market. The Company believes its sales to a number of diverse end markets softens the impact of economic downturns in a particular market.

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

RESULTS OF OPERATIONS
- ---------------------

THIRTEEN WEEKS ENDED JULY 26, 1997 ("SECOND QUARTER 1997") AS COMPARED WITH
- ---------------------------------------------------------------------------
THIRTEEN WEEKS ENDED JULY 27, 1996 ("SECOND QUARTER 1996")
- ----------------------------------------------------------

     NET SALES. Net sales for the Second Quarter 1997 were $46.9 million, an increase of 12.0% from the $41.9 million for the Second Quarter 1996. This sales increase was attributable to continued strength in all end use markets served, particularly in the education and corporate office space markets. Both volume and average selling prices increased.

     GROSS PROFIT. The Company's gross profit increased to $19.4 million for the Second Quarter 1997 from $16.8 million in the Second Quarter 1996, an increase of 15.1%. Gross margin increased to 41.3% in the Second Quarter 1997 from 40.2% in the Second Quarter 1996. This was due to increases in sales volume and average selling prices, as well as improved manufacturing efficiencies on the higher volume levels offset by increased depreciation due to the Acquisition previously mentioned.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $2.7 million, for the Second Quarter 1997 increased to $10.6 million, an increase of 37.6% from the Second Quarter 1996 of $7.7 million. As a percentage of sales, these expenses increased to 22.6% from 18.4%. This increase is primarily due to increased costs related to (i) increased depreciation and amortization due to the Acquisition previously mentioned, (ii) continued investment in the company's segmentation marketing strategy, (iii) higher sales commissions related to the higher sales volume, and (iv) increased marketing expenses to capitalize on the finishing capacity expansion project completed at the end of 1996.

     CORPORATE, GENERAL AND ADMINISTRATIVE ALLOCATED COSTS. Corporate general and administrative allocated costs include costs associated with services provided by C&A Products, the former parent of the Company. 1997 costs also include a consulting fee to Quad-C, Inc. for the period subsequent to the Acquisition. Services provided by C&A Products included tax, treasury, risk management, employee benefits administration, legal, data processing, application of cash receipts and general corporate services. The Company has utilized its option to continue these services under a Management Services Agreement with C&A Products for up to one year. Allocated costs in the Second Quarter 1997 decreased to $0.2 million from $0.4 million in the Second Quarter 1996. As a percentage of sales, the allocated costs decreased to 0.4% from 1.0%.

     LOSS ON SALE OF RECEIVABLES. Effective July 13, 1994, C & A Products, the former parent of the Company, entered into a Receivables Sale Agreement with Carcorp, a wholly-owned bankruptcy-remote subsidiary of C&A Products. Under the terms of the Receivables Sale Agreement, Carcorp purchased on a revolving basis, without recourse, virtually all trade accounts receivable generated by C&A Products and its subsidiaries, including the Company. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. As of February 6, 1997 (the date of the Acquisition), the Company was terminated as a Seller under the Receivables Sale Agreement and, as a result, no longer incurs losses on the sale of its accounts receivable related thereto.

     INTEREST EXPENSE, NET. Prior to the Acquisition, the Company was a guarantor of certain debt of C&A Products. Therefore, in 1996, interest expense was allocated to the Company based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. As of February 6, 1997, the Company was released from all guarantees. Interest expense for the Second Quarter 1997 increased to $4.0 million from $0.8 million for the Second Quarter 1996. This increase is a result of the acquisition financing incurred at February 6, 1997 as previously discussed.

     NET INCOME. As a result of the purchase accounting charges previously discussed and interest expense related to the Acquisition, the Company reported decreased net income of $2.7 million in the Second Quarter 1997 compared to net income of $4.2 million for the Second Quarter 1996.

          EBITDA. EBITDA is defined as operating income plus depreciation, amortization, the effect of the write-up of inventory to fair market value and, additionally for 1996, the loss on sale of receivables and items retained by the seller. EBITDA of $12.7 million in the Second Quarter 1997 was $2.7 million or 27.4% higher than the $10.0 million for the Second Quarter 1996. As a percentage of sales, EBITDA increased to 27.1% in the Second Quarter 1997 from 23.8% in the Second Quarter 1996. The increase in EBITDA and EBITDA margin was the combined result of the factors described above. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

TWENTY-SIX WEEKS ENDED JULY 26, 1997 ("SIX MONTHS 1997") AS COMPARED WITH
- -------------------------------------------------------------------------
TWENTY-SIX WEEKS ENDED JULY 27, 1996 ("SIX MONTHS 1996")
- --------------------------------------------------------

NET SALES. Net sales for the Six Months 1997 were $79.5 million, an increase of 15.7% from the $68.7 million for the Six Months 1996. This sales increase was attributable to continued strength in all end use markets served, particularly in the corporate office space market. Both volume and average selling prices increased.

     GROSS PROFIT. The Company's gross profit increased to $30.1 million for the Six Months 1997 from $27.5 million in the Six Months 1996, an increase of 9.7%. Gross margin decreased to 37.9% in the Six Months 1997 from 39.9% in the Six Months 1996. While sales volume and average selling prices increased and manufacturing efficiencies improved due to higher volume, the effect of a $2.6 million inventory write-up during the first quarter 1997 partially offset this impact. This inventory charge is a result of writing-up inventory to fair market value, under purchase accounting rules, as of February 6, 1997, the date of Acquisition, and expensing the write-up amount during the First Quarter 1997 as the inventory completely turned. Excluding the $2.6 million inventory effect, gross profit for Six Months 1997 increased to $32.7 million compared to $27.5 million for Six Months 1996, an increase of 19.2% and gross margin increased to 41.1% for Six Months 1997 compared to 39.9% for Six Months 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $4.2 million, for the Six Months 1997 increased to $20.3 million, an increase of 45.2% from the Six Months 1996 of $14.0 million. As a percentage of sales, these expenses increased to 25.6% from 20.4%. This increase is primarily due to increased costs related to (i) increased depreciation and amortization due to the Acquisition previously mentioned, (ii) continued investment in the company's segmentation marketing strategy, (iii) higher sales commissions related to the higher sales volume, and (iv) increased marketing expenses to capitalize on the finishing capacity expansion project recently completed.

     CORPORATE, GENERAL AND ADMINISTRATIVE ALLOCATED COSTS. Corporate general and administrative allocated costs include costs associated with services provided by C&A Products, the former parent of the Company. 1997 costs also include a consulting fee to Quad-C, Inc. for the period subsequent to the Acquisition. Services provided by C&A Products included tax, treasury, risk management, employee benefits administration, legal, data processing, application of cash receipts and general corporate services. The Company has utilized its option to continue these services under a Management Services Agreement with C&A Products for up to one year. Allocated costs in the Six Months 1997 decreased to $0.4 million from $0.8 million in the Six Months 1996. As a percentage of sales, the allocated costs decreased to 0.5% from 1.2%.

     LOSS ON SALE OF RECEIVABLES. Effective July 13, 1994,C & A Products, the former parent of the Company, entered into a Receivables Sale Agreement with Carcorp, a wholly-owned bankruptcy-remote subsidiary of C&A Products. Under the terms of the Receivables Sale Agreement, Carcorp purchased on a revolving basis, without recourse, virtually all trade accounts receivable generated by C&A Products and its subsidiaries, including the Company. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. As of February 6, 1997 (the date of the Acquisition), the Company was terminated as a Seller under the Receivables Sale Agreement and, as a result, no longer incurs losses on the sale of its accounts receivable related thereto.

     INTEREST EXPENSE, NET. Prior to the Acquisition, the Company was a guarantor of certain debt of C&A Products. Therefore, in 1996, interest expense was allocated to the Company based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. As of February 6, 1997, the Company was released from all guarantees. Interest expense for the Six Months 1997 increased to $7.5 million from $1.7 million for the Six Months 1996. This increase is a result of the acquisition financing incurred at February 6, 1997 as previously discussed.

     NET INCOME. As a result of the purchase accounting charges previously discussed and interest expense related to the Acquisition, the Company reported decreased net income of $1.1 million in the Six Months 1997 compared to net income of $5.6 million for the Six Months 1996.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization, the effect of the write-up of inventory to fair market value, the loss on sale of receivables, and, additionally in 1996, items retained by the seller. EBITDA of $18.6 million in the Six Months 1997 was $4.2 million or 28.7% higher than the $14.4 million for the Six Months 1996. As a percentage of sales, EBITDA increased to 23.3% in the Six Months 1997 from 21.0% in the Six Months 1996. The increase in EBITDA and EBITDA margin was the combined result of the factors described above. EBITDA is provided as certain investors commonly use it as a measure of a Company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally-generated cash flows and, prior to the Acquisition, inter-company advances from C&A Products, the Company's former parent.

     Net cash provided by operating activities in the Second Quarter 1997 was $6.2 million compared to $8.5 million in the Second Quarter 1996. Net cash provided by operating activities in the Six Months 1997 was $8.1 million compared to $5.3 million in the Six Months 1996, an increase of $2.8 million, primarily as a result of $3.9 million improvement in working capital components.

     Capital expenditures totaled $0.7 million during the Second Quarter 1997 compared to $2.6 million during the Second Quarter 1996. For the Six Months 1997, capital expenditures totaled $1.0 million compared to $4.5 million for the Six Months 1996. The decreases of $1.9 million in the Second Quarter 1997 and the $3.5 million in the Six Months 1997 are due to the heavy capacity expansion costs incurred during 1996. Capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and capacity enhancements. The Company expects to spend approximately $5.0 million during the fiscal year 1997.

     The Company incurred significant indebtedness in connection with the Acquisition. At February 6, 1997, the Company incurred $157.0 million of indebtedness, consisting of $100.0 million of Senior Subordinated Notes, $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Agreement, with no other debt or capital lease obligations. Immediately after the Acquisition, the Company had approximately $26.5 million (net of $2.0 million in revolver borrowings and $1.5 million in letter of credits outstanding) in availability under the revolving credit portion of the Credit Agreement and $2.1 million of cash. The term loan portion of the Credit Agreement will mature on June 30, 2002 and will require annual principal payments (payable in quarterly installments) totaling $3.0 million in 1997, $5.0 million in 1998, $9.0 million in 1999, $15.0 million in each of 2000 and 2001, and $8.0 million in 2002. The revolving credit portion of the Credit Agreement will mature on June 30, 2002 and may be repaid and reborrowed from time to time. No principal payments are required on the Senior Subordinated Notes prior to their scheduled maturity in 2007. As of July 26, 1997, there was $28.5 million available under the revolver and $154.0 million of indebtedness.

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

IMPACT OF INFLATION
- -------------------

     The impact of inflation on the Company's operations has not been significant in recent years. In the past the Company has received inflationary price increases in its primary raw material, nylon fiber. This increase has generally been passed on to the Company's customers.

SEASONALITY
- -----------

     The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first quarter of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. This is primarily due to higher education market sales during the summer months while schools generally are closed and floorcovering can be installed.

                          PART II - OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES

(C)        INFORMATION REQUIRED BY ITEM 701 OF REGULATION S-K

      (1) SECURITIES SOLD. On June 2, 1997, the Company sold 57,600 of its Common Shares, no par value, and 5,184 of its Series A $10 Cumulative Preferred Shares, no par value.

      (2) UNDERWRITERS AND OTHER PURCHASERS. The Company offered the securities to selected employees pursuant to a 1997 Employee Share Purchase Plan.

      (3) CONSIDERATION. The aggregate offering price for the securities sold was $576,000.

      (4) EXEMPTION FROM REGISTRATION CLAIMED. The Company relied upon Rule 701 Exemptions for Offers and Sales of Securities Pursuant to Certain Compensatory Benefit Plans and Contracts Relating to Compensation, which provides an exemption from the registration requirements of the Securities Act of 1933, as amended, for offers and sales of an issuer's securities pursuant to a written compensatory benefit plan for the participation of its employees for bona fide services.

      (5)  TERMS OF CONVERSION OR EXERCISE.  N/A


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
- ------     -----------
  27.1     Financial Data Schedule



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


Dated:   September  5, 1997


                              COLLINS & AIKMAN FLOORCOVERINGS, INC.
                              (Registrant)

                              By:  /s/ Darrel V. McCay
                                   --------------------
                                      Darrel V. McCay
                                      Chief Financial Officer

                              (Duly authorized Officer and Principal
                              Financial and Accounting Officer)