Form 10-Q
period 1997-10-25
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1997-12-09
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15(d)
             ---    of the Securities Exchange Act of 1934

                     For the quarter ended October 25, 1997

             ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____

                        Commission File Number 333-24699


                     COLLINS & AIKMAN FLOORCOVERINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                      58-2151061
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

311 Smith Industrial Boulevard, Dalton, Georgia               30721
   (Address of principal executive offices)                (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (706) 259-9711



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                        ---     ---

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

                                     INDEX


                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations  -
                 Thirteen Weeks and Thirty-Nine Weeks ended
                 October 25, 1997 and October 26, 1996                      3

                 Condensed Consolidated Balance Sheets - As of
                 October 25, 1997 and January 25, 1997                      4

                 Condensed Consolidated Statements of Cash Flows -
                 Thirteen Weeks and Thirty-Nine Weeks ended
                 October 25, 1997 and October 26, 1996                      5

                 Notes to Condensed Consolidated Financial Statements       6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                          13

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                         THIRTEEN WEEKS ENDED        THIRTY-NINE  WEEKS ENDED
                                                    ------------------------------  ---------------------------
                                                       (COMPANY)  | (PREDECESSOR)     (COMPANY)  | (PREDECESSOR)
                                                      OCTOBER 25, |  OCTOBER 26,     OCTOBER 25, |  OCTOBER 26,
                                                          1997    |     1996             1997    |     1996
                                                    ------------- | --------------  ------------ | ------------
                                                                  |                              |
                                                                  |                              |
Net sales                                                 $41,262 |      $34,721        $120,782 |     $103,447
                                                    ------------- | --------------  ------------ | ------------
                                                                  |                              |
Cost of goods sold                                         24,303 |       20,303          73,699 |       61,577
Selling, general and administrative expenses               10,571 |        7,601          30,906 |       21,602
Corporate, general and administrative allocated                   |                              |
 costs                                                        165 |          424             556 |        1,273
                                                    ------------- | --------------  ------------ | ------------
                                                           35,039 |       28,328         105,161 |       84,452
                                                    ------------- | --------------  ------------ | ------------
Operating income                                            6,223 |        6,393          15,621 |       18,995
                                                                  |                              |
Loss on sale of receivables                                     - |          782               - |        2,666
Interest expense, net                                       3,761 |          558          11,297 |        2,252
                                                    ------------- | --------------  ------------ | ------------
                                                                  |                              |
Income before income taxes                                  2,462 |        5,053           4,324 |       14,077
Income tax expense                                            963 |        1,935           1,738 |        5,392
                                                    ------------- | --------------  ------------ | ------------
                                                                  |                              |
Net income                                                $ 1,499 |      $ 3,118        $  2,586 |     $  8,685
                                                    ============= | ==============  ============ | ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF OCTOBER 25, 1997 AND JANUARY 25, 1997
                                 (IN THOUSANDS)

                                                                         (unaudited)    |
                                                                          (COMPANY)     |     (PREDECESSOR)
                                                                          OCTOBER 25,   |       JANUARY 25,
                                                                             1997       |          1997
                                                                      ------------------|------------------
                                                                                        |
                ASSETS                                                                  |
Current assets:                                                                         |
 Cash                                                                       $ 10,077    |        $    144
 Accounts receivable, net                                                     21,937    |           1,577
 Inventories                                                                  17,830    |          16,172
 Deferred tax assets                                                           1,566    |           1,433
 Prepaid expenses and other                                                      730    |             488
                                                                      ------------------|----------------
   Total current assets                                                       52,140    |          19,814
                                                                                        |
Property, plant and equipment, net                                            32,023    |          19,521
Goodwill and intangible assets                                               131,884    |               -
Deferred tax assets                                                            1,278    |             259
Other assets                                                                   8,741    |              20
                                                                      ------------------|----------------
                                                                            $226,066    |        $ 39,614
                                                                      ==================|================
                                                                                        |
    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                      |
Current liabilities:                                                                    |
 Accounts payable                                                           $  8,312    |        $  8,659
 Accrued expenses                                                             14,197    |           4,670
 Current maturities of long-term debt                                              -    |               -
                                                                      ------------------|----------------
   Total current liabilities                                                  22,509    |          13,329
                                                                                        |
Long-term debt                                                               146,000    |               -
Allocated debt of Collins & Aikman Products Co.                                    -    |          25,400
Other, including post-retirement benefit obligation                            3,296    |           4,665
                                                                                        |
Commitments and contingencies                                                      -    |               -
                                                                                        |
Stockholder's Equity (Deficit):                                                         |
 Common stock ($.01 par value per share,                                                |
  1,000 shares authorized, issued and                                                   |
  outstanding)                                                                     -    |               -
 Additional paid-in-capital                                                   51,576    |           7,821
 Retained earnings                                                             2,586    |          18,940
 Investment and advances to C&A Products Co.                                       -    |         (30,386)
 Foreign currency translation adjustment                                          99    |             222
 Pension equity adjustment                                                         -    |            (377)
                                                                      ------------------|----------------
                                                                              54,261    |          (3,780)
                                                                      ------------------|----------------
                                                                            $226,066    |        $ 39,614
                                                                      ==================|================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                     THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                                ------------------------------   -----------------------------
                                                                   (COMPANY)  | (PREDECESSOR)        (COMPANY)  | (PREDECESSOR)
                                                                  OCTOBER 25, |  OCTOBER 26,        OCTOBER 25, |  OCTOBER 26,
                                                                      1997    |     1996                1997    |     1996
                                                                --------------|---------------   ---------------|-------------
                                                                              |                                 |
CASH PROVIDED BY (USED IN)                                                    |                                 |
                                                                              |                                 |
OPERATIONS                                                                    |                                 |
Net income for the period                                             $ 1,499 |      $ 3,118          $   2,586 |      $ 8,685
Items not affecting cash:                                                     |                                 |
          Depreciation of capital assets                                1,352 |          626              3,768 |        1,723
          Amortization of goodwill and intangible assets                2,077 |            -              6,230 |            -
          Amortization of deferred financing fees                         332 |            -                957 |            -
          Intercompany interest charges                                     - |          558                  - |        2,252
          Deferred income tax (benefit) expense                             - |           59               (570)|          492
Changes in operating assets and liabilities:                                  |                                 |
          Accounts receivable                                           4,167 |         (766)            (3,421)|          438
          Inventory                                                       686 |          170                538 |       (5,545)
          Accounts payable                                             (1,369)|       (2,116)             1,524 |         (119)
          Accrued liabilities                                           4,795 |         (526)            10,372 |         (925)
          Other                                                          (199)|          221               (513)|         (349)
                                                                --------------|---------------   ---------------|-------------
                                                                       13,340 |        1,344             21,471 |        6,652
                                                                --------------|---------------   ---------------|-------------
INVESTING                                                                     |                                 |
Acquisition of C & A Floorcoverings                                        (7)|            -           (197,740)|            -
Purchase of capital assets                                             (1,020)|       (1,963)            (2,008)|       (6,495)
                                                                --------------|---------------   ---------------|-------------
                                                                       (1,027)|       (1,963)          (199,748)|       (6,495)
                                                                --------------|---------------   ---------------|-------------
FINANCING                                                                     |                                 |
Proceeds from bank financing                                                - |            -             57,000 |            -
Issuance of senior notes                                                    - |            -            100,000 |            -
Repayment of bank financing                                            (8,000)|            -            (11,000)|            -
Capital contribution from CAF Holdings, Inc.                                - |            -             51,576 |            -
Financing costs                                                          (324)|            -             (9,366)|            -
Changes in investments and advances from Products Co.                       - |          725                  - |           70
                                                                --------------|---------------   ---------------|-------------
                                                                       (8,324)|          725            188,210 |           70
                                                                --------------|---------------   ---------------|-------------
                                                                              |                                 |
INCREASE IN CASH DURING THE PERIOD                                      3,989 |          106              9,933 |          227
CASH - BEGINNING OF PERIOD                                              6,088 |          254                144 |          133
                                                                --------------|---------------   ---------------|-------------
                                                                              |                                 |
CASH - END OF PERIOD                                                  $10,077 |      $   360          $  10,077 |      $   360
                                                                ==============================   =============================




NON-CASH SUPPLEMENTAL DISCLOSURE:
Acquisition of business assets by assuming liabilities                                                $  14,131

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

     The following summary presents unaudited pro forma results of operations as if the Acquisition occurred as of January 28, 1996 (in thousands):

                                          FOR THE THIRTY-NINE WEEKS
                                            ENDED OCTOBER 26, 1996
                                          -------------------------

        Net Sales                                          $103,447
        Operating income                                     13,403
        Net income                                              855

     These pro forma results do not purport to represent what the Company's results of operations would have been if the Acquisition had occurred as of such date nor what results will be for any future period.

4.   INVENTORIES

     Net inventory balances are summarized below (in thousands):


                                   (COMPANY)  |  (PREDECESSOR)
                                   OCTOBER 25,|    JANUARY 25,
                                      1997    |       1997
                                --------------|---------------
                                              |
        Raw materials               $ 8,970   |        $ 7,376
        Work in process               2,986   |          2,843
        Finished goods                5,874   |          5,953
                                --------------|---------------
                                    $17,830   |        $16,172
                                ==============|===============

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

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, CAF Acquisition Corporation ("CAF") purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of the Tradename License Agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the "Acquisition"). Immediately subsequent to the Acquisition, CAF was merged with Collins & Aikman Floor Coverings, Inc. with the Company as the successor company. Financing for the Acquisition was provided by
(i) $57.0 million of borrowings under an $85.0 million senior secured credit facility, (ii) $100.0 million of proceeds from an offering by CAF of its 10% Senior Subordinated Notes due in 2007, and (iii) $51.0 million in contributed capital. In connection with the Acquisition, the Company made an election under
Section 338(h)(10) of the Internal Revenue Code which provides for the Acquisition to be treated as a purchase of assets for federal income tax purposes. As a result of this election, the Company's tax basis in its assets was increased to the respective fair market values of such assets. The newly allocated basis is amortizable for tax purposes over the respective useful lives of the assets. The balance of the purchase price was allocated to goodwill and other intangibles which is amortizable for tax purposes over fifteen years.

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

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEKS ENDED OCTOBER 25, 1997 ("THIRD QUARTER 1997") AS COMPARED WITH
-----------------------------------------------------------------------------
THIRTEEN WEEKS ENDED OCTOBER 26, 1996 ("THIRD QUARTER 1996")
------------------------------------------------------------

     NET SALES. Net sales for the Third Quarter 1997 were $41.3 million, an increase of 18.8% from the $34.7 million for the Third Quarter 1996. This sales increase was attributable to continued strength in all end use markets served, particularly in the healthcare, government and corporate office space markets. Both volume and average selling prices increased.

     COST OF GOODS SOLD. Cost of goods sold increased to $24.3 million for the Third Quarter 1997 from $20.3 million in the Third Quarter 1996, an increase of 19.7%. As a percentage of sales, these costs were 58.9% and 58.5%, respectively. This increase was due to increased sales volume and higher depreciation due to the Acquisition offset by improved manufacturing efficiencies on the higher volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $2.1 million, for the Third Quarter 1997 increased to $10.6 million, an increase of 39.1% from the Third Quarter 1996 of $7.6 million. As a percentage of sales, these expenses increased to 25.6% from 21.9%. This increase is primarily due to increased costs related to (i) increased depreciation and amortization due to the Acquisition previously mentioned, (ii) continued investment in the company's segmentation marketing strategy, (iii) higher sales commissions related to the higher sales volume, and (iv) increased marketing expenses to capitalize on the finishing capacity expansion project completed at the end of 1996.

     CORPORATE, GENERAL AND ADMINISTRATIVE ALLOCATED COSTS. Corporate general and administrative allocated costs include costs associated with services provided by C&A Products, the former parent of the Company. 1997 costs also include a consulting fee to Quad-C, Inc. for the period subsequent to the Acquisition. Services provided by C&A Products included tax, treasury, risk management, employee benefits administration, legal, data processing, application of cash receipts and general corporate services. The Company has utilized its option to continue these services under a Management Services Agreement with C&A Products for up to one year. Allocated costs in the Third Quarter 1997 decreased to $0.2 million from $0.4 million in the Third Quarter 1996. As a percentage of sales, the allocated costs decreased to 0.4% from 1.2%.

     LOSS ON SALE OF RECEIVABLES. Effective July 13, 1994, C&A Products, the former parent of the Company, entered into a Receivables Sale Agreement with Carcorp, a wholly-owned bankruptcy-remote subsidiary of C&A Products. Under the terms of the Receivables Sale Agreement, Carcorp purchased on a revolving basis, without recourse, virtually all trade accounts receivable generated by C&A Products and its subsidiaries, including the Company. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. As of February 6, 1997 (the date of the Acquisition), the Company was terminated as a Seller under the Receivables Sale Agreement and, as a result, no longer incurs losses on the sale of its accounts receivable related thereto.

     INTEREST EXPENSE, NET. Prior to the Acquisition, the Company was a guarantor of certain debt of C&A Products. Therefore, in 1996, interest expense was allocated to the Company based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. As of February 6, 1997, the Company was released from all guarantees. Interest expense for the Third Quarter 1997 increased to $3.8 million from $0.6 million for the Third Quarter 1996. This increase is a result of the acquisition financing incurred at February 6, 1997 as previously discussed.

     NET INCOME. As a result of the purchase accounting charges previously discussed and interest expense related to the Acquisition, the Company reported decreased net income of $1.5 million in the Third Quarter 1997 compared to net income of $3.1 million for the Third Quarter 1996.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization, the effect of the write-up of inventory to fair market value and, additionally for 1996, the items retained by the seller. EBITDA of $9.7 million in the Third Quarter 1997 was $2.5 million or 34.6% higher than the $7.2 million for the Third Quarter 1996. As a percentage of sales, EBITDA increased to 23.4% in the Third Quarter 1997 from 20.7% in the Third Quarter 1996. The increase in EBITDA and EBITDA margin was the combined result of the factors described above. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

THIRTY-NINE WEEKS ENDED OCTOBER 25, 1997 ("NINE MONTHS 1997") AS COMPARED
-------------------------------------------------------------------------
WITH THIRTY-NINE WEEKS ENDED OCTOBER 26, 1996 ("NINE MONTHS 1996")
------------------------------------------------------------------

     NET SALES. Net sales for the Nine Months 1997 were $120.8 million, an increase of 16.8% from the $103.4 million for the Nine Months 1996. This sales increase was attributable to continued strength in all end use markets served, particularly in the corporate office space market. Both volume and average selling prices increased.

     COST OF GOODS SOLD. Cost of goods sold increased to $73.7 million for the Nine Months 1997 from $61.6 million in the Nine Months 1996, an increase of 19.7%. As a percentage of sales, these costs were 61.0% and 59.5%, respectively. This increase was due to increased sales volume, the effect of a $2.6 million inventory write-up charge during the first quarter 1997, higher depreciation due to the Acquisition, offset by improved manufacturing efficiencies on the higher volume. This inventory charge is a result of writing-up inventory to fair market value as of the date of the Acquisition and expensing the write-up during the first quarter of 1997 as the inventory completely turned. Excluding the $2.6 million inventory effect, cost of goods sold increased to $71.1 million compared to $61.6 million for Nine Months 1996, an increase of 15.5%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $6.2 million, for the Nine Months 1997 increased to $30.9 million, an increase of 43.1% from the Nine Months 1996 of $21.6 million. As a percentage of sales, these expenses increased to 25.6% from 20.9%. This increase is primarily due to increased costs related to (i) increased depreciation and amortization due to the Acquisition previously mentioned, (ii) continued investment in the company's segmentation marketing strategy, (iii) higher sales commissions related to the higher sales volume, and (iv) increased marketing expenses to capitalize on the finishing capacity expansion project completed at the end of 1996.

     CORPORATE, GENERAL AND ADMINISTRATIVE ALLOCATED COSTS. Corporate general and administrative allocated costs include costs associated with services provided by C&A Products, the former parent of the Company. 1997 costs also include a consulting fee to Quad-C, Inc. for the period subsequent to the Acquisition. Services provided by C&A Products included tax, treasury, risk management, employee benefits administration, legal, data processing, application of cash receipts and general corporate services. The Company has utilized its option to continue these services under a Management Services Agreement with C&A Products for up to one year. Allocated costs in the Nine Months 1997 decreased to $0.6 million from $1.3 million in the Nine Months 1996. As a percentage of sales, the allocated costs decreased to 0.5% from 1.2%.

     LOSS ON SALE OF RECEIVABLES. Effective July 13, 1994,C&A Products, the former parent of the Company, entered into a Receivables Sale Agreement with Carcorp, a wholly-owned bankruptcy-remote subsidiary of C&A Products. Under the terms of the Receivables Sale Agreement, Carcorp purchased on a revolving basis, without recourse, virtually all trade accounts receivable generated by C&A Products and its subsidiaries, including the Company. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. As of February 6, 1997 (the date of the Acquisition), the Company was terminated as a Seller under the Receivables Sale Agreement and, as a result, no longer incurs losses on the sale of its accounts receivable related thereto.

     INTEREST EXPENSE, NET. Prior to the Acquisition, the Company was a guarantor of certain debt of C&A Products. Therefore, in 1996, interest expense was allocated to the Company based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. As of February 6, 1997, the Company was released from all guarantees. Interest expense for the Nine Months 1997 increased to $11.3 million from $2.3 million for the Nine Months 1996.
This increase is a result of the acquisition financing incurred at February 6, 1997 as previously discussed.

     NET INCOME. As a result of the purchase accounting charges previously discussed and interest expense related to the Acquisition, the Company reported decreased net income of $2.6 million in the Nine Months 1997 compared to net income of $8.7 million for the Nine Months 1996.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization, the effect of the write-up of inventory to fair market value and, additionally in 1996, the items retained by the seller. EBITDA of $28.2 million in the Nine Months 1997 was $6.6 million or 30.6% higher than the $21.6 million for the Nine Months 1996. As a percentage of sales, EBITDA increased to 23.4% in the Nine Months 1997 from 20.9% in the Nine Months 1996. The increase in EBITDA and EBITDA margin was the combined result of the factors described above. EBITDA is provided as certain investors commonly use it as a measure of a Company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally-generated cash flows and, prior to the Acquisition, inter-company advances from C&A Products, the Company's former parent.

     Net cash provided by operating activities in the Third Quarter 1997 was $13.3 million compared to $1.3 million in the Third Quarter 1996 primarily due to $11.1 million improvements in working capital components. Net cash provided by operating activities in the Nine Months 1997 was $21.5 million compared to $6.7 million in the Nine Months 1996, an increase of $14.8 million, primarily as a result of $15.0 million improvement in working capital components.

     Capital expenditures totaled $1.0 million during the Third Quarter 1997 compared to $2.0 million during the Third Quarter 1996. For the Nine Months 1997, capital expenditures totaled $2.0 million compared to $6.5 million for the Nine Months 1996. The decreases of $0.9 million in the Third Quarter 1997 and the $4.5 million in the Nine Months 1997 are due to the heavy capacity expansion costs incurred during 1996. Capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and capacity enhancements. The Company expects to spend approximately $4.5 million during the fiscal year 1997.

     The Company incurred significant indebtedness in connection with the Acquisition. At February 6, 1997, the Company incurred $157.0 million of indebtedness, consisting of $100.0 million of Senior Subordinated Notes, $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Agreement, with no other debt or capital lease obligations. Immediately after the Acquisition, the Company had approximately $26.5 million (net of $2.0 million in revolver borrowings and $1.5 million in letter of credits outstanding) in availability under the revolving credit portion of the Credit Agreement and $2.1 million of cash. The term loan portion of the Credit Agreement will mature on June 30, 2002 and will require annual principal payments (payable in quarterly installments) totaling $3.0 million in 1997, $5.0 million in 1998, $9.0 million in 1999, $15.0 million in each of 2000 and 2001, and $8.0 million in 2002. The revolving credit portion of the Credit Agreement will mature on June 30, 2002 and may be repaid and reborrowed from time to time. No principal payments are required on the Senior Subordinated Notes prior to their scheduled maturity in 2007. On September 30, 1997, the Company paid $7.0 million in voluntary prepayments and $1.0 million in required payments against the term loan borrowings. As of October 25, 1997, there was $28.5 million available under the revolver and $146.0 million of indebtedness.

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

(a)      EXHIBITS

Exhibit
Number   DESCRIPTION
-------  -----------

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

Dated:   December 10, 1997


                                        COLLINS & AIKMAN FLOORCOVERINGS, INC.
                                        (Registrant)

                                   By:  /s/ Darrel V. McCay
                                             -------------------
                                        Darrel V. McCay
                                        Chief Financial Officer

                                        (Duly authorized Officer and Principal
                                        Financial and Accounting Officer)