Form 10-K405
period 1998-01-31
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1998-04-30
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-K

               X      Annual Report Pursuant to Section 13 or 15(d)
             -----
                      of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended January 31, 1998


                      Transition Report Pursuant to Section 13 or 15(d)
             -----
                      of the Securities Exchange Act of 1934


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


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:


                                                        Name of each exchange
        Title of Each Class                              on which registered:

10% $100,000,000 SENIOR SUBORDINATED                            NONE
          NOTES DUE 2007


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of April 30, 1998, 1,000 shares of the Registrant's common stock, no par value, were outstanding and held entirely by CAF Holdings, Inc. None of the Registrant's common stock was held by non-affiliates.

Documents incorporated by reference:  None.

                                    PART I

ITEM 1.  BUSINESS

GENERAL
-------

  Collins & Aikman Floorcoverings, Inc. (the "Company"), a Delaware Corporation, is a leading manufacturer of vinyl-backed commercial floorcovering in the United States, with the number one market position in six-foot roll carpet and the number three market position in modular carpet tile. The Company markets its products to a wide variety of commercial end-markets, including corporate office space, retail stores, education, health care and government facilities. The Company differentiates itself through (i) superior product features such as durability, long term appearance retention and its patented Powerbond RS "peel and stick" installation system, (ii) exceptional customer-focused services, including the Company's Source One program, which offers customers a complete turn-key package of floorcovering supply and installation for single-site and multiple-site projects, (iii) leading design capability and (iv) environmental leadership, including an advanced recycling program which converts plant scrap and reclaimed post-consumer, vinyl-backed carpeting into backing for certain of its carpet products and other commercial uses, such as industrial block
flooring.   In the fiscal year ended January 31, 1998, the Company generated net sales and EBITDA of $160.4 million and $35.1 million, respectively.

  Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, pursuant to an agreement entered into among CAF Holdings, Inc. ("Holdings"), a corporation sponsored by Quad-C, Inc. ("Quad-C"), a Virginia merchant banking firm, and Paribas Principal Partners ("Paribas"), the U.S. private equity group of Paribas, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, the Company and C&A Products, CAF purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of a tradename license agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the "Acquisition").

  The U.S. commercial carpet market, which is comprised of the specified and non-specified segments, is estimated by management to have generated sales of approximately $3.5 billion in 1997. The specified commercial market, which represents approximately $2.1 billion of the total U.S. commercial carpet market, is differentiated from the non-specified market, in that products are specified by architects, designers and owners rather than being purchased off the shelf. While competition in the non-specified market is based largely on price, the key differentiating factors in the specified markets are product durability, appearance retention, product design and service, as well as price.

  Within the specified commercial market, the Company competes in the six-foot roll and modular carpet tile segments, which combined accounted for an estimated $600 million of industry sales in 1997. The Company's focus on these niche products provides a competitive advantage as these products tend to have proprietary specifications and generally cannot be produced on standard broadloom carpet manufacturing equipment utilized by the majority of manufacturers in the carpet industry. Management believes the exceptional performance and unique installation characteristics of the Company's products provide a superior long-term investment for end-users relative to both broadloom carpet, which requires more frequent replacement and higher maintenance costs, and hard surface flooring products, which lack the aesthetics and comfort under foot of carpet. The Company believes it has a reputation for outstanding product quality and innovative, problem-solving products. As a result, the Company historically has been able to achieve sales growth in excess of that in the general commercial carpet industry. The Company's net sales have grown, without the benefit of acquisitions, from $88.6 million in 1992 to $160.4 million in 1997, representing a CAGR of 12.6%.

  The Company believes that the diversity of its end-markets provides significant stability to its revenue base. The Company's focus on market segments, which are characterized by high renovation rates, as opposed to new construction, reduces its exposure to economic fluctuations. Historically, renovation activity has been significantly less cyclical than new construction. Management estimates that approximately 65% of the Company's sales are related to renovation projects and approximately 35% are attributable to new construction. Due to the favorable U.S. economy, low interest rates and low vacancy rates in commercial real estate, management believes that new construction demands will remain strong in the near term. As a result, sales of the Company's products have increased steadily despite the volatility in new commercial construction since 1990.

COMPETITIVE STRENGTHS

  The Company considers its competitive strengths to include the following:

  SUPERIOR PRODUCT TECHNOLOGY

  The Company has demonstrated an ability to develop value-added products that differentiate it from its competition. The Company's proprietary vinyl cushion backing technology, Powerbond(R), which uses a closed-cell construction that is impermeable to moisture, exhibits demonstrably superior durability, seamability and cleaning characteristics, and provides comfort under foot, thereby combining the best attributes of both hard surface and carpet floorcoverings.
Powerbond(R) was enhanced in 1988 with the patented Powerbond RS system, which employs a "peel and stick" dry adhesive for installation. Management believes the RS system substantially reduces total installation costs and eliminates the fumes associated with wet adhesives generally used in conventional carpet installation.

  LEADING POSITIONS IN NICHE PRODUCTS

  In 1967, the Company pioneered a vinyl-backed flooring system (which includes six-foot roll and modular carpet tile) in the U.S. commercial carpet industry as an alternative to hard surface flooring and broadloom carpet. The Company is the leader in the vinyl-backed commercial carpet industry. The Company has the number one position in the fast growing six-foot roll segment of the specified U.S. commercial carpet market. Within the modular carpet tile market, the Company believes it has the number three position. Management believes that the six-foot roll market will continue to grow significantly faster than the commercial carpet industry as a whole.

  UNIQUE MARKETING SEGMENTATION

  The Company has implemented a segmented marketing strategy which targets the Company's sales and marketing efforts to the specified needs of each end-market within a given geographic area. Management believes that each end-market (corporate office space, retail stores, education, health care and government facilities) has distinct product, service, performance, aesthetics, distribution and budgetary requirements. The segmentation strategy requires each account manager to develop an expertise in a specific end-market, resulting in greater customer-focused service, comprehensive market coverage and increased sales productivity over time. The size of the Company's sales organization has nearly doubled since the implementation of the segmentation strategy in 1993 from 45 to 90 account managers. Management expects to benefit from this investment because, historically, the productivity of the sales force has increased significantly with experience. This market-specific focus differentiates the Company from its competitors, which generally have a geographically assigned sales organization wherein the account managers are responsible for all end-use markets. In addition, the diversity of the end-markets served provides significant stability to the company's revenue base.

  LEADING RECYCLING CAPABILITY

  The Company has developed a proprietary technology for recycling vinyl carpet scrap and post-consumer, vinyl-backed floorcovering reclaimed from installation sites. This unique capability eliminates the need for landfill disposal or incineration of these waste products. Through this technology, the Company produces backing for new carpet and other value-added commercial products, such as industrial block flooring. The Company is leading the industry in recycling initiatives at a time when many end-users, including government agencies and professional designers, increasingly prefer and/or require products with recycled content.

  FLEXIBLE DISTRIBUTION

  The Company has developed a flexible three-channeled distribution system, which focuses on the needs of the end-user. Customers have the flexibility to purchase the Company's products directly from the Company, through the Company's unique Source One program or through independent dealers. These programs allow the Company's sales and marketing personnel to (i) establish relationships within specific market segments, (ii) continually improve and customize product characteristics for specific applications, and (iii) maximize total value delivered to customers. Although the majority of industry sales have traditionally been through local dealers, management believes its emphasis on flexible distribution and direct marketing provide the Company more influence in the specification process, thus affording it a distinct competitive advantage. The Company will continue to market its products to floorcovering specifiers and end-users through programs, which emphasize one-on-one contact between its account managers and key decision-makers.

  EXPERIENCED MANAGEMENT TEAM AND SIGNIFICANT EMPLOYEE INVOLVEMENT

  The Company has an experienced and successful management team with an average of over 20 years of experience in the floorcovering industry and an average of over 10 years of experience with the Company. Management has promoted company-wide employee involvement in every phase of the manufacturing and selling process, which has resulted in the implementation of suggestions from both hourly and salaried associates regarding the Company's operations. Manufacturing employees are cross-trained in several functions and have access to ongoing internal training programs as well as external educational programs.

INDUSTRY OVERVIEW

  Commercial carpet is manufactured in two basic forms, roll products and modular carpet tile. Roll carpet products are manufactured in one of two principal types: conventional twelve-foot broadloom carpet or six-foot roll carpet.

  Historically, six-foot roll goods were primarily used in the education and health care markets. These products in recent years have been accepted in new market segments such as corporate office space, where handling and transport of twelve-foot broadloom is not always practical or feasible, and retail stores and public spaces (such as airports) where comfort under foot and durability are important criteria.

  Modular carpet tile is offered in a variety of sizes to accommodate the full range of domestic and international requirements. Because of its flexibility within open office landscape systems, the primary uses of modular carpet tile are for the corporate office space and government markets. Office systems are often reconfigured to react to ever-changing office dynamics. For example, modular carpet tile is particularly well suited to the use of raised floor systems in which continual access to underfloor power systems is required. Tiles are simply removed to reveal the access panel and replaced when work is completed. Broadloom carpet cannot withstand this activity as it must be cut open and cannot adequately be repaired.

SALES, MARKETING AND DISTRIBUTION

  SALES. In 1993, the Company implemented a highly focused sales and marketing strategy, under which each account manager targets specific market segments within a particular geographic area. This strategy is designed to achieve comprehensive market coverage of the nation's leading markets. The Company believes that each market segment (corporate office space, retail stores, education, health care and government facilities) has specific product, service, performance, aesthetic, distribution and budgetary requirements and that purchasing decisions are unique to each segment. The Company's segmentation strategy allows the account managers to develop specific expertise in a particular market segment, which management believes results in higher customer service levels, more comprehensive market coverage and increased sales productivity over time.

  The majority of the Company's sales are specified by the facility owner, whose purchasing decision frequently is influenced by interior designers and architects. Since each market has distinct performance, design and installation requirements, the Company's account managers focus on educating the facility owners and their design professionals on (i) the technical specifications and proprietary advantages of its products, (ii) the Company's design capabilities for specific market segments, (iii) the Company's dedication to responsive delivery of customer service and (iv) the Company's environmental initiatives. The Company's account managers take on advisory or consultant roles to the customer as compared to a normal sales person. Management believes this end market-oriented strategy has resulted in an improvement in service and greater sales.

  The Company has nine domestic sales offices, each directed by a regional manager. The size of the Company's sales organization has doubled since the implementation of the segmentation strategy in 1993 from 45 account managers and 7 regional managers to 90 account managers and 10 regional managers currently. Historically, the productivity of the sales force has increased significantly with experience. During 1997, the Company's account managers with four or more years of experience produced an average of approximately 66% more in sales than did the Company's account managers with three or fewer years of experience. Management believes this increased sales productivity is the result of (i) increased awareness of individual market requirements, (ii) improved product knowledge, (iii) enhanced customer service and (iv) increased customer trust and reliance.

  MARKETING. As part of the segmentation strategy, each market segment has a dedicated in-house marketing director responsible for the identification of market opportunities, communications and program implementation. Marketing personnel provide account managers with important market information, including demographic profiles, competitive analyses, and merchandising support in the form of brochures, advertising and videos. The marketing group also provides specific input into product development for each market segment. The Company has an in-house design team dedicated to developing new, innovative designs for each of the Company's primary end-markets:

  Corporate Office Space.  The corporate office space market involves project-
  -----------------------
oriented work and/or multi-site purchasing agreements. Management has focused on projects where the Company tends to excel on the basis of product performance, customer service and lower life cycle cost rather than pricing. As part of its strategy to increase penetration of this market, the Company recently implemented a national accounts program that targets the country's largest corporations.

  Education.  The education market has been a primary focus for the Company
  ----------
since the development of Powerbond(R) in 1967. Powerbond(R)'s long-term appearance retention characteristics have been the principal factor behind the Company's success in this segment. Customers in the education segment tend to be particularly sensitive to durability, longevity and ongoing maintenance costs. Historically, the Company has focused on the kindergarten through twelfth grade market. Powerbond(R) in many of these installations has been in use for more than 20 years. The Company aggressively uses this track record in its marketing to potential customers. Over the last two years, the Company has begun to direct attention to the college and university market.

  Health Care.  Powerbond RS is particularly well suited to the health care
  ------------
market because of its moisture impermeability and quick, safe installation. Powerbond RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the health care market. With the growth and consolidation of national health care organizations, the Company's Source One program, providing project management services and single source responsibility, is well-suited to serve this market.

  Government.  The Company sells to federal, state and local governments.  The
  ----------
Company is a supplier to the federal government's purchasing arm, the General Services Administration, which establishes product categories and related minimum product specifications for various budget levels and aesthetic requirements. State and local governments purchase floorcovering products independently through contracts with approved suppliers. The Company is currently an approved supplier to several states and municipalities. Management believes that its success in the government market is due in part to the Company's environmental initiatives, including both the Powerbond RS "peel and stick" backing system, and its recently introduced recycled content product offerings.

  Retail Stores.  Retail store planning is the Company's newest market segment
  --------------
with a focus on major retail chains, which have the potential for large, nationwide volumes. A significant portion of these sales flow directly through the Company's Source One program. The Company's "on time every time" installation commitments and Powerbond RS' ease of installation are critical to meet short construction schedules and to minimize business interruption and loss of revenues in the retail sector.

  International Markets.  The Company established its first international sales
  ----------------------
office in 1989 in the United Kingdom and currently distributes throughout South East Asia, China, Korea, Taiwan and North and South America. Sales to international customers constituted less than 10% of the Company's revenues during 1997. The Company plans to add distributors and dedicated sales personnel in international markets.

  DISTRIBUTION. The Company's products are sold and distributed through three primary channels: direct to end-user, Source One and through dealers. Although a majority of the Company's invoicing is through dealers, the Company's primary marketing efforts are focused on the end-user and professional designers and architects who create specifications for its products. The Company operates with a flexible distribution philosophy to meet the needs of the customer and not mandate from whom the customer can buy the Company's products. These channels are outlined below:

  Direct.  Direct distribution allows end-users to purchase floorcovering
  ------
directly from the Company. The Company's account managers work directly with the customer to advise, educate and make recommendations for the selection and specification of the right product for the particular application. The customer is responsible for project management and installation.

  Source One.  Introduced in late 1992, the Company's in-house project
  -----------
management department provides single-source coordination and turn-key project management service. The department was established to provide a "one phone call", "single-source" project management service to meet the specific needs of the Company's customer base. The service includes facility measurement, project coordination, order entry, delivery and installation of a wide range of interior finishes, including the Company's products. Installation is provided by company-certified installers throughout the nation.

  Dealer.  The carpet industry traditionally has sold products to customers
  -------
through local dealers, who typically broker products from manufacturers and subcontract installation through local installers. Many of the Company's customers request that the product be delivered through a local dealer who provides a range of project management services, including carpet removal, staging and installation.

PRODUCTS AND PRODUCT FEATURES

  The Company's products are available in a wide variety of textures, densities, colors and patterns designed to meet both the performance and aesthetic requirements of a broad spectrum of commercial end-users. The product offerings are available in both six-foot roll goods and modular carpet tile, which enables the Company to market an integrated system of product solutions to address the specific requirements of end-users. Each of these products offers distinctive characteristics of use and application.

  Six-Foot Roll Goods.  The Company is the leading U.S. manufacturer of six-foot
  --------------------
roll products, which provide performance advantages over twelve-foot broadloom and hard surface flooring. All of the Company's six-foot products utilize the proprietary Powerbond(R) backing technology, which it pioneered in 1967. Management believes this cushion system and the patented RS technology enhancement give the Company a sustainable competitive advantage. In addition to superior performance characteristics, the six-foot roll product provides handling and transport advantages over twelve-foot rolls as well as cost advantages over modular carpet tiles.

  Modular Carpet Tile.  The Company was the first manufacturer in the U.S. to
  --------------------
introduce vinyl-backed modular carpet tile technology in 1969 and today is the third largest domestic producer. The Company recently introduced a tile product utilizing the Powerbond(R) cushion technology, which provides the end-user with improved durability and an extended life cycle as compared to competitive non-cushioned tile products. The Company's modular carpet tile system is specifically engineered to have a monolithic appearance on the floor and is marketed as the most seamless tile in the industry. The Company's modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements.

COMPETITION

  The commercial floorcovering industry is highly competitive. The Company competes with other manufacturers of vinyl-backed carpet, as well as manufacturers of twelve-foot broadloom carpet and other types of commercial floorcovering. Although the industry recently has experienced consolidation, a large number of manufacturers remain. Management believes that the Company is the largest manufacturer of six-foot roll goods in the U.S., with a market share over three times that of its nearest competitor, and is the third largest manufacturer of modular carpet tile in the U.S. While no company focuses solely on the same products as the Company, a number of the Company's domestic and foreign competitors manufacture six-foot roll goods and modular carpet tile as one segment of their business. Certain of these competitors have greater financial resources than the Company.

  The Company believes the principal competitive factors in its primary floorcovering markets are performance, durability, service, style and price. In the specified commercial market, six-foot roll goods and modular carpet tile compete with various floorcoverings, of which broadloom carpet has the largest market share. The performance, durability, customer service, and ease of installation and maintenance of the Company's six-foot roll goods and modular carpet tile are its principal competitive advantages.

  Some of the Company's major competitors have significantly higher commercial carpet sales than the Company since broadloom carpet products comprise the majority of their sales. The market for commercial broadloom products is substantially larger than the commercial vinyl-backed carpet market in which the Company specializes. In addition, unlike some larger industry participants, the Company has not made any acquisitions, but has grown organically.

  Historically, the vast majority of the commercial carpet industry's sales have been through independent carpet dealers. Within the last three years, two of the Company's competitors and DuPont, the Company's principal raw material supplier, each initiated a strategy of purchasing or forming alliances with selected carpet dealers primarily in large metropolitan markets.

MANUFACTURING AND FACILITIES

  The Company owns manufacturing facilities in Dalton, Georgia. These facilities consist of (i) a yarn processing plant with carpet dyeing capabilities, (ii) a carpet tufting plant, (iii) a carpet finishing and tile cutting plant which includes printing and recycling operations) and (iv) a customer service center and distribution warehouse. In addition to the four Dalton facilities, the Company leases nine sales and service facilities and two warehouses in the U.S. and one sales and service facility in the U.K.

  During 1996, the Company completed a $13.0 million expansion and modernization program, including (i) the replacement of two-thirds of all existing tufting equipment with new high speed machines, (ii) the replacement of all warping equipment, (iii) the installation of a second vinyl production line, which doubled the Company's finishing capacity and (iv) a 60,000 square foot building expansion of the finishing plant. The Company has begun a 40,000 square foot expansion to its tufting plant to improve handling and storage efficiencies for its processes and a new vinyl production line at its finishing plant.

  Management believes that employee involvement is a significant factor in the Company's increased profitability. Management initiated a Company-wide system of measuring and improving manufacturing quality in 1989. This system includes extensive training, the establishment of quality checkpoints during the manufacturing process and the formation of quality leadership and improvement teams. Various quality measurements are taken each month and displayed graphically in each plant so that employees can track progress. Results are reviewed each month in planning meetings involving all employees. An employee suggestion system called Opportunity For Involvement ("OFI") was implemented in 1991 to provide a vehicle for suggestions related to product quality, employee safety, manufacturing costs and workplace improvement. In 1997, the category of environment was added to the OFI program.

  The following table summarizes the Company's manufacturing, distribution and sales facilities:

                                                                                                         APPROXIMATELY
LOCATION                                  OPERATION                             OWNED/LEASE              SQUARE FEET
--------                                  ---------                             -----------              -------------
Dalton, Georgia....................       Distribution Warehouse                   Owned                     133,200
                                          Sales Service Office
                                          Finance & Administration
Dalton, Georgia....................       Yarn Plant                               Owned                     161,500
                                          Carpet Dyeing
Dalton, Georgia....................       Tufting                                  Owned                     110,000
                                          Corporate Offices
Dalton, Georgia....................       Six-Foot Finishing                       Owned                     187,400
                                          Tile Finishing
                                          Tile Printing
                                          Recycling
Dalton, Georgia....................       Warehouse                                Leased                     46,200
Dalton, Georgia....................       Warehouse                                Leased                     15,000
Marietta, Georgia..................       Sales / Showroom                         Leased                      2,129
Chicago, Illinois..................       Sales / Showroom                         Leased                      5,498
Dallas, Texas......................       Sales / Showroom                         Leased                      1,960
Denver, Colorado...................       Sales / Showroom                         Leased                      1,318
Burke, Virginia....................       Sales / Showroom                         Leased                      1,783
Newport Beach, California..........       Sales / Showroom                         Leased                      1,600
New York, New York.................       Sales / Showroom                         Leased                      5,000
San Francisco, California..........       Sales / Showroom                         Leased                      3,330
Farmington, Massachusetts..........       Sales / Showroom                         Leased                        120
Milton Keynes, United Kingdom......       Sales / Showroom                         Leased                      5,500

RAW MATERIALS

  The manufacturing of carpet involves the purchasing or manufacturing of yarn, which comprises about one-third of the carpet's typical cost structure and in excess of 50% of total raw material costs. The Company uses DuPont 6.6 continuous filament yarn for all of its products. Yarn is either purchased directly from DuPont to be processed through the yarn and dye plant in Dalton or from outside yarn processors who processes DuPont yarn prior to delivery. Other significant raw materials used by the Company in its manufacturing process include coater materials, such as vinyl resins, and primary backing.

  The Company has never experienced a problem sourcing nylon, processed yarn or any other raw material used in the manufacture of carpet from its suppliers and does not anticipate any difficulties in sourcing these raw materials in the future.

PATENTS AND TRADEMARKS

  The Company owns a number of patents in the United States including its Powerbond RS patent, which expires in 2008. The Company considers its know-how and technology more important to its current business than patents and, accordingly, believes that expiration of existing patents would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets. The Company also owns numerous registered trademarks in the United States, including Powerbond(R).

EMPLOYEES

  At January 31, 1998, the Company had a total of 777 employees of which 472 were hourly and 305 salaried. The Company has experienced no work stoppages and believes that its employee relations are good. All of the Company's employees are non-union. Management is not aware of any discussion or attempts to organize the workforce within any of the Company's facilities.

ENVIRONMENTAL MATTERS

  The Company's operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. The Company believes that its operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. The cost of such compliance is immaterial to the financial position and results of operations of the Company.


ITEM 2.  PROPERTIES

  For information concerning the principal physical properties of the Company, see "Item 1. Business -- Manufacturing and Facilities."

ITEM 3.  LEGAL PROCEEDINGS

  The Company from time to time is subject to claims and suits arising in the ordinary course of business, including workers' compensation and product liability claims, which may or may not be covered by insurance. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As of April 30, 1998, there was one holder of record of The Company's common stock. There is no public trading market for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

  The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere herein. The financial data as of January 28, 1995, January 27, 1996, January 25, 1997 and for each of the four years ended January 31, 1998, have been derived from the audited financial statements of the Company. The financial data as of and for the year ended January 29, 1994 have been derived from the unaudited financial statements of the Company. The historical consolidated financial statements of the Company contained elsewhere herein are presented as if the Company was a separate entity for all periods presented. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

  The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in periods subsequent to the Acquisition. In addition, pre-Acquisition results include accruals and costs allocated by C&A Products. Accordingly, pre-Acquisition results of the Company and post Acquisition results are not comparable in all material respects. A vertical black line on the table below distinguishes between the pre-Acquisition and post Acquisition results.

                                                                                  FISCAL YEAR ENDED
                                                          ---------------------------------------------------------------------
                                                          JANUARY 29,   JANUARY 28,    JANUARY 27,    JANUARY 25,    JANUARY 31,
                                                            1994          1995           1996           1997           1998(a)
                                                          ---------------------------------------------------------------------
                                                                                (Dollars in thousands)            |
                                                                                                                  |
OPERATING DATA:                                                                                                   |
Net sales..............................................   $ 95,590      $ 108,039      $ 122,169      $ 136,124   |  $  160,383
Costs of goods sold....................................     55,065         62,527         73,615         81,715   |      97,263
                                                          --------      ---------      ---------      ---------   |  ----------
Gross profit...........................................     40,525         45,512         48,554         54,409   |      63,120
Selling, general and administrative expenses (b).......     25,478         23,733         27,364         28,971   |      34,769
Corporate general & administrative allocated                                                                      |
  costs (c)............................................      1,046          1,069          1,591          1,531   |         649
Goodwill and intangibles amortization (d)..............      2,645             --             --             --   |       8,468
Management equity plan expenses (e)....................      1,009             --             --             --   |          --
                                                          --------      ---------      ---------      ---------   |  ----------
Operating income.......................................     10,347         20,710         19,599         23,907   |      19,234
Loss on sales of accounts receivable (f)...............         --          1,261          3,269          3,489   |          --
Interest expenses (g)..................................        755          2,454          3,098          2,854   |      15,122
                                                          --------      ---------      ---------      ---------   |  ----------
Income before income taxes.............................      9,592         16,995         13,232         17,564   |       4,112
Income tax expense.....................................      4,837          6,645          5,127          6,729   |       1,710
                                                          --------      ---------      ---------      ---------      ----------
Net Income.............................................   $  4,755      $  10,350      $   8,105      $  10,835   |  $    2,402
                                                          ========      =========      =========      =========   |  ==========
OTHER DATA:                                                                                                       |
EBITDA (h).............................................   $ 20,646      $  23,247      $  23,371      $  27,118   |  $   35,085
Capital expenditures...................................      2,147          1,823          4,290          7,897   |       5,119
Depreciation and amortization..........................      2,398          2,237          2,154          2,201   |      13,263
                                                                                                                  |
CASH FLOWS DATA:                                                                                                  |
Net cash provided by operating activities..............   $ 10,057      $  24,912      $  11,744      $  12,375   |  $   24,201
Net cash used in investing activities..................       (676)          (972)        (4,270)        (7,856)  |    (202,856)
Net cash (used in) provided by in financing............                                                           |
  activities (i).......................................     (9,474)       (23,959)        (7,347)        (4,508)  |     184,210
                                                                                                                  |
BALANCE SHEET DATA (END OF PERIOD):                                                                               |
Working capital (j)....................................   $ 14,512      $   3,268      $   3,805      $   6,485   |  $   26,454
Total assets (j).......................................     41,160         27,312         31,231         39,614   |     216,823
Long-term debt (k).....................................      8,100         43,800         43,300         25,400   |     142,000
Stockholder's equity (deficit).........................     14,912        (32,999)       (29,645)        (3,780)  |      54,076

(a)  The fiscal period ended January 31, 1998 included 53 weeks.
(b) Amounts include costs incurred by the Company relating to certain matters retained by C&A Products totaling $4,302,000 in fiscal 1993, $300,000 in fiscal 1994, $1,618,000 in fiscal 1995 and $1,010,000 in fiscal 1996. The above amounts represent all costs, including customer remediation, legal expenses, travel expenses and claim settlements, incurred by the Company in connection with certain claims and litigation that either were retained by C&A Products or were incurred by the Company in anticipation of the sale of the Company.
(c) Prior to fiscal 1997, amounts relate to services provided by C&A Products and include tax, treasury, risk management, employee benefits, legal, data processing, application of cash receipts and other general corporate services. The costs of the services provided by C&A Products were allocated to the Company based upon a combination of estimated use and the relative sales of the Company's business to the total consolidated operations of C&A Products. In the opinion of management, the method on which these costs were allocated was believed to be reasonable. However, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions. Fiscal 1997 amounts relate to amounts paid to the majority shareholder as a management fee and amounts paid to C&A Products to provide the Company with services as described above.
(d) At October 30, 1993, Collins & Aikman Corporation wrote off all goodwill related to its December, 1988 acquisition of C&A Products based upon its assessment that the asset was impaired. The amount reported for the year ended January 29, 1994 includes the Company's allocated portion of the goodwill write-off. In connection with the Acquisition, the Company recorded goodwill and intangible assets of $137.3 million, which are being amortized over lives of 7 to 40 years.
(e) Prior to the Acquisition, certain of the Company's employees participated in Collins & Aikman Corporation's stock option plans which provide for the award of options on Collins & Aikman Corporation common shares to employees, exercisable over ten-year periods. Pursuant to such stock option plans, Collins & Aikman Corporation granted certain employees of the Company stock options with exercise prices below the then estimated fair value in recognition of their prior service.
(f) Effective July 13, 1994, C&A Products entered into a Receivables Sale Agreement with Carcorp, a wholly owned, bankruptcy-remote subsidiary of C&A Products. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. Upon closing of the Acquisition, the Company was terminated as a seller under the Receivables Sale Agreement. Subsequent to the Acquisition, the Company does not sell its accounts receivable and, as a result, does not incur any losses related to third-party discounts associated with such sales.
(g) Substantially all of the Company's interest expense prior to the fiscal year ended January 31, 1998 relates to the allocated debt of C&A Products referred to in note (k) below.
(h) EBITDA represents earnings before deductions for interest expense, loss on sales of accounts receivable, income tax expense, depreciation, amortization, non-recurring charges related to the write-off goodwill (see note (d) above), the management equity plan expense (see note (e) above), the costs incurred in connection with certain matters retained by C&A Products (see note (b) above), and the effect of writing up inventory to fair value at the time of the Acquisition. Because of certain of these adjustments, the measure presented may not be comparable to similarly titled measures reported by other companies. The Company understands that certain investors believe EBITDA reflects a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.
(i) Prior to the Acquisition, net cash used in financing activities includes net cash transactions with C&A Products.
(j) For periods after July 13, 1994 and prior to the Acquisition, amounts exclude all domestic trade accounts receivable sold by the Company pursuant to the Receivables Sale Agreement referred to in note (f) above.

(k) Amounts for periods prior to fiscal 1997 represent the debt of C&A Products that has been allocated to the Company as a result of its guarantee of certain C&A Products debt. In connection with the sale of the Company, the Company was released from this guarantee, and accordingly, the Company was not required to repay any of the allocated amounts.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company is the leading U.S. manufacturer of six-foot roll carpet and the third largest manufacturer of modular carpet tiles within the specified commercial carpet market. The Company markets its products directly to the end-user utilizing its national sales force and other distribution channels. The Company's products are marketed to a wide variety of commercial end-markets, including corporate office space, retail stores, education, health care and government facilities. The Company believes that the diversity of its target markets softens the impact of economic downturns.

  As discussed in Item 1, prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, CAF Acquisition Corporation ("CAF") purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of the Tradename License Agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the "Acquisition"). Immediately subsequent to the Acquisition, CAF was merged with Collins & Aikman Floor Coverings, Inc. with the Company as the successor company. Financing for the Acquisition was provided by
(i) $57.0 million of borrowings under an $85.0 million senior secured credit facility, (ii) $100.0 million of proceeds from an offering by CAF of its 10% Senior Subordinated Notes due in 2007, and (iii) $51.0 million in contributed capital. In connection with the Acquisition, the Company made an election under
Section 338 (h) (10) of the Internal Revenue Code, which provides for the Acquisition to be treated as a purchase of assets for federal income tax purposes. As a result of this election, the Company's tax basis in its assets was increased to the respective fair market values of such assets. The newly allocated basis is amortizable for tax purposes over the respective useful lives of the assets. The balance of the purchase price was allocated to goodwill and other intangibles, which is amortizable for tax purposes over fifteen years.

  The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in periods subsequent to the Acquisition. In addition, the 1996 results include accruals and costs allocated by C&A Products. Accordingly, pre-Acquisition results of the Company and post Acquisition results are not comparable in all material respects.

  The Company finished 1997 with $160.4 million in sales and $35.1 million in EBITDA, which is the fifth consecutive record year. For the five-year period from 1993 to 1997, sales and EBITDA experienced compounded annual growth rates of 12.6% and 18.7%, respectively. The Company's success over the last five years are attributed to (i) the sales to diverse end-use markets served, (ii) the highly focused segmentation philosophy within sales and marketing, (iii) the continued strong demand of the customers to utilize the Company's Source One program of turn-key services, (iv) the focus on cost containment through all operations of the Company, and (v) the continued input from all associates of the Company through the formalized suggestion systems in place and the day to day interaction.

RESULTS OF OPERATIONS

  The following table sets forth certain operating results as a percentage of net sales for the periods indicated.

                                                                                         FISCAL YEAR ENDED
                                                                              ----------------------------------------
                                                                              JANUARY 27,    JANUARY 25,    JANUARY 31,
                                                                                 1996           1997           1998
                                                                              ----------     ----------     ----------
                                                                                      (PERCENTAGE OF NET SALES)
Net sales..................................................................     100.0%          100.0%         100.0%
Cost of goods sold.........................................................      60.3            60.0           60.6
                                                                                -----           -----          -----
Gross profit...............................................................      39.7            40.0           39.4
Selling, general and administrative expenses...............................      22.4            21.3           27.0
Corporate general and administrative allocated costs.......................       1.3             1.1             .4
                                                                                -----           -----          -----
Operating income...........................................................      16.0            17.6           12.0
Interest expense...........................................................       2.5             2.1            9.4
Loss on sales of accounts receivable.......................................       2.7             2.6            0.0
                                                                                -----           -----          -----
Income before income taxes.................................................      10.8            12.9            2.6
Income tax expense.........................................................       4.2             4.9            1.1
                                                                                -----           -----          -----
Net income.................................................................       6.6%            8.0%           1.5%
                                                                                =====           =====          =====
EBITDA margin..............................................................      19.1%           19.9%          21.9%
                                                                                =====           =====          =====

FISCAL YEAR ENDED (53 WEEKS) JANUARY 31, 1998 ("FISCAL 1997")
COMPARED WITH FISCAL YEAR ENDED JANUARY 25, 1997 ("FISCAL 1996")

  Net Sales. Net sales represent gross sales less product returns, customer allowances and various customer discounts. Sales are comprised of six-foot roll goods, modular carpet tile and other products, including adhesives and walk-off mats. The Company's net sales increased to $160.4 million in fiscal 1997, an increase of $24.3 million or 17.8% over fiscal 1996. The increase in net sales in fiscal 1997 was due to strength in most of the Company's end-markets. The Company experienced strong volume and average selling price increases in both six-foot roll goods and modular carpet tiles.

  Gross Profit. The Company's gross profit increased to $63.1 million in fiscal 1997, an increase of $8.7 million or 16.0% over fiscal 1996. Gross margin decreased to 39.4% in fiscal 1997 from 40.0% in fiscal 1996. The increase in gross profit was the result of increased sales and manufacturing efficiencies associated with higher volumes and 53 weeks in the fiscal year, offset by the inventory write up to fair value at the time of the Acquisition. Gross margin overall decreased in fiscal 1997 due to the $2.6 million inventory write up previously mentioned. Excluding this write-up, gross margin increased to 41.0% in fiscal 1997.

  Selling, general and administrative ("SG&A") expenses. The Company`s S,G&A expenses increased to $43.2 million in fiscal 1997, an increase of $14.2 million or 49.0% over fiscal 1996. As a percentage of sales, S,G&A expenses increased to 27.0% during fiscal 1997 from 21.3% in fiscal 1996. S,G&A expenses (excluding expenses relating to the matters retained by C&A Products for 1996) increased due to (i) $8.5 million in goodwill and intangible assets amortization resulting from the Acquisition, (ii) personnel additions to handle growth under the Company's segmentation marketing strategy, (iii) higher sales commissions due to the increase in sales, (iv) increased sample expense and (v) increased costs due to services no longer performed by C&A Products which, in fiscal 1996, were previously included in Corporate General and Administrative Costs. Excluding goodwill and intangible assets amortization, the Company's S,G&A expense increased by $5.8 million or 20.0% over fiscal 1996.

  Corporate general and administrative allocated costs. Corporate general and administrative allocated costs include costs associated with services provided by C&A Products. Services provided include tax, treasury, risk management, employee benefits administration, legal, data processing, application of cash receipts and other general corporate services. The Company had the option to continue receiving certain of these services from C&A Products under a Management Services Agreement, for up to a one-year period. These costs in fiscal 1997 were lower than comparable charges in fiscal 1996 due to the lower cost as stipulated in the Management Services Agreement. As a percentage of sales, the allocated costs decreased to 0.4% during fiscal 1997 from 1.1% in fiscal 1996.

  Interest expense. Interest expense during fiscal 1997 represented the charges related to the Company's direct loans and indebtedness incurred as a result of the Acquisition, as previously discussed. Interest expense during fiscal 1996 was the result of the Company's guarantee of certain debt of C&A Products. Interest expense was allocated based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. Accordingly, interest expense of $15.1 million in fiscal 1997 increased from the fiscal 1996 level of $2.9 million.

  Net income. The Company's net income of $2.4 million in fiscal 1997 was $8.4 million lower than the $10.8 million in fiscal 1996. The decrease was a result of the factors described above, offset by $5.0 million in lower taxes from the decrease in pretax earnings. The Company's effective tax rate was 41.5% in fiscal 1997 and 38.3% in fiscal 1996.

  EBITDA. The Company's EBITDA of $35.1 million in fiscal 1997 was $8.0 million or 29.4% higher than the $27.1 million in fiscal 1996. As a percentage of sales, EBITDA increased to 21.9% in fiscal 1997 from 19.9% in fiscal 1996. The increase in EBITDA and the increase in EBITDA margin were the combined result of the factors described above.

FISCAL YEAR ENDED JANUARY 25, 1997 ("FISCAL 1996")
COMPARED WITH FISCAL YEAR ENDED JANUARY 27, 1996 ("FISCAL 1995")

  Net sales. The Company's net sales increased to $136.1 million in fiscal 1996, an increase of $14.0 million or 11.4% over fiscal 1995. The increase in net sales in fiscal 1996 was due to strength in most of the Company's end-markets. The Company experienced strong volume increases in six-foot roll goods and other product categories. The increase in six-foot roll sales was due to continued strong volume growth in the education and health care markets, offset by a minor decrease in average selling price per square yard. Tile sales in fiscal 1996 were up slightly, a result of a slight increase in unit pricing offset by a slight decrease in volume.

  Gross profit. The Company's gross profit increased to $54.4 million in fiscal 1996, an increase of $5.9 million or 12.1% over fiscal 1995. Gross margin increased to 40.0% in fiscal 1996 from 39.7% in fiscal 1995. The increase in gross profit and gross margin were the result of increased sales and manufacturing efficiencies associated with higher volumes, offset by a $0.5 million inventory write-off booked in January 1997 resulting from the year-end physical inventory. Gross margin improved in fiscal 1996 in both the six-foot roll and modular carpet tile categories.

  Selling, general and administrative ("SG&A") expenses.  The Company`s
SG&A expenses increased to $29.0 million in fiscal 1996, an increase of $1.6 million or 5.9% over fiscal 1995. As a percentage of sales, SG&A expenses decreased to 21.3% during fiscal 1996 from 22.4% in fiscal 1995. Excluding expenses related to certain matters retained by C&A Products of $1.0 million in fiscal 1996 and $1.6 million in fiscal 1995, SG&A expenses would have been $28.0 million in fiscal 1996, an increase of $2.2 million or 8.6% over fiscal 1995. See Note (b) to "Selected Financial Data." As a percentage of sales, SG&A expenses (excluding expenses relating to the matters retained by C&A Products) decreased to 20.5% during fiscal 1996 from 21.1% in fiscal 1995. SG&A expenses (excluding expenses relating to the matters retained by C&A Products) increased due to (i) personnel additions to handle growth under the Company's segmentation marketing strategy and (ii) higher sales commissions due to the increase in sales.

  Corporate general and administrative allocated costs. Allocated costs in fiscal 1996 were slightly lower than comparable charges in fiscal 1995. As a percentage of sales, the allocated costs decreased to 1.1% during fiscal 1996 from 1.3% in fiscal 1995.

  Interest expense. Because of the Company's guarantee of certain debt of C&A Products prior to the Acquisition, interest expense has been allocated based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. Allocated interest expense of $2.9 million in fiscal 1996 decreased from the fiscal 1995 level of $3.1 million. This decrease resulted primarily from C&A Products' 1996 offering of senior subordinated debentures that had the effect of reducing the debt guaranteed by the Company. In connection with the sale of the Company, the Company was subsequently released from all guarantees.

  Loss on sales of accounts receivable. Effective July 13, 1994, C&A Products entered into a Receivables Sale Agreement with Carcorp, a wholly owned, bankruptcy-remote subsidiary of C&A Products. Under the terms of the Receivables Sale Agreement, Carcorp purchased on a revolving basis, without recourse, virtually all trade accounts receivable generated by C&A Products and its subsidiaries, including the Company. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. Upon closing of the Acquisition, the Company was terminated as a seller under the Receivables Sale Agreement and as a result will no longer incur a loss on the sale of its accounts receivable related thereto. Loss on sales of accounts receivable increased to $3.5 million in fiscal 1996, an increase of $0.2 million or 6.7% over fiscal 1995. The increase in net sales resulted in a higher level of accounts receivable which, in turn, led to greater sales of accounts receivable to Carcorp.

  Net income. The Company's net income of $10.8 million in fiscal 1996 was $2.7 million or 33.7% higher than the $8.1 million in fiscal 1995. The increase was a result of the factors described above, offset by $1.6 million in higher taxes from the increase in pretax earnings. The Company's effective tax rate was 38.3% in fiscal 1996 and 38.7% in fiscal 1995.

  EBITDA. The Company's EBITDA of $27.1 million in fiscal 1996 was $3.7 million or 16.0% higher than the $23.4 million in fiscal 1995. As a percentage of sales, EBITDA increased to 19.9% in fiscal 1996 from 19.1% in fiscal 1995. The increase in EBITDA and the increase in EBITDA margin were the combined result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash needs have historically been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and, prior to the Acquisition, inter-company advances from C&A Products.

  Net cash provided by operating activities in fiscal 1997 was $24.2 million as compared with $12.4 million in fiscal 1996. This increase is primarily attributable to depreciation, amortization and $6.5 million increase in working capital. Capital expenditures were $5.1 million and $7.9 million in fiscal 1997 and fiscal 1996, respectively.

  Concurrent with the consummation of the Acquisition, the Company incurred significant indebtedness, which consisted of $100.0 million of 10% Senior Subordinated Notes due 2007, $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under an $85.0 million Senior Secured Credit Facility (the "Credit Facility"). During 1997, $2.0 million of the revolving credit borrowings were repaid, $3.0 million of the term loan borrowings was repaid and $10.0 million of the term loan borrowings was voluntarily prepaid. The Company has approximately $28.5 million (net of $1.5 million in letters of credits outstanding) in availability under the revolving credit portion of the Credit Facility. The term loan portion of the Credit Facility will mature on June 30, 2002 and, as of January 31, 1998, will require annual principal payments (payable in quarterly installments) totaling $4.0 million in the fourth quarter of 1999, $15.0 million in each of 2000 and 2001 and $8.0 million in 2002. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time.

  The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness (including the Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet the Company's anticipated future requirements for capital expenditures and debt service. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an account sufficient to enable the Company to service its indebtedness, including the Notes, or to make necessary capital expenditures.

EFFECTS OF INFLATION

  The impact of inflation on the Company's operations has not been significant in recent years. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

SEASONALITY

  The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first quarter of the fiscal year and higher sales and gross profit in the second quarter of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher education segment sales during the summer months while schools generally are closed and floorcovering can be installed.

YEAR 2000

  As it is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue. The Year 2000 issue arises from the widespread use of computer programs which rely on two-digit codes to perform computations or decision-making functions. The Company has performed a review of its computer programs and is in the process of reviewing the Company's year 2000 exposure to third party customers, suppliers and banking institutions. Due to conversions already in progress and previously completed, in which Year 2000 compliance was ancillary, the Company estimates Year 2000 exposure to be minimal.

  There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant and similar uncertainties.

RECENT ACCOUNTING PRONOUNCEMENTS

  In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. Management has not evaluated the impact of this statement on the financial statements.

  During 1998, the Company plans to adopt Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement addresses reporting of segment information. Management has not evaluated the impact of this statement on the financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Disclosures are not required at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  See the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and subsidiary included herein beginning on page F-1 and listed on the index to Financial Statements set forth in Item 14 (a) of this Form 10-K report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the name, age and position of each director or executive officer of the Company. The directors of the Company are also the directors of Holdings. Each director of the Company has been a director of the Company since February 6, 1997 and will continue to hold office until the next annual meeting of shareholder of the Company or until his successor has been elected and qualified. The Shareholders Agreement governs the election of directors of the Company. See "Item 12. Security Ownership Shareholders Agreement". Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers.

NAME                       AGE  POSITIONS
Edgar M. Bridger........   46   President, Chief Executive Officer and Director
Lee H. Schilling........   57   Senior Vice President of Marketing & Sales
Darrel V. McCay.........   37   Vice President and Chief Financial Officer
Jeffrey M. Raabe........   36   Vice President of Sales
Wallace J. Hammel.......   52   Vice President of Manufacturing
Henry L. Millsaps, Jr...   42   Vice President of Human Resources
Terrence D. Daniels.....   55   Chairman of the Board
Gary A. Binning.........   37   Director
Stephen M. Burns........   36   Director
Stephen Eisenstein......   36   Director
J. Hunter Reichert......   31   Director
R. Ted Weschler.........   36   Director

  Edgar M. (Mac) Bridger, President, Chief Executive Officer and Director, joined the Company in 1987 as the Midwest District Manager. Prior to being appointed President and Chief Executive Officer in February 1997, he served as the Company's President since December 1993. He previously served as Vice President of Sales and as National Sales Manager.

  Lee H. Schilling, Senior Vice President of Marketing & Sales, joined the Company in 1985 as National Sales Manager. In 1987, he was promoted to Vice President of Marketing & Sales, and in December 1993 he was promoted to his present position.

  Darrel V. McCay, Vice President and Chief Financial Officer, joined the Company in March 1989 as Division Controller and became Vice President of Administration & Control in August 1994. Mr. McCay was appointed Chief Financial Officer, in February 1997.

  Jeffrey M. Raabe, Vice President of Sales, joined the Company in 1990 as a Contract Specialist in Atlanta, Georgia. Prior to being promoted to his present position with the Company in February 1996, he served as the Southeast District Sales Manager and Director of North American Sales.

  Wallace J. Hammel, Vice President of Manufacturing, joined the Company in March 1983 as Finishing Manager. Mr. Hammel served as Director of Customer Service and Claims from July 1991 through April 1994 when he assumed his present position.

  Henry L. Millsaps, Jr., Vice President of Human Resources, joined the Company in 1980. Mr. Millsaps was Human Resource Director from March 1988 until 1995, when he was promoted to his present position.

  Terrence D. Daniels, Chairman of the Board, has served as a director and as Chairman of the Board of Holdings since 1996 and became the Chairman of the Board of Directors of the Company upon consummation of the Acquisition. Since 1990, Mr. Daniels has been President of Quad-C. During 1989 and prior thereto, Mr. Daniels was a Vice Chairman and director of W. R. Grace & Co. with responsibility for the Specialty Chemical, Health Care, Natural Resource, Restaurant, Retail and Corporate Technical groups. Mr. Daniels is also a director of IGI, Inc., Stimsonite Corporation and several privately-held corporations.

  Gary A. Binning, Director, has served as a director and as a Vice President of Holdings since 1996 and became a director of the Company upon consummation of the Acquisition. Since 1992, Mr. Binning has been employed by Paribas where he is currently a Partner with Paribas Principal Partners and an officer and director of Paribas Principal, Inc. Mr. Binning is also a director of several privately-held corporations.

  Stephen M. Burns, Director, has served as a director of Holdings since 1996 and became a director of the Company upon consummation of the Acquisition. Since 1994, Mr. Burns has been a Vice President of Quad-C. Prior to joining Quad-C, Mr. Burns was a Vice President of Paribas North America and Paribas. Mr. Burns is also a director of several privately-held corporations.

  Stephen Eisenstein, Director, became a director of the Company following the Acquisition. Since 1990, Mr. Eisenstein has been employed by Paribas where he is currently a Partner with Paribas Principal Partners and an officer and director of Paribas Principal, Inc. Mr. Eisenstein is also a director of several privately-held corporations.

  J. Hunter Reichert, Director, became a director of the Company following the Acquisition. Since 1994, Mr. Reichert has been a Staff Vice President of Quad-C. Prior to joining Quad-C, Mr. Reichert was an Associate with RFE Investment Partners. Mr. Reichert is also a director of a privately-held corporation.

  R. Ted Weschler, Director, became a director of the Company following the Acquisition. Since 1990, Mr. Weschler has been Vice President, Secretary and Treasurer of Quad-C. Mr. Weschler is also a director of WSFS Financial Corporation and several private-held corporations.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The Company does not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers during the fiscal years presented.

                          SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATIONS ($) (a)      LONG-TERM COMPENSATION
                                        ----------------------------  -------------------------------
                                                                        STOCK          ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY    BONUS (b)    OPTIONS (#)    COMPENSATION ($)
---------------------------             ----  ---------  ----------   -----------    ----------------
Edgar M. Bridger......................  1997   $250,000   $250,000       205,020 (c)      $6,918 (e)
   President and Chief                  1996    190,000     73,200        25,000 (d)       6,462
      Executive Officer

Lee H. Schilling......................  1997   $150,000   $120,000        97,920 (c)      $7,420 (f)
   Senior Vice President of             1996    137,084     27,160           --           3,905
      Marketing & Sales

Jeffrey M. Raabe......................  1997   $125,000   $100,000        88,740 (c)      $3,145 (g)
   Vice President of                    1996    108,000     20,952           --           3,250
      Sales

Wallace J. Hammel.....................  1997   $125,000   $100,000        88,740 (c)      $1,548 (h)
   Vice President of                    1996    100,250     19,788           --           3,385
      Manufacturing

Darrel V. McCay.......................  1997   $115,000   $ 92,000        88,740 (c)      $  228 (i)
   Vice President and                   1996     85,000     16,490           --           2,297
      Chief Financial Officer

(a) None of the named executive officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus.
(b) In connection with the Acquisition, C&A Products, the Company's parent prior to the Acquisition, paid bonuses conditioned upon the sale of the Company in the approximate amounts of $576,120, $295,352, $237,740, $217,868 and $187,740 to Messrs. Bridger, Schilling, Raabe, Hammel and McCay, respectively.
(c)  Shares of CAF Holdings, the Company's parent subsequent to the Acquisition.
(d) Subsequent to the Acquisition, Messrs. Bridger, Schilling, Raabe, Hammel and McCay held 127,149, 22,246, 10,000, 15,000 and 8,000, respectively, options for shares of Collins & Aikman Corporation, C&A Products' parent. All of these shares were exercised during fiscal 1997 which resulted in compensation of $312,818, $80,864, $12,500, $19,500 and $9,750 for Messrs.
     Bridger, Schilling, Raabe, Hammel and McCay, respectively.
(e) Reflects $4,750 401(k) plan employer matching contribution and $2,168 premiums for life insurance made on Mr. Bridger's behalf.
(f) Reflects $4,375 401(k) plan employer matching contribution and $3,045 premiums for life insurance made on Mr. Schilling's behalf.
(g) Reflects $2,812 401(k) plan employer matching contribution and $333 premiums for life insurance made on Mr. Raabe's behalf.
(h)  Reflects $1,548 premiums for life insurance made on Mr. Hammel's behalf.
(i)  Reflects $228 premiums for life insurance made on Mr. McCay's behalf.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

  On February 24, 1997, following consummation of the Acquisition, Holdings adopted a Management Stock Incentive Plan under which grants have been and will be made to certain members of management and other employees of the Company of options to purchase an aggregate of between 504,396 and 728,571 Common Shares of Holdings, representing between 9.0% and 13.0% of the Common Shares which were outstanding at the time of the Acquisition on a fully-diluted basis. The exercise price will be $1.00 per share. Vesting of the options will be subject
(i) to the Company's achieving its five-year EBITDA target, (ii) to the principal investors in Holdings achieving a specified internal rate of return upon sale of the Company or a public offering of Common Shares, or (iii) in any event, options for 504,396 Common Shares will vest on the ninth anniversary of the grant. To date, no stock options have been exercised.

  The following table sets forth certain information concerning share options granted by Holdings to the officers named in the Summary Compensation Table above:

                                                                                             Potential Realizable Value at
                                                                                                Assumed Annual Rates of
                                         Percent of Total                                     Share Price Appreciation for
                      Number of Shares    Options Granted                                            Option Terms (a)
                         Underlying       to Employees in                                    -----------------------------
       Name           Options Granted       Fiscal Year     Exercise Price  Expiration Date    5 Percent       10 Percent
       ----          -----------------  ------------------  --------------  ---------------  ------------    -------------
Edgar M. Bridger....       205,020 (b)         29.1%           $1.00            1/31/08         $145,634         $379,926
Lee H. Schilling....        97,920 (b)         13.9%           $1.00            1/31/08         $ 69,556         $181,457
Jeffrey M. Raabe....        88,740 (b)         12.6%           $1.00            1/31/08         $ 63,036         $164,446
Wallace J. Hammel...        88,740 (b)         12.6%           $1.00            1/31/08         $ 63,036         $164,446
Darrel V. McCay.....        88,740 (b)         12.6%           $1.00            1/31/08         $ 63,036         $164,446

------------

(a) Amounts represent hypothetical gains that could be achieved if exercised at end of option term. The dollar amounts under these columns assume 5% and 10% compounded annual appreciation in the Common Shares from the date the respective options were granted. These calculations and assumed realizable values are required to be disclosed under Securities and Exchange Commission rules and, therefore, are not intended to forecast possible future appreciation of Holdings' Common Shares or amounts that may be ultimately realized upon exercise.

(b) Options with respect to 150,198 shares, 71,736 shares, 65,011 shares, 65,011 shares and 65,011 shares, respectively, vest January 31, 2006, or earlier in the event certain EBITDA or internal rate of return targets are achieved. The remaining options vest only if certain higher EBITDA or internal rate of return targets is achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

  Table is not included as no options were exercised and there is no market for Holdings' common stock.

RETIREMENT PLAN

  Provided certain eligibility requirements were met, at the end of each calendar month, pay credits are applied to a participant's account under the Company's Employees' Pension Account Plan based on the participant's length of credited service and compensation (as defined) during that month. For participants aged 50 or older, the monthly pay credit was based on either credited service compensation or age and compensation, whichever resulted in the higher amount.

  The following chart sets forth how pay credits were determined under the Company's plan:

                                                 PERCENTAGE OF COMPENSATION
         ELIGIBILITY REQUIREMENTS              USED TO DETERMINE PAY CREDITS
      ------------------------------           -----------------------------
        YEARS OF                                UP TO 1/3        OVER 1/3
        CREDITED                               OF THE S.S.       OF THE S.S.
        SERVICE     OR      AGE                 WAGE BASE        WAGE BASE
      ------------      ------------           -----------       -----------
      less than 10      less than 50               2.5%              4.5%
        10 - 14           50 - 54                  3.0%              5.5%
        15 - 19           55 - 59                  4.0%              6.5%
        20 - 24           60 - 64                  5.0%              8.0%
       25 or more        65 or more                6.0%             10.0%

  The dollar amounts that resulted from these percentages were added together and the total was the pay credit for the month.

  In addition, interest credits are applied each month to the account balance. Participants make no contributions to the plan. Employer contributions are 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the plan. The estimated annual benefits payable upon retirement at normal retirement age under the plan for Messrs. Bridger, Schilling, Raabe, Hammel and McCay are $29,356, $10,483, $61,099, $20,554 and $56,836, respectively. Participants in the plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment.

DIRECTOR COMPENSATION

  The Company pays no additional remuneration to its employees or to executives of Quad-C or Paribas for serving as directors.

COMPENSATION COMMITTEE INTERLOCKS

  The compensation committee consists of Terrence D. Daniels, R. Ted Weschler and Gary A. Binning. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during the fiscal year ended January 31, 1998.


ITEM 12.   SECURITY OWNERSHIP

  The authorized capital stock of the Company consists of 1,000 shares of common stock, par value $.01 per share, all of which are issued and outstanding and are presently held by Holdings.

  Holdings' authorized capital stock consists of 50 million common shares, no par value (the "Common Shares"). Holdings has outstanding 5,157,600 Common Shares. The table below sets forth certain information, as of April 30, 1998, regarding equity ownership of Holdings by (i) each director or executive officer of Holdings who owns Common Shares, (ii) all directors and executive officers of Holdings as a group and (iii) each person or entity who beneficially owns 5% or more of the Common Shares. There is no established public trading market for the securities of Holdings.

                                                           NUMBER OF          PERCENTAGE OF
                       NAME                              COMMON SHARES        COMMON SHARES
----------------------------------------------------   ----------------   --------------------
DIRECTORS:
  Terrence D. Daniels (c)...........................           70,000              1.37%
  Gary A. Binning (b) (d)...........................               --                *
  Stephen M. Burns..................................           15,000                *
  Stephen Eisenstein (b) (d)........................               --                *
  J. Hunter Reichert................................            4,000                *
  R. Ted Weschler...................................           15,000                *
  Edgar M. Bridger**................................           30,000                *

NAMED EXECUTIVE OFFICERS:
  Lee H. Schilling..................................           17,500                *
  Jeffrey M. Raabe..................................           12,500                *
  Wallace J. Hammel.................................           12,500                *
  Darrel V. McCay...................................           10,000                *
  Henry L. Millsaps, Jr.............................            8,000                *
  All directors & executives officers as a group....          194,500              3.77

BENEFICIAL OWNERS OF MORE THAN 5%:
  Quad-C Partners II, L.P. (a)......................          190,000              3.68
  Quad-C Partners III, L.P. (a).....................          360,000              6.98
  Quad-C Partners IV, L.P. (a)......................        2,295,000             44.50
  Paribas Principal, Inc. (b).......................        2,000,000             38.78

 *  Less than 1%.
**  Mr. Bridger is also a Named Executive Officer.

(a) The address of Quad-C Partners II, L.P., Quad-C Partners III, L.P., Quad-C Partners IV, L.P is 230 East High Street, Charlottesville, Virginia 22902.
(b) The address of Paribas Principal Inc. is 787 Seventh Avenue, New York, New York 10019.
(c) Excludes 2,845,000 Common Shares held by Quad-C Partners II, L.P., Quad-C Partners III, L.P. and Quad-C Partners IV, L.P., as to which shares Mr. Daniels disclaims beneficial ownership except to the extent of his interests in such partnerships, and includes 20,000 Common Shares held by children of Mr. Daniels, as to which shares Mr. Daniels disclaims beneficial ownership.
(d) Excludes 2,000,000 Common Shares held by Paribas Principal Inc., as to which shares Messrs. Binning and Eisenstein disclaim beneficial ownership.

  Shareholders Agreement

  Quad-C, Paribas and the other shareholders of Holdings entered into a shareholder's agreement effective as of February 6, 1997 that provides for, among other things, the matters described below. Subject to certain requirements, each shareholder will vote the Common Shares held by it so as to elect to the Board of Directors of Holdings four designees of Quad-C (the "Quad-C Directors"), two designees of Paribas (the "Paribas Directors"), and the chief executive officer of the Company. Although most action by the Board of Directors requires only the vote of a majority of the directors, certain significant corporate actions require the approval of a majority of the Quad-C Directors and at least one Paribas Director.

  Under the shareholders agreement, subject to certain exceptions, transfers of Holdings' Common Shares and Holdings' Preferred Shares are subject to rights of first refusal in favor of the Company and the other shareholders. In addition, the other shareholders are entitled to require the transferee of shares from Quad-C or Paribas to purchase a certain percentage of the shares held by such shareholder, and, subject to certain limitations, each shareholder is obligated to transfer all of its shares to a third party to whom the holders of a majority of the outstanding Common Shares wish to sell their shares.

  The shareholders agreement will terminate, with certain limitations, upon the earlier of a transfer of control of Holdings to a third party or a qualified public offering (as defined therein) of Common Shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Quad-C and Paribas.  In connection with the Acquisition, Holdings paid
Quad-C a fee of $1.5 million, plus out-of-pocket expenses, for, among other things, its services in analyzing and negotiating the Acquisition and for analyzing, arranging and negotiating the financing for the Acquisition. In addition, Holdings entered into an agreement with Quad-C pursuant to which Holdings retained Quad-C to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and securityholders, and the operation and expansion of its business. The agreement provides for payment to Quad-C of an annual fee of $350,000, payable quarterly and reimbursement of out-of-pocket expenses. The agreement will expire in 1999, but will be automatically renewed for successive one-year terms unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Paribas was reimbursed for its out-of-pocket expenses in connection with the Acquisition.

  C&A Products. Prior to the Acquisition, the Company together with other subsidiaries of C&A Products, was a guarantor of certain indebtedness of C&A Products. C&A Products has pledged the stock of its significant subsidiaries, which included the Company, as security for debt of C&A Products. Additionally, the Company had pledged a portion of the stock and intercompany balances of its foreign subsidiary as additional security for these borrowings. This guarantee by the Company and such liens were released in connection with the closing of the Acquisition.

  The Company, together with C&A Products and its other subsidiaries, participated in benefits, risk management and other corporate-wide programs.
The Company's allocated costs relating to such programs are reflected in the financial statements. C&A Products performed certain services in connection with these programs and other corporate administrative functions, including tax, treasury, risk management, employee benefits administration, legal, data processing, application of cash receipts and other general corporate services. Costs allocated to the Company for these services totaled $1.6 million and $1.5 million for fiscal 1995 and fiscal 1996, respectively. C&A Products, during 1997, continued to provide certain of such services for up to one year after the closing of the Acquisition for monthly payments, based upon the services requested by the Company.

  Policy. As required by Delaware law, the material facts as to the relationship or interest of any person or entity that is affiliated with the Company with respect to a proposed future transaction between the Company and such person or entity will be disclosed to the Company's board of directors or the transaction will be fair to the Company at the time of authorization by the board of directors. Furthermore, under the Shareholders Agreement among the Holdings and its shareholders, any transaction with an affiliate must be approved by a majority of the Quad-C directors and at least one Paribas director.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  FINANCIAL STATEMENTS:
          --------------------
                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Report of Independent Public Accountants                                   F-1

Consolidated Statements of Operations for the fiscal years ended
 January 27, 1996, January 25, 1997 and January 31, 1998                   F-2

Consolidated Balance Sheets at January 25, 1997 and January 31, 1998       F-3

Consolidated Statements of Cash Flows for the fiscal years ended
 January 27, 1996, January 25, 1997, and January 31, 1998                  F-4

Consolidated Statements of Common Stockholder's Equity (Deficit) for
 the fiscal years ended January 27, 1996, January 25, 1997, and
 January 31, 1998                                                           F-5

Notes to Consolidated Financial Statements                                 F-6



     (2)  FINANCIAL SCHEDULES:
          -------------------

  The following financial statement schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiary for the fiscal years ended January 27, 1996, January 25, 1997 and January 31, 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Floorcoverings, Inc. and Subsidiary.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Report of Independent Public Accountants on Schedule....................    S-1
Schedule II- Valuation and Qualifying Accounts..........................    S-2

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.


     (3)  EXHIBITS:
          --------

     EXHIBIT
     NUMBER      DESCRIPTION
     ------      -----------

     * 1.1 Purchase Agreement among CAF Holdings, Inc., CAF Acquisition Corporation and BT Securities Corporation, dated as of January 29, 1997, incorporated by reference to Exhibit 1.1 of the Registration Statement of Form S-4 filed with the Securities and Exchange Commission on June 4, 1997 under the Securities Act of 1933, as amended (SEC file number 333-24699) (the "Registration Statement").

     * 2.1 Acquisition Agreement, by and among Collins & Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc., the Registrant, CAF Holdings, Inc. and CAF Acquisition Corporation, dated as of December 9, 1996, as amended, incorporated by reference to Exhibit 2.1 of the Registration Statement.

     * 3.1 Certificate of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.1 of the Registration Statement.

     * 3.2       By-Laws of the Registrant, incorporated by reference to Exhibit
                 3.2 of the Registration Statement.

     * 4.1 Indenture, dated as of February 6, 1997, by and among CAF Acquisition Corporation and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

     * 4.2 First Supplemental Indenture, dated as of February 6, 1997, by and among the Registrant and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 4.2 of the Registration Statement.

     * 4.3 Form of Series B 10% Senior Subordinated Note, incorporated by reference to Exhibit 4.3 of the Registration Statement.

     * 4.4 Registration Rights Agreement, dated as of February 6, 1997, by and between CAF Acquisition Corporation and BT Securities Corporation, incorporated by reference to Exhibit 4.4 of the Registration Statement.

     *10.1 Credit Agreement among CAF Holdings, Inc., CAF Acquisition Corporation, various lending institutions and Bankers Trust Company, as Agent dated as of February 6, 1997, incorporated by reference to Exhibit 10.1 of the Registration Statement.

     *10.2 Tradename License Agreement, dated as of February 6, 1997, by and between Collins & Aikman Floor Coverings Group, Inc., CAF Holdings, Inc. and the Registrant, incorporated by reference to
                 Exhibit 10.2 of the Registration Statement.

     *10.3 Consulting Services Agreement dated as of February 6, 1997, among CAF Holdings, Inc., the Registrant and Quad-C, Inc., incorporated by reference to Exhibit 10.3 of the Registration Statement.

     *10.4 1997 Stock Option Plan and Form of Grant Letter, incorporated by reference to Exhibit 10.4 of the Registration Statement.

     *10.5 Non-Competition Agreement among CAF Holdings, Inc., the Registrant, Collins & Aikman Corporation and Collins & Aikman Products Co., dated as of February 6, 1997, incorporated by reference to Exhibit 10.5 of the Registration Statement.

     *10.6 Tax Sharing Agreement, dated as of February 6, 1997, between CAF Holdings, Inc. and the Registrant, incorporated by reference to Exhibit 10.6 of the Registration Statement.

      21.1       Subsidiaries of Registrant.

      27.1       Financial Data Schedule.

     *99.1 Form of Letter of Transmittal for the 10% Senior Subordinated Notes due 2007, incorporated by reference to Exhibit 99.1 of the Registration Statement.

     *99.2       Notice of Guaranteed Delivery, incorporated by reference to
                 Exhibit 99.2 of the Registration Statement.

------------
     * Previously filed.

(B)   REPORTS ON FORM 8-K
      -------------------

      None

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1998.


                                       COLLINS & AIKMAN FLOORCOVERINGS, INC.


                                       By: /s/ Edgar M. Bridger
                                           --------------------
                                           Edgar M. Bridger
                                           President and Chief
                                           Executive Officer


  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and the capacities and on the dates indicated.

          NAME                          TITLE                    DATE
          ----                          -----                    ----

/s/  Edgar M. Bridger          President, Chief Executive    April 30, 1998
---------------------------    Officer and Director
EDGAR M. BRIDGER


/s/ Darrel V. McCay            Chief Financial Officer       April 30, 1998
---------------------------    (Principal Financial And
DARREL V. MCCAY                Account Officer)


/s/ Terrence D. Daniels        Director                      April 30, 1998
---------------------------
TERRENCE D. DANIELS


/s/ Stephen M. Burns           Director                      April 30, 1998
---------------------------
STEPHEN M. BURNS


/s/ Gary A. Binning            Director                      April 30, 1998
---------------------------
GARY A. BINNING


/s/ Stephen Eisenstein         Director                      April 30, 1998
---------------------------
STEPHEN EISENSTEIN


/s/ R. Ted Weschler            Director                      April 30, 1998
---------------------------
R. TED WESCHLER


/s/ J. Hunter Reichert         Director                      April 30, 1998
---------------------------
J. HUNTER REICHERT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To The Board of Directors and Stockholder of Collins & Aikman Floorcoverings, Inc.:


We have audited the accompanying consolidated balance sheet of COLLINS & AIKMAN FLOORCOVERINGS, INC. (a Delaware corporation) and Subsidiary ("Company") as of January 31, 1998 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the year then ended. We have also audited the accompanying consolidated balance sheet of Collins & Aikman Floor Coverings, Inc. (a Delaware Corporation) and Subsidiary ("Predecessor") as of January 25, 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended January 27, 1996 and January 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and the results of their operations and their cash flows for the year then ended and the financial position of the Predecessor as of January 25, 1997 and the results of their operations and their cash flows for the years ended January 27, 1996 and January 25, 1997 in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
April 3, 1998

        COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED JANUARY 27, 1996, JANUARY 25, 1997 AND JANUARY 31, 1998

                                 (IN THOUSANDS)

                                                                                  FISCAL YEAR ENDED
                                                               ------------------------------------------------------
                                                                (PREDECESSOR)      (PREDECESSOR)   |    (COMPANY)
                                                               JANUARY 27, 1996   JANUARY 25, 1997 | JANUARY 31, 1998
                                                                  (52 WEEKS)         (52 WEEKS)    |    (53 WEEKS)
                                                               ----------------   ---------------- | ----------------
                                                                                                   |
NET SALES.................................................         $122,169           $136,124     |     $160,383
                                                                   --------           --------     |     --------
COST OF GOODS SOLD........................................           73,615             81,715     |       97,263
SELLING, GENERAL & ADMIN. EXPENSES........................           27,364             28,971     |       43,237
CORPORATE GENERAL AND                                                                              |
    ADMINISTRATIVE ALLOCATED COSTS........................            1,591              1,531     |          649
                                                                   --------           --------     |     --------
                                                                    102,570            112,217     |      141,149
                                                                   --------           --------     |     --------
OPERATING INCOME..........................................           19,599             23,907     |       19,234
INTEREST EXPENSE..........................................            3,098              2,854     |       15,122
LOSS ON SALES OF ACCOUNTS RECEIVABLE......................            3,269              3,489     |           --
                                                                   --------           --------     |     --------
INCOME BEFORE INCOME TAXES................................           13,232             17,564     |        4,112
INCOME TAX EXPENSE........................................            5,127              6,729     |        1,710
                                                                   --------           --------     |     --------
NET INCOME................................................         $  8,105           $ 10,835     |     $  2,402
                                                                   ========           ========     |     ========



 The accompanying notes are an integral part of these consolidated statements.

        COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                          CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 25, 1997 AND JANUARY 31, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        (PREDECESSOR)   |     (COMPANY)
                                     ASSETS                                           JANUARY 25, 1997  |  JANUARY 31, 1998
                                                                                      ----------------  |  ----------------
                                                                                                        |
CURRENT ASSETS:                                                                                         |
   Cash and Cash Equivalents.....................................................         $    144      |      $  5,699
   Accounts Receivable, Net of Allowances of $15 and $300 in Fiscal                                     |
     1996 and Fiscal 1997, Respectively..........................................            1,577      |        20,578
   Inventories...................................................................           16,172      |        15,849
   Deferred Tax Assets...........................................................            1,433      |         1,533
   Prepaid Expenses and Other....................................................              488      |           222
                                                                                          --------      |      --------
             Total Current Assets................................................           19,814      |        43,881
                                                                                                        |
PROPERTY, PLANT AND EQUIPMENT, Net...............................................           19,521      |        34,320
DEFERRED TAX ASSETS..............................................................              259      |         1,368
GOODWILL AND INTANGIBLES, Net....................................................               --      |       128,840
OTHER ASSETS.....................................................................               20      |         8,414
                                                                                          --------      |      --------
                                                                                          $ 39,614      |      $216,823
                                                                                          ========      |      ========
                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                        |
                                                                                                        |
CURRENT LIABILITIES:                                                                                    |
   Accounts Payable..............................................................         $  8,659      |      $  7,150
   Accrued Expenses..............................................................            4,670      |        10,277
                                                                                          --------      |      --------
             Total Current Liabilities...........................................           13,329      |        17,427
OTHER LIABILITIES, INCLUDING POSTRETIREMENT BENEFIT                                                     |
        OBLIGATION...............................................................            4,665      |         3,320
ALLOCATED DEBT OF C&A PRODUCTS...................................................           25,400      |            --
LONG TERM DEBT...................................................................               --      |       142,000
                                                                                                        |
COMMITMENTS AND CONTINGENCIES (note 14)..........................................                       |
                                                                                                        |
STOCKHOLDER'S EQUITY (DEFICIT):                                                                         |
   Common Stock ($.01 par Value per Share, 1,000 Shares                                                 |
      Authorized, Issued and Outstanding Fiscal 1996 and Fiscal 1997)............               --      |            --
   Paid-in Capital...............................................................            7,821      |        51,576
   Retained Earnings.............................................................           18,940      |         2,402
   Investment and Advances to C&A Products.......................................          (30,386)     |            --
   Foreign Currency Translation Adjustment.......................................              222      |            98
   Pension Equity Adjustment.....................................................             (377)     |            --
                                                                                          --------      |      --------
                                                                                            (3,780)     |        54,076
                                                                                          --------      |      --------
                                                                                          $ 39,614      |      $216,823
                                                                                          ========      |      ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

        COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED JANUARY 27, 1996, JANUARY 25, 1997 AND JANUARY 31, 1998

                                (IN THOUSANDS)

                                                            FISCAL YEAR ENDED
                                               ------------------------------------------
                                               (PREDECESSOR)  (PREDECESSOR) |  (COMPANY)
                                                JANUARY 27,    JANUARY 25,  | JANUARY 31,
                                                   1996           1997      |    1998
                                               ------------   ------------  | -----------
                                                                            |
OPERATING ACTIVITIES:                                                       |
 Net Income...................................  $ 8,105         $10,835     |   $  2,402
   Adjustments to Reconcile Net Income                                      |
    to Net Cash Provided by Operating                                       |
    Activities:                                                             |
     Depreciation and Leasehold                                             |
      Amortization............................    2,154           2,201     |      4,795
     Amortization of Goodwill &                                             |
      Intangible Assets.......................       --              --     |      8,468
     Amortization of Deferred                                               |
      Financing Fees..........................       --              --     |      1,314
     Deferred Income Tax Expense..............       --              --     |         78
   Changes in Operating Assets and                                          |
    Liabilities:                                                            |
     Accounts Receivable......................     (414)            670     |     (2,062)
     Inventories..............................   (1,857)         (3,907)    |      2,519
     Accounts Payable.........................    2,196           1,703     |        362
     Accrued Liabilities......................       --              --     |      6,785
     Other, net...............................    1,560             873     |       (460)
                                                -------         -------     |   --------
        Total Adjustments.....................    3,639           1,540     |     21,799
                                                -------         -------     |   --------
        Net cash provided by                                                |
         operating activities.................   11,744          12,375     |     24,201
                                                -------         -------     |   --------
INVESTING ACTIVITIES:                                                       |
 Acquisition of C&A Floor Coverings,                                        |
    Inc.......................................       --              --     |   (197,737)
 Additions to Property, Plant &                                             |
    Equipment.................................   (4,290)         (7,897)    |     (5,119)
 Other, net...................................       20              41     |         --
                                                -------         -------     |   --------
        Net cash used in                                                    |
         investing activities.................   (4,270)         (7,856)    |   (202,856)
                                                -------         -------     |   --------
FINANCING ACTIVITIES:                                                       |
 Proceeds from Bank Financing.................       --              --     |     57,000
 Proceeds from Issuance of Senior Notes.......       --              --     |    100,000
 Repayments of Long Term Debt.................       --              --     |    (15,000)
 Capital Contributions from CAF                                             |
  Holdings....................................       --              --     |     51,576
 Financing Costs..............................       --              --     |     (9,366)
 Net Transactions with C&A Products ..........   (7,347)         (4,508)    |         --
                                                -------         -------     |   --------
        Net cash  provided by                                               |
         (used in) financing activities.......   (7,347)         (4,508)    |    184,210
NET CHANGE IN CASH............................      127              11     |      5,555
                                                                            |
CASH, BEGINNING OF YEAR.......................        6             133     |        144
                                                -------         -------     |   --------
CASH, END OF YEAR.............................  $   133         $   144     |   $  5,699
                                                =======         =======     |   ========

 The accompanying notes are an integral part of these consolidated statements.

         COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY (COMPANY)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (PREDECESSOR)

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
  For the Years Ended January 25, 1996, January 25, 1997, and January 31, 1998

                                 (In Thousands)

                                                                           INVESTMENTS
                                                                           & ADVANCES
                                                                            FROM (TO)       FOREIGN
                                                                            COLLINS &       CURRENCY    PENSION
                                          COMMON      PAID-IN    RETAINED    AIKMAN       TRANSLATION    EQUITY
                                           STOCK      CAPITAL    EARNINGS  PRODUCTS CO.   ADJUSTMENTS  ADJUSTMENT     TOTAL
                                          ------      -------    --------  ------------   -----------  ----------   ---------
PREDECESSOR
Balance, January 28, 1995................  $  --     $    --     $    --     $(32,698)      $  10        $(311)     $(32,999)
  Reclassification of Capital
    Related to the Incorporation
    of the Company.......................     --       7,821          --       (7,821)         --           --            --
  Net income.............................     --          --       8,105           --          --           --         8,105
  Foreign currency translation
    adjustment...........................     --          --          --           --         172           --           172
  Pension Equity Adjustment..............     --          --          --           --          --           14            14
  Net transactions with
    C&A Products.........................     --          --          --       (4,937)         --           --        (4,937)
                                           -----     -------     -------     --------       -----        -----      --------
BALANCE, January 27, 1996................     --       7,821       8,105      (45,456)        182         (297)      (29,645)

  Net income.............................     --          --      10,835           --          --           --        10,835
  Foreign currency translation
    adjustment...........................     --          --          --           --          40           --            40
  Pension Equity Adjustment..............     --          --          --           --          --          (80)          (80)
  Net transactions with
    C&A Products.........................     --          --          --       15,070          --           --        15,070
                                           -----     -------     -------     --------       -----        -----      --------
BALANCE, January 25, 1997................     --       7,821      18,940      (30,386)        222         (377)       (3,780)

=============================================================================================================================

COMPANY
Acquisition of C&A Floor
  Coverings, Inc.:
    Elimination of Predecessor
      Accounts...........................     --      (7,821)    (18,940)      30,386          --          377         4,002
    Purchase of C&A Floor
      Coverings, Inc.....................     --      51,000          --           --          --           --        51,000
Capital Contribution by
  CAF Holdings, Inc......................     --         576          --           --          --           --           576
Net income...............................     --          --       2,402           --          --           --         2,402
Foreign currency translation
  adjustment.............................     --          --          --           --        (124)          --          (124)
                                           -----     -------     -------     --------       -----        -----      --------
BALANCE, January 31,1998.................  $  --     $51,576     $ 2,402           --       $  98           --      $ 54,076
                                           =====     =======     =======     ========       =====        =====      ========

 The accompanying notes are an integral part of these consolidated statements.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation incorporated on January 29, 1995), together with its wholly owned subsidiary, Collins & Aikman Floorcoverings UK Limited (collectively referred to as the "Company"), is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market.

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

     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. In addition, the 1996 results include accruals and costs allocated by C&A Products. Accordingly, the accompanying consolidated financial statements of the Company and of Collins & Aikman Floor Coverings, Inc. and subsidiary (collectively referred to as the "Predecessor") are not comparable in all material respects.
A vertical black line on the accompanying consolidated financial statements distinguishes between the Predecessor and the Company.

     As the Acquisition was accounted for by the purchase method of accounting, to which the purchase price, which includes $27.0 million in consideration for a trade name license agreement, was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of Acquisition. The excess of the purchase price over the estimated fair value of net assets, acquired amounted to approximately $71.3 million, which is being accounted for as goodwill and is being amortized over 40 years using the straight line method (See Note 8).

     The following summary presents unaudited pro forma results of operations as if the Acquisition occurred as of January 28, 1996 (in thousands):

   Net Sales..................................................  $136,124
   Operating Income...........................................    16,674
   Net Income.................................................       413

  These pro forma results do not purport to represent what the Company's results of operations would have been if the Acquisition had occurred as of such date nor what results will be for any future period.

2.  BASIS OF PRESENTATION

     At January 27, 1996, Collins & Aikman Floor Coverings, Inc. and Collins &
Aikman UK Limited were separate indirect subsidiaries of C&A Products.   In
preparation for the sale of the Company, on August 3, 1996, C&A Products contributed its ownership in Collins & Aikman UK Limited to Collins & Aikman Floor Coverings, Inc., making Collins & Aikman UK Limited a wholly owned subsidiary. For financial reporting purposes, these transfers between related entities have been treated in a manner similar to a pooling of interests. Accordingly, the results of Collins & Aikman Floor Coverings, Inc. and its subsidiary have been consolidated and treated as a single reporting entity for all periods presented.

     Prior to January 29, 1995, the business of the Predecessor was conducted principally as a division of C&A Products. At the date of incorporation, $10 of the $32.7 million in investments and advances to C&A Products was allocated to common stock and $7.8 million was allocated to other paid-in capital.
Subsequent to the incorporation of the Predecessor and prior to the Acquisition, transfers of operating funds between C&A Products and the Predecessor continued on a noninterest-bearing basis, with the net amounts of these transfers reflected in investments and advances from (to) C&A Products in the accompanying consolidated financial statements. The net balance in investments and advances to C&A Products at January 25, 1997 of $30.4 million is classified as a component of stockholder's deficit in the accompanying consolidated balance sheet as the amount was forgiven at the time of the Acquisition.

     As indicated above, the accompanying consolidated financial statements present the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. In accordance with Staff Accounting Bulletin No. 54 of the Securities and Exchange Commission, C&A Product's investment in the Company is reflected in the consolidated financial statements of the Company. The accompanying consolidated financial statements reflect the allocation of the purchase price in excess of the net assets acquired on the same basis as in consolidation with C&A Corporation. In accordance with the provisions of Staff Accounting Bulletin 73, a portion of the debt and the related interest expense of C&A Products has been allocated to the Company in 1995 and 1996 as a result of its guarantee of certain C&A Products debt. The allocations have been made based upon the ratio of the Predecessor's net assets to the consolidated invested capital of C&A Products, which approximates the Predecessor's guaranteed share of the related C&A Products debt. These allocations, which have been made to conform to the presentation requirements of the Securities and Exchange Commission, result in a financial statement presentation that differs from the Predecessor's previous financial statements that excluded these allocated amounts. The average interest rates in effect for fiscal 1995 and fiscal 1996 were 8.1%, and 7.9%, respectively. In connection with the Acquisition, the Company was released from its guarantee of all C&A Products debt and, accordingly, the Company was not required to repay any of the allocated debt reflected in the accompanying consolidated balance sheets.

     Prior to the Acquisition, C&A Products performed certain services and incurred certain costs for the Predecessor. Services provided include tax, treasury, risk management, employee benefits, legal, data processing, application of cash receipts, and other general corporate services. The costs of these services provided by C&A Products were allocated to the Predecessor based on a combination of estimated use and the relative sales of the Predecessor's business to the total consolidated operations of C&A Products.

     Corporate costs of C&A Products totaling $1.6 million and $1.5 million have been allocated to the Predecessor for fiscal 1995 and fiscal 1996, respectively. In the opinion of management, the method of allocating these costs was reasonable. However, the costs of services charged to the Predecessor are not necessarily indicative of the costs that would have been incurred if the Predecessor had performed these functions prior to the Acquisition. Subsequent to the Acquisition, the Company performed these functions using its own resources and purchased services, including services purchased from C&A Products during a transition period ended January 31, 1998.

     C&A Products administers its self-insurance programs on a corporate wide basis and charges its individual participating subsidiaries and divisions based on estimated claims and loss experience. Costs charged by C&A Products to the Predecessor for product, automotive and general liability, worker's compensation, employee group health claims, and insurance amounted to approximately $1.7 million and $1.7 million in fiscal 1995 and fiscal 1996, respectively. The accompanying consolidated balance sheet as of January 25, 1997 includes accruals for product, automotive, general liability, worker's compensation, and employee group health claims.

     Subsequent to the Acquisition, the Company is insured for product, automotive, general liability and worker's compensation. The Company administers its self-insurance program for employee group health claims. Accordingly, the accompanying consolidated balance sheet as of January 31, 1998 includes an accrual for employee group health claims.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc. and Collins & Aikman UK Limited. All significant intercompany items have been eliminated in consolidation.

Reclassifications

  Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

FISCAL YEAR

     The fiscal year of the Company ends on the last Saturday of January.
Fiscal 1995 and fiscal 1996 were 52-week years which ended on January 27, 1996 and January 25, 1997, respectively. Fiscal 1997 was a 53-week year, which ended on January 31, 1998.

FOREIGN CURRENCY

  Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of stockholder's equity. Translation adjustments resulted in changes in equity of approximately $172,000 in fiscal 1995, $40,000 in fiscal year 1996, and $(124,000) in fiscal
1997.

     Gains and losses resulting from foreign currency transactions are recognized in income.

REVENUE RECOGNITION

  Revenue is recognized when goods are shipped.

FINANCIAL INSTRUMENTS

  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable and long term debt. Because of the short maturity of cash and cash equivalents and trade accounts receivables, carrying value approximates fair value.

  The carrying value of the senior credit facility portion of the Company's long term debt approximates the fair value as the Credit Facility (see Note 10) is subject to variable interest rates. The fair value of the Senior Subordinated Notes (see Note 10), representing the amount at which the debt could be exchanged on the open market, is $104.0 million.

RELIANCE ON PRINCIPAL SUPPLIER

     One supplier currently supplies all of the Company's requirements for nylon yarn, the principal raw material used in the Company's floorcovering products. While the Company believes that there are adequate alternative sources of supply from which it could fulfill its nylon yarn requirements, the unanticipated termination of the current supply arrangement or a prolonged interruption in shipments could have a material adverse effect on the Company.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less.

INVENTORIES

  Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

LONG-LIVED ASSETS

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

ADVERTISING COSTS

  The Company expenses all advertising costs as they are incurred.

INCOME TAXES

  The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of charges in tax laws or rates. The effect on deferred tax asset and liabilities of a charge in tax rates will be recognized or incur an expense in the period that includes the enactment date.

  Prior to the Acquisition, the Predecessor was included in the consolidated federal income tax return of C&A Corporation, while state and foreign income taxes were provided on a separate return basis.

RECENT ACCOUNTING PRONOUNCEMENTS

  In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. Management has not evaluated the impact of this statement on the financial statements.

  During 1998, the Company plans to adopt Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement addresses reporting of segment information. Management has not evaluated the impact of this statement on the financial statements.


4.  INVENTORIES

  Net inventory balances are summarized below (in thousands):

                                                                  (PREDECESSOR)                             (Company)
                                                                JANUARY  25, 1997                      January 31, 1998
                                                           ----------------------------           ---------------------------
Raw materials...........................................     $                    7,376               $               7,596
Work in process.........................................                          2,843                               2,986
Finished goods..........................................                          5,953                               5,267
                                                           ----------------------------           ---------------------------
                                                             $                   16,172               $              15,849
                                                           ============================           ===========================

5.  PROPERTY, PLANT, AND EQUIPMENT, NET

  Property, plant, and equipment, net, are summarized below (in thousands):

                                                                  (PREDECESSOR)                             (Company)
                                                                JANUARY  25, 1997                      January 31, 1998
                                                           ----------------------------           ---------------------------
Land and improvements...................................     $                      902                $               1,528
Buildings...............................................                          7,672                                8,739
Machinery and equipment.................................                         32,606                               24,696
Leasehold improvements..................................                            853                                   21
Construction in progress................................                          5,710                                4,131
                                                           ----------------------------           ---------------------------
                                                                                 47,743                               39,115
Less accumulated depreciation and
  amortization..........................................                        (28,222)                              (4,795)
                                                           ----------------------------           ---------------------------
                                                             $                   19,521                $              34,320
                                                           ============================           ==========================

     Depreciation and leasehold amortization of property, plant and equipment were $2.2 million for fiscal 1995 and fiscal 1996 and $4.8 million for fiscal 1997.

6.  ACCRUED EXPENSES

     Accrued expenses are summarized below (in thousands):

                                                                  (PREDECESSOR)                             (Company)
                                                                JANUARY  25, 1997                      January 31, 1998
                                                           ----------------------------           ---------------------------
Payroll and employee benefits.............................      $                 3,648             $                4,354
Accrued taxes.............................................                          237                              1,153
Customer claims and repairs...............................                          550                              2,502
Accrued interest..........................................                           --                              1,134
Other.....................................................                          235                              1,134
                                                                $                 4,670             $               10,277
                                                           ============================           ========================

7.  RECEIVABLES FACILITY

     Effective July 13, 1994, C&A Products and certain other subsidiaries, including the Predecessor, (each of the foregoing, a "Seller") entered into a Receivables Sale Agreement with Carcorp, Inc. ("Carcorp"), a wholly owned, bankruptcy remote subsidiary of C&A Products (as amended and restated as of March 30, 1995, the "Receivables Sale Agreement"). Under the terms of the Receivables Sale Agreement, Carcorp purchased on a revolving basis, without recourse, virtually all trade receivables generated by the Sellers. Carcorp sold certain interests in the purchased receivables to outside parties. C&A Products retained the responsibility of servicing the trade receivables sold to Carcorp, and it was compensated by Carcorp for its servicing activities.

     As of January 25, 1997, the face value of the open accounts receivable of the Predecessor that had been purchased by Carcorp aggregated to $17.8 million.

     The receivables were purchased by Carcorp at the face amount of the receivables, less a defined discount. The discount percentage included a yield factor, factors for Carcorp's servicing and processing expenses, as well as other factors, which were subject to variation, based upon the collectibility and aging of the receivables purchased. In connection with the sale of the receivables to Carcorp, the Predecessor recorded losses of $3.3 million and $3.5 million for fiscal 1995 and fiscal 1996, respectively.

     In connection with the Acquisition, the Predecessor was terminated as a Seller under the Receivables Sale Agreement. Receivables sold by the Predecessor to Carcorp prior to the termination of the Predecessor as a Seller remained with Carcorp. Under the terms of the Acquisition, C&A Products remitted, as collected, the accounts receivable receipts relating to the Predecessor's open accounts held by Carcorp at the date of closing. As of January 31, 1998, all accounts receivable held by Carcorp at the date of closing have been collected.


8.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of the cost of the net assets of the Predecessor over the fair market value of net tangible and identified intangible assets in connection with the Acquisition. The Company reviews the carrying value of goodwill for impairment using undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

  At January 31, 1998, Goodwill and Intangible Assets consisted of the following:

Goodwill.................................................  $     71,307
Patent...................................................        27,000
Tradename Use Agreement..................................        27,000
Non-Compete Agreement....................................        12,000
Accumulated Amortization.................................        (8,467)
                                                           ------------
                                                           $    128,840
                                                           ============

     Amortization is calculated on the straight-line basis over the following lives:

           Goodwill......................................      40 Years
           Patent........................................      11 Years
           Tradename Use Agreement.......................      40 Years

     Amortization for the Non-Compete Agreement is calculated using the double-declining balance method over seven years.


9.   EMPLOYEE BENEFIT PLANS

PREDECESSOR SPONSORED EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLAN

     Prior to the Acquisition, substantially all domestic employees of the Predecessor who met eligibility requirements, along with eligible employees from certain other affiliated companies, participated in a defined benefit plan administered by C&A Products. Plan benefits were generally based on years of service and employees' compensation during their years of employment. Funding of retirement costs for this plan complied with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. Assets of the pension plan were held in a C&A Products master trust that invests primarily in equity and fixed income securities. Actuarially determined calculations of plan benefits for the Company as a stand-alone entity are included in the accompanying consolidated financial statements.

     The net periodic cost of the Predecessor for fiscal 1995 and fiscal 1996 includes the following components (in thousands):

                                                                                       FISCAL YEAR ENDED
                                                                     ------------------------------------------------------
                                                                       JANUARY 27, 1996                   JANUARY 25, 1997
                                                                     -------------------                -------------------
Service cost....................................................     $               407                $               442
Interest cost on projected benefit obligation and
  service cost..................................................                     374                                343
Actual gain on assets...........................................                    (303)                              (344)
Net amortization and deferral...................................                       1                                 (1)
Net periodic pension cost.......................................     $               479                $               440
                                                                     ===================                ===================

     The following table sets forth the Predecessor's actuarially determined portion of the plan's funded status and amounts recognized in the Predecessor's consolidated balance sheets at January 25, 1997 (in thousands):

Actuarial present value of benefit obligations:
   Vested benefit obligation.......................................................     $             (4,316)
                                                                                        ====================
   Accumulated benefit obligation..................................................     $             (4,783)
                                                                                        ====================
   Projected benefit obligation....................................................                   (4,985)
   Plan assets at fair value.......................................................                    4,149
                                                                                        --------------------
   Projected benefit obligation in excess of plan assets...........................                     (836)
   Unrecognized net loss...........................................................                    1,108
   Prior service not yet recognized in net periodic pension cost...................                     (294)
   Adjustment required to recognize minimum liability..............................                     (611)
                                                                                        --------------------
      Pension liability recognized in the consolidated balance sheet...............     $               (633)
                                                                                        ====================

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at January 27, 1996 and January 25, 1997. SFAS No. 87, "Employers' Accounting for Pensions," requires companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an offsetting intangible pension asset, and, in certain situations, a contra-equity balance. In accordance with the provisions of SFAS No. 87, the consolidated balance sheet at January 25, 1997 includes an additional minimum pension liability of $611,000 and a contra-equity balance, net of the related tax effect, of $377,000.

     As of February 6, 1997, all participant balances became fully vested and participants could elect to maintain balances in the current plan, receive a lump-sum distribution, or roll over balances into a new defined contribution plan.

     DEFINED CONTRIBUTION PLAN

     Prior to the Acquisition, certain of the Predecessor's employees who met eligibility requirements were included in C&A Products sponsored defined contribution plans. C&A Products contributions were based on specified formulas and, for one contribution plan, were at the discretion of C&A Products, as specified in the plan documents. The accompanying statements of operations include expenses of approximately $465,000 and $376,000 in fiscal 1995 and fiscal 1996, respectively, for the Predecessor's participation in the plans.

     As of February 6, 1997, all participant balances became fully vested and were rolled over into a new defined contribution plan sponsored by the Company.

     POSTRETIREMENT BENEFIT PLAN

     C&A Products provided life and health coverage for certain of the Predecessor's retirees under plans sponsored by C&A Products. Actuarially determined calculations of plan benefits for the Predecessor as a stand-alone entity are included in the accompanying consolidated financial statements.

     The net periodic postretirement benefit cost for the Predecessor's participation in these plans includes the following components (in thousands):

                                                                                        FISCAL YEAR ENDED
                                                                          -----------------------------------------------
                                                                            JANUARY 27, 1996             JANUARY 25, 1997
                                                                          ------------------           ------------------
Service cost.........................................................     $               69           $               86
Interest cost on accumulated postretirement benefit obligation.......                    148                          153
Net amortization.....................................................                   (111)                         (97)
Net periodic postretirement benefit cost.............................     $              106           $              142
                                                                          ==================           ==================

     The following table sets forth the amount of accumulated postretirement benefit obligation for the Predecessor's participation in these plans as of January 25, 1997 (in thousands):

Retirees and beneficiaries.........................................     $              621
Fully eligible active plan participants............................                    915
Other active plan participants.....................................                    803
                                                                        ------------------
Accumulated postretirement benefit obligation......................                  2,339
Unrecognized prior service gain from plan amendments...............                    931
Unrecognized net loss..............................................                   (104)
                                                                        ------------------
Net postretirement benefit obligations.............................     $            3,166
                                                                        ==================

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at January 27, 1996. These plans were unfunded. For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1996; the rate was assumed to decrease one percentage point per year to 6% and remain at that level thereafter.

COMPANY SPONSORED EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLAN

     Subsequent to the Acquisition, substantially all domestic employees of the Company who met eligibility requirements participate in a defined benefit plan, which is administered by the Company. Plan benefits are generally based on years of service and employees' compensation during their years of employment. Funding of retirement costs for this plan complied with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. Assets of the pension plan will be held in a trust that will invest primarily in equity and fixed income securities. Actuarially determined calculations of plan benefits for the Company are included in the accompanying consolidated financial statements.

     The net periodic cost of the Company for fiscal 1997 includes the following components (in thousands):

Service cost.........................................................    $    422
Interest cost on projected benefit obligation and service cost.......          30
Net periodic pension cost............................................    $    452
                                                                         ========

     The following table sets forth the Company's actuarially determined funded status and amounts recognized in the Company's consolidated balance sheets at January 31, 1998 (in thousands):

 Vested benefit obligation                                                                 $                   (97)
                                                                                           =======================
 Accumulated benefit obligation                                                            $                  (225)
                                                                                           =======================
 Projected benefit obligation..........................................................                       (452)
 Plan assets at fair value.............................................................                         --
                                                                                           -----------------------
 Projected benefit obligation in excess of plan assets and pension liability
      recognized in the consolidated balance sheet.....................................    $                  (452)
                                                                                           =======================

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7% at January 31, 1998. The expected rate of increase in future compensation levels is 5% in fiscal 1997 and the expected long-term rate of return on plan assets was 9% in fiscal 1997.

     DEFINED CONTRIBUTION PLAN

     Subsequent to the Acquisition, the Company began a defined contribution plan in which certain of the Company's employees who met eligibility requirements were included. The Company's contributions are based on specified formulas as specified in the plan document. The accompanying statement of operations includes expenses of approximately $514,000 for fiscal 1997 for the Company's contribution to the plan.

     POSTRETIREMENT BENEFIT PLAN

     The Company provides life and health coverage for certain of the Company's retirees under plan currently in effect. The plan is closed to new enrollment, as a result, the Company's current employees will not be eligible for coverage when they reach retirement age. Participation in the plan is limited to those employees retired as of February 6, 1997. Actuarially determined calculations of plan benefits for the Company are included in the accompanying consolidated financial statements.

     The net periodic postretirement benefit cost for this plan for fiscal 1997 includes the following components (in thousands):

Service cost....................................................................       $                        43
Interest cost on accumulated postretirement benefit obligations.................                                88
                                                                                       ---------------------------
Net periodic postretirement benefit cost........................................       $                       131
                                                                                       ===========================

     The following table sets forth the amount of the accumulated postretirement benefit obligation for this plan at January 31, 1998 (in thousands):

Retirees and beneficiaries......................................................       $                       498
Fully eligible active plan participants.........................................                               216
Other active plan participants..................................................                               563
                                                                                       ---------------------------
Accumulated postretirement benefit obligation...................................       $                     1,277
                                                                                       ---------------------------
Net postretirement benefit obligation...........................................       $                     1,277
                                                                                       ===========================

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% at January 31, 1998. This plan is unfunded. For measurement purposes, 6% increase in the per capita cost of covered health care benefits was assumed for 1997. The Plan allows for an increase in employer-paid cost for 1998 of 6% over 1997 costs with no additional increases after 1998, therefore, the health care cost trend rate assumption has no impact on the obligation of the Company.

10.  LONG-TERM DEBT

     Long-term debt consists of the following at January 31, 1998 (in thousands):

10% Senior Subordinated Notes, due 2007........   $    100,000
Senior Secured Credit Facility.................         42,000
                                                  ------------
     Total Debt................................   $    142,000
                                                  ============

     Concurrent with the consummation of the Acquisition, the Company issued $100.0 million of 10% Senior Subordinated Notes ("the Senior Notes") due January 15, 2007. Interest is payable semi-annually commencing July 15, 1997. The notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The indenture governing the Senior Notes contains certain restrictive covenants that limit the ability of the company, among other things, to incur additional indebtedness, pay dividends or make certain other restricted payments, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates.

     Also concurrent with the consummation of the Acquisition, the Company entered into the Senior Secured Credit Facility (the "Credit Facility"). The Credit Facility consists of a term loan facility in the amount of $55.0 million due in quarterly installments through June 30, 2002 and a revolving credit facility in the amount of $30.0 million due June 30, 2002, which includes a letter of credit sublimit of $8.0 million. Loans under the term loan facility and $2.0 million under the revolving credit facility were borrowed to finance the Acquisition. During 1997, $2.0 million of the revolving credit facility was repaid, $3.0 million of the term loan facility was repaid and $10.0 million of the term loan facility was voluntarily prepaid.

     The Company's obligations under the Credit Facility are secured by a pledge of all the capital stock and the tangible and intangible assets of the Company and 65% of the capital stock of, or equity interests in, each foreign subsidiary of the Company.

     The Credit Facility contains restrictive covenants including minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash charges), interest coverage and leverage ratios. In addition, the Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, Acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in loan agreements.

     The Credit Facility bears interest at a per annum rate equal to the Company's choice of (a) an adjusted rate based on the Eurodollar Rate plus 2.50%, or (b) Base Rate, as defined by the Credit Facility, plus 1.50%. The weighted average rate of interest on the balances outstanding under the Credit Facility at January 31, 1998 was 8.31%.

     Expenses of $8.3 million associated with the issuance of the Credit Facility and Senior Notes are included in other assets on the accompanying Balance Sheet as of January 31, 1998. These costs are being amortized on the straight-line method over the term of the respective debt agreements. Amortization expense charged to interest expense in fiscal 1997 was $1.3 million.

     At January 31, 1998, the scheduled annual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
1998............................................................  $       --
1999............................................................       4,000
2000............................................................      15,000
2001............................................................      15,000
2002............................................................       8,000
Thereafter......................................................     100,000
                                                                  ----------
                                                                  $  142,000
                                                                  ==========

     Total interest paid by the Company on all indebtedness was $12.8 million for fiscal 1997.


11.  INCOME TAXES

     Prior to the Acquisition, the Predecessor was included in the consolidated federal income tax return of C&A Corporation and state and foreign income taxes were provided on a separate return basis. C&A Products and its subsidiaries, including the Predecessor, were parties to a tax-sharing agreement with C&A Corporation which provided for tax-sharing payments to or from C&A Corporation, calculated in accordance with federal tax regulations, based on taxable income. C&A Corporation, as appropriate, paid such amounts to the Internal Revenue Service ("IRS") and/or distributes the amounts to the companies included in its consolidated income tax return that generated losses which resulted in reduced payments to the IRS. In fiscal 1995 and fiscal 1996, the Predecessor received, under the tax-sharing agreement, an additional benefit of $1.3 million and $5 million, respectively, that has been reported as a component of net transactions with C&A Products.

     Domestic and foreign components of income before income taxes are summarized as follows (in thousands):

                                                                                   FISCAL YEAR ENDED
                                                    -----------------------------------------------------------------------------
                                                       (PREDECESSOR)                  (PREDECESSOR)                 (COMPANY)
                                                      JANUARY 27, 1996               JANUARY 25, 1997            JANUARY 31, 1998
                                                    --------------------           -------------------          -----------------
Domestic.......................................     $             13,187           $            17,430          $           4,112
Foreign........................................                       45                           134                         --
                                                    --------------------           -------------------          -----------------
                                                    $             13,232           $            17,564          $           4,112
                                                    ====================           ===================          =================

     Components of the income tax provision for fiscal 1995, fiscal 1996, and fiscal 1997 are summarized as follows (in thousands):

                                                                                   FISCAL YEAR ENDED
                                                    -----------------------------------------------------------------------------
                                                       (PREDECESSOR)                  (PREDECESSOR)                 (COMPANY)
                                                      JANUARY 27, 1996               JANUARY 25, 1997            JANUARY 31, 1998
                                                    --------------------           -------------------          -----------------
Current:
     Federal...................................     $              3,866           $             5,289          $           1,485
     State.....................................                      618                           838                        147
                                                    --------------------           -------------------          -----------------
                                                                   4,484                         6,127                      1,632
                                                    --------------------           -------------------          -----------------
Deferred:
     Federal...................................                      556                           521                         71
     State.....................................                       87                            81                          7
                                                    --------------------           -------------------          -----------------
                                                                     643                           602                         78
                                                    --------------------           -------------------          -----------------
Income tax expense.............................     $              5,127           $             6,729          $           1,710
                                                    ====================           ===================          =================

  Collins & Aikman UK Limited had sufficient loss carryforwards to offset taxable income in fiscal 1995 and fiscal 1996. No benefit was recorded for the operating loss in fiscal 1997. Therefore, no foreign income tax expense is reflected in the statements of operations.

     Reconciliation between income taxes computed at the federal rate and the provision for income taxes is as follows (in thousands):

                                                                                   FISCAL YEAR ENDED
                                                    -----------------------------------------------------------------------------
                                                       (PREDECESSOR)                  (PREDECESSOR)                 (COMPANY)
                                                      JANUARY 27, 1996               JANUARY 25, 1997            JANUARY 31, 1998
                                                    --------------------           -------------------          -----------------
Amount at statutory federal rate................    $              4,631           $             6,147          $           1,439
State income taxes, net of federal income
   tax benefit..................................                     458                           597                         142
Foreign taxes...................................                     (16)                          (47)                         --
Other...........................................                      54                            32                         129
Income tax expense..............................    $              5,127           $             6,729          $            1,710
                                                    ====================           ===================          ==================

     The components of the net deferred tax assets as of January 25, 1997 and January 31, 1998 were as follows (in thousands):

                                                                   (Predecessor)                           (Company)
                                                                 January 25, 1997                      January 31, 1998
                                                              ----------------------               ----------------------
Deferred tax assets:
     Warranty & customer claims accruals................       $                 211                $               1,230
     Employee benefits..................................                       2,755                                  875
     Inventory reserves.................................                         543                                  890
     Other liabilities and reserves.....................                         256                                  756
     Foreign net operating loss carryforwards...........                          91                                   91
     Valuation allowance................................                         (91)                                 (91)
                                                               ---------------------                ---------------------
        Total deferred tax assets.......................                       3,765                                3,751
Deferred tax liabilities:
     Deferred financing fees............................                          --                                 (656)
     Property, plant and equipment......................                      (2,073)                                (174)
     Goodwill and intangible amortization...............                          --                                  (20)
                                                               ---------------------                ---------------------
        Total deferred tax liabilities..................                      (2,073)                                (850)
                                                               ---------------------                ---------------------
Net deferred tax assets.................................       $               1,692                $               2,901
                                                               =====================                =====================

     The valuation allowance is provided because, in management's assessment, it was uncertain whether the net deferred tax asset related to the foreign net operating loss carryforwards would be realized.

     Payments for income taxes by the Company amounted to $1.3 million for fiscal 1997.


12.  STOCK OPTIONS

     In February 1997, Holdings adopted the 1997 Stock Option Plan (the "Plan"), under which 800,000 shares of CAF Holdings, Inc. common stock are authorized and reserved for use in the Plan. The Plan allows the issuance of nonqualified stock options at an exercise price determined by Holdings' board of directors. A certain number of options granted during 1997 become exercisable over nine years and expire eleven years from the date of grant. Accelerated vesting may occur for these options, as well as for incremental levels of additional options, based on achievement of specific performance targets. Accelerated vesting may also occur due to a change in control. At January 31, 1997, options to purchase 85,000 shares of common stock were available for future grant under the Plan, and 715,000 options were outstanding at an exercise price of $1.00 per share. No shares were exercised or canceled during 1997.

     The Company has elected to account for its stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997 using the minimum value option pricing model as prescribed by Financial Accounting Standards Board ("SFAS") No. 123 and using a weighted average risk free interest rate of 6.5%, an expected dividend yield of 0%, and an expected life of nine years.

     The total values of the options granted during 1997 were computed as approximately $313,000, which would be amortized over the vesting period of the options. If the Company had accounted for the plan in accordance with SFAS No. 123, net income would have decreased by approximately $20,000 for the year ended January 31, 1998.


13.   RELATED-PARTY TRANSACTIONS

     Prior to January 25, 1997, the Predecessor, together with other subsidiaries of C&A Products, was guarantor of certain indebtedness of C&A Products. In connection with the Acquisition, the Company was released from this pledge.

     C&A Products performed certain services and incurred certain costs for the benefit of the Company. Services provided include tax services, treasury services, risk management, employee benefit services, legal services, accounts receivable servicing, and other general corporate services. Costs allocated to the Predecessor for these services totaled $1.6 million and $1.5 million for
fiscal 1995 and   fiscal 1996, respectively.

     The Predecessor utilized facilities and services available at C&A Products' New York office. The Predecessor was allocated a portion of the cost for these facilities based on the actual facilities and services utilized. Costs for these facilities and services totaling $103,000 and $171,000 in fiscal 1995 and fiscal 1996, respectively, are included in the accompanying consolidated statements of operations.

     Certain of the Predecessor's employees participated in C&A Corporation's stock option plans, which provided for the award of options on common shares to employees, exercisable over ten-year periods. Effective January 28, 1994, C&A Corporation granted certain employees of the Predecessor stock options with exercise prices below the then-estimated fair value in recognition of their prior service. In subsequent periods, C&A Corporation granted additional stock options to certain employees of the Predecessor with exercise prices equal to the market value at the time of grant. In connection with the sale of the Predecessor, all outstanding options held by employees of the Company automatically vested and the employees have exercised all options as of January 31, 1998.

          In connection with the Acquisition, the Company paid Quad-C a fee of $1.5 million, plus out-of- pocket expenses, for, among other things, its services in analyzing and negotiating the Acquisition and for analyzing, arranging and negotiating the financing for the Acquisition. In addition, Holdings entered into an agreement with Quad-C pursuant to which Holdings retained Quad-C to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. The agreement
provides for payment to     Quad-C of an annual fee of $350,000, payable
quarterly and reimbursement of out-of-pocket expense. The agreement will expire in 1999, but will be automatically renewed for successive one-year terms unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Paribas was reimbursed and will be reimbursed for its out of pocket expenses associated with the Acquisition and the operations of the Company.


14.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company is obligated under various leases for office space, machinery and equipment. At January 31, 1998 future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year:
1998............................................................  $    634
1999............................................................       600
2000............................................................       585
2001............................................................       483
2002............................................................       319
                                                                  --------
Thereafter......................................................  $  2,861
                                                                  ========

     Rental expense under operating leases was approximately $665,000, $816,000 and $942,000 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively.

ENVIRONMENTAL

     The Company is subject to federal, state and local laws and regulations concerning the environment. At January 31, 1998, management concluded that no environmental reserves were required. In the opinion of the Company's management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

LITIGATION

     The Company from time to time is subject to claims and suits arising in the ordinary course of business, including workers' compensation and product liability claims that may or may not be covered by insurance. The ultimate outcome of all legal proceedings to which the Company is a party will not, in the opinion of the Company's management, based on the facts presently known to it, have a material adverse effect on the Company's consolidated financial condition or results of operations.

     During July 1996, the Predecessor agreed to a settlement including payment of approximately $427,500 in connection with a patent infringement claim related to the manufacturing of a certain product. This amount is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal 1996.

OTHER COMMITMENTS

     In connection with certain product installation contracts, the Company issues performance bonds. No liability for these bonds is reflected in the accompanying consolidated balance sheets because, in management's opinion, based on the facts presently known to it, all product installation contracts will be fulfilled in accordance with their terms.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Collins & Aikman Floorcoverings, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and subsidiary ("Company") and Collins & Aikman Floor Coverings, Inc. and subsidiary ("Predecessor") included in this Form 10-K, and have issued our report thereon dated April 3, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP





Chattanooga, Tennessee
April 3, 1998

          COLLINS & AIKMAN FLOORCOVERINGS, INC. & SUBSIDIARY (COMPANY) COLLINS & AIKMAN FLOOR COVERINGS, INC. & SUBSIDIARY (PREDECESSOR)

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

   FOR THE YEARS ENDED JANUARY 27, 1996, JANUARY 25, 1997 AND JANUARY 31,1998
                                 (IN THOUSANDS)

                                         BALANCE AT    CHARGED TO                 CHARGED TO                     BALANCE
                                        BEGINNING OF   COSTS AND                     OTHER        DEDUCTIONS    AT END OF
          DESCRIPTION                     PERIOD        EXPENSES    ADDITIONS      ACCOUNTS           (a)         PERIOD
----------------------------------------------------------------------------------------------------------------------------
PREDECESSOR
Year ended January 27, 1996
  Allowance for doubtful accounts.....     $78            $ 48     $     --      $      --          $ (38)         $ 88

Year ended January 25, 1997
  Allowance for doubtful accounts.....      88              18           --             --            (91)           15
----------------------------------------------------------------------------------------------------------------------------
COMPANY

Year ended January 31, 1998
  Allowance for doubtful accounts.....     $15            $116     $    303      $      --          $(134)         $300


Notes:
     (a) Represents write-off accounts to be uncollectible, less recoveries of amounts previously written off.
     (b) Represents additional provision recorded at the purchase of C&A Floor Coverings, Inc.