Form 10-Q
period 1998-05-02
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1998-06-15
CIK 1037123

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    Of the Securities Exchange Act of 1934

                       For the quarter ended May 2, 1998

             ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the transition period from      to


                        COMMISSION FILE NUMBER 333-24699



                     COLLINS & AIKMAN FLOORCOVERINGS, INC.
             (Exact name of registrant as specified in its chapter)



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
                                        -------     ------



The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of June 12, 1998.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY



                                     INDEX


                                                                      Page No.
Part I.    Financial Information

           Item 1.   Financial Statements
               Condensed Consolidated Statements of Operations-Three
                     months ended May 2, 1998 and April 26, 1997                                  3

               Condensed Consolidated Statements of Comprehensive Income-Three
                     Months ended May 2, 1998 and April 26, 1997                                   4

               Condensed Consolidated Balance Sheets-As of May 2, 1998 and
                     January 31, 1998                                                              5

               Condensed Consolidated Statements of Cash Flows-Three months ended
                     May 2, 1998 and April 26, 1997                                                6

               Notes to Condensed Consolidated Financial Statements                                7

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     And Results of Operations                                                     9

Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                                              12

                         PART 1 -- FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

           FOR THE THREE MONTHS ENDED MAY 2, 1998 AND APRIL 26, 1997
                                 (IN THOUSANDS)




                                                                                     THREE MONTHS ENDED
                                                               -----------------------------------------------------------
                                                                             MAY 2,                         APRIL 26,
                                                                              1998                            1997
                                                               ----------------------------     -------------------------
Net sales......................................................   $                  38,943        $               32,634
Cost of goods sold.............................................                      22,540                        21,860
Selling, general and administrative expenses...................                      11,965                         9,966
                                                               ----------------------------     -------------------------
                                                                                     34,505                        31,826
                                                               ----------------------------     -------------------------
Operating income...............................................                       4,438                           808
Net interest expense...........................................                       3,612                         3,551
                                                               ----------------------------     -------------------------
Income (loss) before income taxes..............................                         826                        (2,743)
Income tax expense.............................................                         354                         1,125
                                                               ----------------------------     -------------------------
Net income (loss)..............................................   $                     472       $                (1,618)
                                                               ============================     =========================




The accompanying notes are an integral part of these condensed consolidated financial statements.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

           FOR THE THREE MONTHS ENDED MAY 2, 1998 AND APRIL 26, 1997
                                 (IN THOUSANDS)




                                                                       Three Months Ended
                                                     -------------------------------------------------
                                                              MAY 2,                     APRIL 26,
                                                               1998                        1997
                                                     ----------------------       ---------------------
Net income (loss)....................................  $                472         $            (1,618)
Other comprehensive expense, net of tax:
     Foreign currency translation adjustments........                   (51)                       (207)
                                                     ----------------------       ---------------------
Comprehensive income (expense).......................  $                421         $            (1,825)
                                                     ======================       =====================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     AS OF MAY 2, 1998 AND JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                                        (UNAUDITED)
                                                                           MAY 2,                     JANUARY 31,
                                                                            1998                         1998
                                                                 ------------------------      ------------------------
                             ASSETS
Current assets:
     Cash........................................................   $               5,513         $               5,699
     Accounts receivable, net....................................                  23,207                        20,578
     Inventories.................................................                  21,075                        15,849
     Deferred tax assets.........................................                   2,202                         1,533
     Prepaid expenses and other..................................                     426                           222
                                                                    ---------------------         ---------------------
           Total current assets..................................                  52,423                        43,881

Property, plant and equipment, net...............................                  34,454                        34,320
Goodwill and intangible assets...................................                 127,012                       128,840
Deferred tax assets..............................................                     833                         1,368
Other assets.....................................................                   8,105                         8,414
                                                                    ---------------------         ---------------------
                                                                    $             222,827         $             216,823
                                                                    =====================         =====================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable............................................   $               8,987         $               7,150
     Accrued expenses............................................                  12,201                        10,277
                                                                    ---------------------         ---------------------
           Total current liabilities.............................                  21,188                        17,427

Long-term debt...................................................                 143,000                       142,000
Other, including post-retirement benefit obligation..............                   4,141                         3,320

Commitments and contingencies....................................

Stockholder's Equity:
     Common stock ($.01 par value per share, 1,000
        shares authorized, issued & outstanding).................                      --                            --
     Additional paid-in capital..................................                  51,576                        51,576
     Retained earnings...........................................                   2,875                         2,402
     Accumulated other comprehensive income......................                      47                            98
                                                                   ----------------------        ----------------------
                                                                                   54,498                        54,076
                                                                   ----------------------        ----------------------
                                                                    $             222,827         $             216,823
                                                                   ======================        ======================



  The accompanying notes are an integral part of these condensed consolidated balance sheets.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

           FOR THE THREE MONTHS ENDED MAY 2, 1998 AND APRIL 26, 1997
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                        ------------------------
                                                                          MAY 2,       APRIL 26,
                                                                          1998           1997
                                                                        -------        ---------
CASH PROVIDED BY (USED IN):

OPERATIONS:
Net income (loss) for the period......................................  $   472        $  (1,618)
Items not affecting cash:
    Depreciation of capital assets....................................    1,327              999
    Amortization of goodwill and intangible assets....................    1,836            1,445
    Amortization of deferred financing fees...........................      329              293
    Deferred income tax (benefit) expense.............................     (134)          (1,125)
Changes in operating assets and liabilities:
    Accounts receivable...............................................   (2,629)          (2,153)
    Inventory.........................................................   (5,226)             (10)
    Accounts payable..................................................    1,837               61
    Accrued liabilities...............................................    2,924            4,522
    Other.............................................................     (458)            (448)
                                                                        -------        ---------
         Net cash provided by operating activities....................      278            1,966
                                                                        -------        ---------

INVESTING:
Acquisition of C & A Floor Coverings, Inc.............................       --         (197,812)
Purchase of capital assets............................................   (1,464)            (253)
                                                                        -------        ---------
         Net cash used in investing activities........................   (1,464)        (198,065)
                                                                        -------        ---------

FINANCING:
Proceeds from bank financing..........................................    4,000           57,000
Issuance of senior notes..............................................       --          100,000
Repayment of bank financing...........................................   (3,000)          (2,000)
Capital contribution from CAF Holdings, Inc...........................       --           51,000
Financing costs.......................................................       --           (9,042)
                                                                        -------        ---------
         Net cash provided by (used in) financing
             activities...............................................    1,000          196,958
                                                                        -------        ---------

(DECREASE) INCREASE IN CASH DURING THE PERIOD.........................     (186)             859
CASH -- BEGINNING OF PERIOD...........................................    5,699              144
                                                                        -------        ---------
CASH -- END OF PERIOD.................................................  $ 5,513        $   1,003
                                                                        =======        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

     Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation), together with its wholly owned subsidiary, Collins & Aikman Floorcoverings UK Limited (collectively referred to as the "Company"), is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings").

     These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. These condensed consolidated financial statements should be read in conjunction with the January 31, 1998 consolidated financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results for the full year.


2.  ACQUISITION OF COLLINS & AIKMAN FLOOR COVERINGS, INC.

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"). C&A Group is a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), which is a wholly owned subsidiary of Collins & Aikman Corporation ("C&A Corporation").

     On February 6, 1997 (January 26, 1997 for accounting purposes), pursuant to an agreement dated December 9, 1996, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, acquired from C&A Group, all the outstanding capital stock of the Company (the "Acquisition") for $195.6 million, plus transaction costs. Simultaneous with the consummation of the Acquisition, CAF was merged with and into the Company.

     Financing for the Acquisition was provided by (i) borrowings of $57.0 million under an $85.0 million Senior Secured Credit Facility (the "Credit Facility"), among the Company, Holdings, certain lenders, and Bankers Trust Company, as agent, (ii) proceeds from an offering by the Company of $100.0 million aggregate principal of 10% Senior Subordinated Notes due in 2007, and
(iii) capital investments of $51.0 million by affiliates of Quad-C, Inc., Paribas Principle Partners, management of the Company and certain other investors in Holdings.

     The Acquisition was accounted for by the purchase method of accounting; therefore, the purchase price, which includes $27.0 million in consideration for a trade name license agreement, was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $71.3 million, which is being accounted for as goodwill and amortized over 40 years using the straight line method.

3.    INVENTORIES
     Net inventory balances are summarized below (in thousands):


                                                                   (UNAUDITED)
                                                                      MAY 2,                           JANUARY 31,
                                                                       1998                                1998
                                                             -------------------------          ---------------------------
Raw materials................................................     $             10,917             $                  7,596
Work in process..............................................                    3,876                                2,986
Finished goods...............................................                    6,283                                5,267
                                                             -------------------------          ---------------------------
                                                                  $             21,075             $                 15,849
                                                             =========================          ===========================


4.  LONG TERM DEBT

     In April 1998, the Company amended certain restrictive covenants of the Credit Facility to allow increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years.

5.  COMPREHENSIVE INCOME

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to disclose comprehensive income, defined as all non-owner changes in equity, resulting from recognized transactions and other economic events in a fiscal period. As this statement applies only to the reporting of comprehensive income, it does not have any impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation), together with its wholly owned subsidiary, Collins & Aikman Floorcoverings UK Limited (collectively referred to as the "Company"), is the leading U.S. manufacturer of six-foot roll carpet and the third largest manufacturer of modular carpet tiles within the specified commercial carpet market. This niche market is highly competitive and is impacted by fluctuations in the commercial new construction market and, to a lesser degree, the commercial renovation market. The Company believes its sales to five diverse end markets softens the impact of economic downturns.

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, CAF Acquisition Corporation ("CAF") purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $195.6 million (including $27.0 million in consideration of the Tradename License Agreement) (the "Acquisition"). Financing for the Acquisition was provided by (i) $57.0 million of borrowings under an $85.0 million Senior Secured Credit Facility (the "Credit Facility"), (ii) $100.0 million of proceeds from an offering by the Company of its 10% Senior Subordinated Notes due in 2007, and (iii) $51.0 million in contributed capital. Immediately subsequent to the Acquisition, CAF was merged with Collins & Aikman Floorcoverings, Inc. with the Company as the successor company.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MAY 2, 1998 ("FIRST QUARTER 1998") AS COMPARED WITH QUARTER ENDED
-------------------------------------------------------------------------------
APRIL 26, 1997 ("FIRST QUARTER 1997")
-------------------------------------

          NET SALES. Net sales for the First Quarter 1998 were $38.9 million, an increase of 19.3% from the $32.6 million for the First Quarter 1997. This sales increase was attributable to continued strength in most end use markets served, particularly in the education market. Overall volume increased while average selling prices decreased by less than 1%.

          COST OF GOODS SOLD. Cost of goods sold increased to $22.5 million for the First Quarter 1998 from $21.9 million in the First Quarter 1997, an increase of 3.1%. As a percentage of sales, these costs were 57.9% and 67.0%, respectively. This slight increase was due to increased sales volume offset by the effect of a $2.6 million inventory charge during the First Quarter 1997 and improved manufacturing efficiencies on the higher volume. This inventory charge is a result of writing-up inventory to fair market value, under purchase accounting rules, as of February 6, 1997, the date of Acquisition, and expensing the write-up amount during the First Quarter 1997 as the inventory completely turned. Excluding the $2.6 million inventory effect, cost of goods sold for First Quarter 1997 was $19.3 million (59.1% of sales) resulting in a 17.0% increase when compared to First Quarter 1998.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $1.8 million, for the First Quarter 1998 increased to $12.0 million, an increase of 20.1% from $10.0 million in the First Quarter 1997 of which included goodwill and intangible assets amortization of $1.4 million. As a percentage of sales, these expenses increased to 30.7% from 30.5%. This increase is primarily due to increased costs related to (i) continued investment in the company's segmentation marketing strategy, (ii) investment in the Company's administrative infrastructure and (iii) higher sales commissions related to the higher sales volume.

          INTEREST EXPENSE.   Net interest expense for the First Quarter 1998
was $3.6 million, the same as the First Quarter 1997. Although total indebtedness decreased, this was offset by slightly higher interest rates in First Quarter 1998 and 13 additional days of outstanding indebtedness during the First Quarter 1998 due to the timing of the Acquisition in the First Quarter 1997.

     NET (LOSS) INCOME.    Net income for the First Quarter 1998 increased
to $0.5 million from the net loss of $1.6 million in First Quarter 1997.   This
increase of $2.1 million is due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and, for First Quarter 1997, the effect of the write-up of inventory to fair market value. EBITDA of $7.6 million in the First Quarter 1998 was $1.8 million or 30.2% higher than the $5.8 million for the First Quarter 1997. As a percentage of sales, EBITDA increased to 19.5% in the First Quarter 1998 from 17.9% in the First Quarter 1997. The increase in EBITDA and
EBITDA margin was the combined result of the factors described above.   EBITDA
is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital and capital expenditures. The Company has historically financed its cash requirements primarily through internally generated cash flows.

     Net cash provided by operating activities in the First Quarter 1998 was $0.3 million compared to $2.0 million in the First Quarter 1997, primarily due to net working capital increases of $5.5 million offset by an increase in net income of $2.1 million.

     Capital expenditures totaled $1.5 million during the First Quarter
1998 compared to $0.3 million during the First Quarter 1997. The $1.2 million increase in the First Quarter 1998 was primarily due to expansions in the Company's tufting plant and finishing plant. Additional capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and other capacity enhancements. The Company expects to spend approximately $6.7 million during the fiscal year 1998.

     Concurrent with the consummation of the Acquisition, the Company incurred significant indebtedness, which consisted of $100.0 million of 10% Senior Subordinated Notes due 2007, $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Facility. During fiscal 1997, $2.0 million of the revolving credit borrowings were repaid, $3.0 million of the term loan borrowings was repaid and $10.0 million of the term loan borrowings was voluntarily prepaid. On February 6, 1998, the Company prepaid an additional $3.0 million of the term loan borrowings. The term loan portion of the Credit Facility will mature on June 30, 2002 and, as of May 2, 1998, will require annual principal payments (payable in quarterly installments) totaling $1.0 million in the fourth quarter of 1999, $15.0 million in each of 2000 and 2001 and $8.0 million in 2002. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. As of May 2, 1998, there was $4.0 million in borrowings and $24.5 million (net of $1.5 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     In April 1998, the Company amended certain restrictive covenants of the Credit Facility to allow increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years.

     The Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness (including the Senior Subordinated Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the Credit Facility, will be adequate to meet the Company's anticipated future requirements for capital expenditures and debt service.

IMPACT OF INFLATION
-------------------

      The impact of inflation of the Company's operations has not been significant in recent years. In the past the Company has received inflationary price increases in its primary raw material, nylon fiber. This increase has generally been passed on to the Company's customers.

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


YEAR 2000
---------

      As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue. The Year 2000 issue arises from the widespread use of computer programs which rely on two-digit codes to perform computations or decision-making functions. The Company has performed a review of its computer programs and is in the process of reviewing the Company's Year 2000 exposure to its customers, suppliers and banking institutions. Due to conversions already in progress and previously completed, in which Year 2000 compliance was ancillary, the Company estimates Year 2000 exposure to be minimal.

      There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies, on which the Company relies, to modify or convert their systems to be Year 2000 compliant, the ability of the Company to complete its conversions in a timely manner and similar uncertainties.

                          PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
Number          DESCRIPTION
------          -----------

10.1(a)   --  First Amendment to the Credit Agreement among CAF Holdings, Inc.,
              CAF Acquisition Corporation, various lending institutions and Bankers Trust Company as Agent.

27.1      --  Financial Data Schedule


(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 15, 1998



                            COLLINS & AIKMAN FLOORCOVERINGS, INC.
                            (Registrant)



                       By:  /s/  Darrel V. McCay
                            ----------------------
                            Darrel V. McCay
                            Vice-President and Chief Financial Officer

                            (Duly authorized Officer and Principal
                            Financial and Accounting Officer)