Form 10-Q
period 1998-08-01
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1998-09-11
CIK 1037123

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---
                     Of the Securities Exchange Act of 1934

                      For the quarter ended August 1, 1998

             ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                        COMMISSION FILE NUMBER 333-24699



                     COLLINS & AIKMAN FLOORCOVERINGS, INC.
             (Exact name of registrant as specified in its chapter)



            DELAWARE                                       58-2151061
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

311 SMITH INDUSTRIAL BOULEVARD, DALTON, GEORGIA                30721
(Address of principal executive offices)                     (Zip Code)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (706) 259-9711



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



The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of September 11, 1998.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES



                                     INDEX


                                                                        Page No.

Part I.  Financial Information

         Item 1. Financial Statements

            Condensed Consolidated Statements of Operations
              Thirteen Weeks and Twenty-Six Weeks ended August 1,
              1998 and July 26, 1997                                       3

            Condensed Consolidated Statements of Comprehensive
              Income Thirteen Weeks and Twenty-Six Weeks ended August
              1, 1998 and July 26, 1997                                    4

            Condensed Consolidated Balance Sheets As of August 1,
              1998 and January 31, 1998                                    5

            Condensed Consolidated Statements of Cash Flows
              Thirteen Weeks and Twenty-Six Weeks ended August 1,
              1998 and July 26, 1997                                       6

            Notes to Condensed Consolidated Financial Statements           7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition And Results of Operations                      10

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                         15

                         PART 1  FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                     ENDED AUGUST 1, 1998 AND JULY 26, 1997
                                 (IN THOUSANDS)

                                                          Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                          ---------------------       ----------------------
                                                          August 1,    July 26,       August 1,    July 26,
                                                            1998         1997           1998         1997
                                                          ---------    --------       ---------    --------
Net sales.............................................      $55,161     $46,886         $94,104     $79,520

Cost of goods sold....................................       31,981      27,536          54,521      49,396
Selling, general and administrative expenses..........       11,738      10,760          23,703      20,726
                                                            -------     -------         -------     -------
                                                             43,719      38,296          78,224      70,122
                                                            -------     -------         -------     -------
Operating income......................................       11,442       8,590          15,880       9,398

Net interest expense..................................        3,765       3,985           7,377       7,536
                                                            -------     -------         -------     -------

Income before income taxes............................        7,677       4,605           8,503       1,862
Income tax expense....................................        2,979       1,900           3,333         775
                                                            -------     -------         -------     -------

Net income............................................      $ 4,698     $ 2,705         $ 5,170     $ 1,087
                                                            =======     =======         =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                     ENDED AUGUST 1, 1998 AND JULY 26, 1997
                                 (IN THOUSANDS)


                                                          Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                          ---------------------       ----------------------
                                                          August 1,    July 26,       August 1,    July 26,
                                                            1998         1997           1998         1997
                                                          ---------    --------       ---------    --------
Net income.................................                $4,698       $2,705         $5,170       $1,087

Other comprehensive income (expense) net
 of tax:
     Foreign currency translation
      adjustments..........................                    54          160              3          (47)
                                                           ------       ------         ------       ------

Comprehensive income.......................                $4,752       $2,865         $5,173       $1,040
                                                           ======       ======         ======       ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF AUGUST 1, 1998 AND JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                                 (UNAUDITED)
                                                                  AUGUST 1,      JANUARY 31,
                                                                    1998           1998
                                                                 ----------      ----------
                             ASSETS
Current assets:
     Cash........................................................  $    153        $  5,699
     Accounts receivable, net....................................    32,285          20,578
     Inventories.................................................    19,978          15,849
     Deferred tax assets.........................................     2,041           1,533
     Prepaid expenses and other..................................       451             222
                                                                   --------        --------
           Total current assets..................................    54,908          43,881

Property, plant and equipment, net...............................    40,273          34,320
Goodwill and intangible assets...................................   127,068         128,840
Deferred tax assets..............................................       561           1,368
Other assets.....................................................     7,785           8,414
                                                                   --------        --------
                                                                   $230,595        $216,823
                                                                   ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt...........................  $    600        $     --
     Accounts payable............................................    10,804           7,150
     Accrued expenses............................................    12,394          10,277
                                                                   --------        --------
           Total current liabilities.............................    23,798          17,427

Long-term debt...................................................   143,407         142,000
Other, including post-retirement benefit obligation..............     4,141           3,320

Commitments and contingencies....................................

Stockholder's Equity:
     Common stock ($.01 par value per share, 1,000
        shares authorized, issued & outstanding).................        --              --
     Additional paid-in capital..................................    51,576          51,576
     Retained earnings...........................................     7,572           2,402
     Accumulated other comprehensive income......................       101              98
                                                                   --------        --------
                                                                     59,249          54,076
                                                                   --------        --------
                                                                   $230,595        $216,823
                                                                   ========        ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                     ENDED AUGUST 1, 1998 AND JULY 26, 1997
                                 (IN THOUSANDS)


                                                         THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                              ----------------------------------------     ----------------------------------------
                                                    AUGUST 1,             JULY 26,              AUGUST 1,            JULY 26,
                                                      1998                  1997                  1998                1997
                                              ------------------     -----------------     ------------------     -----------------
Cash Provided By (Used In):

OPERATIONS:
Net income for the period...................      $  4,698               $ 2,705               $  5,170             $   1,087
Items not affecting cash:
     Depreciation of capital assets.........         1,347                 1,417                  2,674                 2,416
     Amortization of goodwill and
      intangible assets.....................         1,835                 2,709                  3,671                 4,154
     Amortization of deferred financing
      fees..................................           329                   332                    658                   625
     Deferred income tax (benefit) expense..           433                   555                    299                  (570)
Changes in operating assets and
 liabilities:
     Accounts receivable....................        (8,692)               (5,435)               (11,321)               (7,588)
     Inventory..............................         1,354                  (138)                (3,872)                 (148)
     Accounts payable.......................         1,140                 2,832                  2,977                 2,893
     Accrued liabilities....................        (1,099)                1,055                  1,825                 5,577
     Other..................................         1,071                   133                    613                  (315)
                                                  ---------              -------               --------             ---------
         Net cash provided by operating
          activities........................         2,416                 6,165                  2,694                 8,131
                                                  ---------              -------               --------             ---------

INVESTING:
Acquisition of C & A Floor Coverings, Inc...           --                    79                     --              (197,733)
Acquisition of Advance Carpet Tiles,
 Ltd., net of cash
   acquired.................................        (3,095)                   --                 (3,095)                   --
Purchase of capital assets..................        (3,143)                 (735)                (4,607)                 (988)
                                                  ---------              -------               --------             ---------
      Net cash used in investing
       activities...........................        (6,238)                 (656)                (7,702)             (198,721)
                                                  ---------              -------               --------             ---------

FINANCING:
Net proceeds (repayments) from revolving
  credit facility...........................        (1,500)                   --                  2,500                    --
Proceeds from long term debt borrowings.....            --                    --                     --               155,000
Repayments of long term debt................           (38)               (1,000)                (3,038)               (1,000)
Capital contribution from CAF Holdings,
 Inc........................................            --                   576                     --                51,576
Financing costs.............................            --                    --                     --                (9,042)
                                                  ---------              -------               --------             ---------
      Net cash provided by (used in)
       financing activities.................        (1,538)                 (424)                  (538)              196,534
                                                  ---------              -------               --------             ---------
INCREASE (DECREASE) IN CASH DURING THE
 PERIOD.....................................        (5,360)                5,085                 (5,546)                5,944
CASH - BEGINNING OF PERIOD...................        5,513                 1,003                  5,699                   144
                                                  ---------              -------               --------             ---------

CASH - END OF PERIOD.........................     $    153               $ 6,088               $    153             $   6,088
                                                  ========               =======               ========             =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation), together with its wholly owned subsidiaries, Collins & Aikman Floorcoverings UK Limited (collectively referred to as the "Company"), is a leading vinyl-backed manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings").

     These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. These condensed consolidated financial statements should be read in conjunction with the January 31, 1998 consolidated financial statements of the Company included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.   ACQUISITION OF COLLINS & AIKMAN FLOOR COVERINGS, INC.

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"). C&A Group was a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), which was a wholly owned subsidiary of Collins & Aikman Corporation ("C&A Corporation").

     On February 6, 1997 (January 26, 1997 for accounting purposes), pursuant to an agreement dated December 9, 1996, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, acquired from C&A Group, all the outstanding capital stock of the Company (the "Floorcoverings Acquisition") for $195.6 million, plus transaction costs. Simultaneous with the consummation of the Floorcoverings Acquisition, CAF was merged with and into the Company.

     Financing for the Floorcoverings Acquisition was provided by (i) borrowings of $57.0 million under an $85.0 million Senior Secured Credit Facility (the "Credit Facility"), (ii) proceeds from an offering by the Company of $100.0 million aggregate principal of 10% Senior Subordinated Notes due in 2007, and
(iii) capital investments of $51.0 million by affiliates of Quad-C, Inc., Paribas Principal Partners, management of the Company and certain other investors in Holdings.

     The Floorcoverings Acquisition was accounted for by the purchase method of accounting; therefore, the purchase price, which includes $27.0 million in consideration for a trade name license agreement, was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $71.3 million, which is being accounted for as goodwill and amortized over 40 years using the straight line method.

3.   INVENTORIES

     Net inventory balances are summarized below (in thousands):

                                          (UNAUDITED)
                                           AUGUST 1,        JANUARY 31,
                                             1998              1998
                                          ----------        -----------
Raw materials........................       $10,782           $ 7,596
Work in process......................         3,185             2,986
Finished goods.......................         6,011             5,267
                                            -------           -------
                                            $19,978           $15,849
                                            =======           =======

4.   LONG TERM DEBT

     In May 1998, the Company amended the Credit Facility to give the Company more favorable interest rates. The Credit Facility now bears interest at a per annum rate equal to the Company's choice of (a) an adjusted rate based on the Eurodollar Rate plus a Eurodollar margin or (b) Base Rate, as defined by the Credit Facility, plus a Base Rate Margin. The Eurodollar Margin and the Base Rate Margin adjust quarterly on a sliding scale based on the Company's leverage ratio for the immediately preceding twelve months.

5.   ACQUISITION OF ADVANCE CARPET TILES, LTD.

     In June 1998, Collins & Aikman Floorcoverings UK Limited acquired all outstanding capital stock of Advance Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.8 million, including assumed debt of $0.6 million (reflected as current portion of long-term debt in the accompanying balance sheet). Financing for the acquisition was provided under the existing Credit Facility and an agreement to pay $1.9 million to Headlam, at an effective interest rate of 8.5%, in September 2000. The ACT acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

6.   COMPREHENSIVE INCOME

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

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Since the Company does not hold any derivative instruments, SFAS 133 does not have any impact on the Company's results from operations or financial position.

8.   SUBSEQUENT EVENT

     On August 13, 1998, the Company entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte, Ltd. Based in Singapore, the newly formed company will market and distribute the Company's products throughout the Asia Pacific region. The Company obtained a 51% ownership in the new company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation), together with its wholly owned subsidiaries, Collins & Aikman Floorcoverings UK Limited (collectively referred to as the "Company"), is the leading U.S. manufacturer of six-foot roll carpet and the third largest manufacturer of modular carpet tiles within the specified commercial carpet market. This niche market is highly competitive and is impacted by fluctuations in the commercial new construction market and, to a lesser degree, the commercial renovation market. The Company believes the impact of economic downturns is softened because its sales are to five diverse end markets and a higher percentage of the Company's sales are derived from commercial renovation projects.

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, CAF Acquisition Corporation ("CAF") purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $195.6 million (including $27.0 million in consideration of the Tradename License Agreement) (the "Floorcoverings Acquisition"). Financing for the Floorcoverings Acquisition was provided by (i) $57.0 million of borrowings under an $85.0 million Senior Secured Credit Facility (the "Credit Facility"), (ii) $100.0 million of proceeds from an offering by the Company of its 10% Senior Subordinated Notes due in 2007, and (iii) $51.0 million in contributed capital. Simultaneous with the consummation of the Floorcoverings Acquisition, CAF was merged with and into the Company.

     In June 1998, Collins & Aikman Floorcoverings UK Limited acquired all of the outstanding capital stock of Advance Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.8 million, (the "ACT Acquisition") including assumed debt of $0.6 million (reflected as current portion of long-term debt in
the Company's balance sheet).   Financing for the ACT Acquisition was provided
under the existing credit facility and an agreement to pay $1.9 million to Headlam, at an effective interest rate of 8.5%, in September 2000. The ACT Acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEKS ENDED AUGUST 1, 1998 ("SECOND QUARTER 1998") AS COMPARED WITH
----------------------------------------------------------------------------
THIRTEEN WEEKS ENDED JULY 16, 1997 ("SECOND QUARTER 1997")
----------------------------------------------------------

     NET SALES. Net sales for the Second Quarter 1998 were $55.2 million, an increase of 17.6% from the $46.9 million for the Second Quarter 1997. This sales increase was attributable to continued strength in most end use markets served, particularly in the government, healthcare and education markets. Overall volume increased approximately 18.0% while average selling prices decreased by less than 2.0%.

     COST OF GOODS SOLD. Cost of goods sold increased to $32.0 million for the Second Quarter 1998 from $27.5 million in the Second Quarter 1997, an increase of 16.1%. As a percentage of sales, these costs were 58.0% and 58.7%, respectively. This cost increase was due to increased sales volume offset by improved manufacturing efficiencies on the higher volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $1.8 million, for the Second Quarter 1998 increased to $11.7 million, an increase of 9.1% from $10.8 million in the Second Quarter 1997 which included goodwill and intangible assets amortization of $2.7 million. As a percentage of sales, these expenses decreased to 21.3% from 22.9%. This cost increase is primarily due to increased costs related to (i) investment in the Company's administrative infrastructure, (ii) continued investment in the Company's segmentation marketing strategy and (iii) higher sales commissions related to the higher sales volume, partially offset by reduced amortization of intangible assets.

     INTEREST EXPENSE.   Net interest expense for the Second Quarter 1998
decreased to $3.8 million, from $4.0 million in the Second Quarter 1997. This slight decrease is due to lower total Credit Facility indebtedness of $12.5 million during the period partially offset by revolver borrowings during the Second Quarter 1998 when compared to zero revolver borrowings during the Second Quarter 1997.

     NET INCOME.    Net income for the Second Quarter 1998 increased to
$4.7 million from the net income of $2.7 million in Second Quarter 1997.   This
increase of $2.0 million or 23.7% is due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA of $14.6 million in the Second Quarter 1998 was $1.9 million or 15.0% higher than the $12.7 million for the Second Quarter 1997. As a percentage of sales, EBITDA decreased slightly to 26.5% in the Second Quarter 1998 from 27.1% in the Second Quarter 1997. The changes in EBITDA and EBITDA
margin are the combined result of the factors described above.   EBITDA is
provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS
---------------------

TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 ("SIX MONTHS 1998") AS COMPARED WITH
--------------------------------------------------------------------------
TWENTY-SIX WEEKS ENDED JULY 26, 1997 ("SIX MONTHS 1997")
--------------------------------------------------------

     NET SALES. Net sales for the Six Months 1998 were $94.1 million, an increase of 18.3% from the $79.5 million for the Six Months 1997. This sales increase was attributable to continued strength in the education, healthcare and government end use markets. Overall volume increased approximately 19.0% while average selling prices decreased by less than 1.5%.

     COST OF GOODS SOLD. Cost of goods sold increased to $54.5 million for the Six Months 1998 from $49.4 million in the Six Months 1997, an increase of 10.4%. As a percentage of sales, these costs were 57.9% and 62.1%, respectively. This cost increase was due to increased sales volume offset by the improved manufacturing efficiencies on the higher volume and, during the Six Months 1997, the effect of a $2.6 million inventory charge. This inventory charge was a result of writing-up inventory to fair market value for the Floorcoverings Acquisition, and expensing the write-up amount during the Six Months 1997 as the inventory completely turned. Excluding the $2.6 million inventory effect, cost of goods sold for Six Months 1997 was $46.8 million resulting in a 16.5% increase when comparing Six Months 1998 to Six Months 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $3.7 million, for the Six Months 1998 increased to $23.7 million, an increase of 14.4% from $20.7 million in the Six Months 1997 which included goodwill and intangible assets amortization of $4.2 million. As a percentage of sales, these expenses decreased to 25.2% from 26.1%. This cost increase is primarily due to increased costs related to (i) investment in the Company's administrative infrastructure, (ii) continued investment in the Company's segmentation marketing strategy and (iii) higher sales commissions related to the higher sales volume, partially offset by reduced amortization of intangible assets.

     INTEREST EXPENSE. Net interest expense for the Six Months 1998 decreased to $7.4 million, from $7.5 million in the Six Months 1997. This slight decrease is due to lower total Credit Facility indebtedness of approximately $12.0 million during the period, partially offset by revolver borrowings during the Six Months 1998 and 13 additional days of outstanding indebtedness during the Six Months 1998 due to the timing of the Floorcoverings Acquisition in the First Quarter 1997.

     NET INCOME. Net income for the Six Months 1998 increased to $5.2 million from the net income of $1.1 million in Six Months 1997. This increase of $4.1 million is due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and, for the Six Months 1997, the effect of the write-up of inventory to fair market value. EBITDA of $22.2 million in the Six Months 1998 was $3.7 million or 19.8% higher than the $18.6 million for the Six Months 1997. As a percentage of sales, EBITDA increased to 23.6% in the Six Months 1998 from 23.3% in the Six Months 1997. The increase in EBITDA and EBITDA margin was the combined result of the factors described above. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital and capital expenditures. Beginning with the 1997 fiscal year, in addition to the primary cash needs mentioned above, debt service as a result of the Floorcoverings Acquisition became an additional primary cash need. The Company has historically financed its cash requirements primarily through internally generated cash flows.

     Net cash provided by operating activities in the Second Quarter 1998 was $2.4 million compared to $6.2 million in the Second Quarter 1997, primarily due to net working capital increases of $4.7 million offset by an increase in net income of $2.0 million. Net cash provided by operating activities in the Six Months 1998 was $2.7 million compared to $8.1 million in the Six Months 1997, a decrease of $5.4 million primarily due to net working capital increases of $10.2 million offset by an increase in net income of $4.1 million.

     Capital expenditures totaled $3.1 million during the Second Quarter
1998 compared to $0.7 million during the Second Quarter 1997. For the Six Months 1998, capital expenditures totaled $4.6 million compared to $1.0 million for the Six Months 1997. The $2.4 million increase in the Second Quarter 1998 and $3.6 million increase in the Six Months 1998 were primarily due to expansions in the Company's tufting and finishing plants. Additional capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and other capacity enhancements. The Company expects to incur capital expenditures of approximately $6.7 million during the fiscal year 1998.

     Concurrent with the consummation of the Floorcoverings Acquisition, the Company incurred significant indebtedness, which consisted of $100.0 million of 10% Senior Subordinated Notes due 2007, $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Facility. During fiscal 1997, $2.0 million of the revolving credit borrowings and $3.0 million of the term loan borrowings were repaid, and $10.0 million of the term loan borrowings was voluntarily prepaid. On February 6, 1998, the Company prepaid an additional $3.0 million of the term loan borrowings. The term loan portion of the Credit Facility will mature on June 30, 2002 and, as of August 1, 1998, will require annual principal payments (payable in quarterly installments) totaling $1.0 million in the fourth quarter of 1999, $15.0 million in each of 2000 and 2001 and $8.0 million in 2002. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. As of August 1, 1998, there was $2.5 million in borrowings and $23.8 million (net of $3.7 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     The Company has made two amendments to the Credit Facility. In April 1998, the first amendment related to certain restrictive covenants of the Credit Facility allowing increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years. In May 1998, the second amendment provided better interest rates based on the Company's leverage ratio for the immediately preceding twelve months.

     Concurrent with the consummation of the ACT Acquisition, the Company agreed to pay to Headlam $1.9 million in September 2000 at an effective interest rate of 8.5%. In addition, the Company assumed $.6 in capital lease obligations and other vendor financing related to equipment purchases which are payable monthly.

     The Company's ability to make scheduled payments of principal, interest, or to refinance its indebtedness (including the Senior Subordinated Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the Credit Facility, will be adequate to meet the Company's anticipated future requirements for capital expenditures and debt service. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures.

IMPACT OF INFLATION
-------------------

     The impact of inflation on the Company's operations has not been significant in recent years. Historically in the past the Company has received inflationary price increases in its primary raw material, nylon fiber. This increase has generally been passed on to the Company's customers. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

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

YEAR 2000
---------

     The Company has evaluated its Year 2000 risk in three separate categories, information technology systems ("IT"), non-IT systems ("Non-IT") and third party relationships in which the company has a material relationship ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being addressed and reviewed by the appropriate level of management as follows:

     The Company's review of its IT systems was substantially completed in conjunction with the systems review for the Floorcoverings Acquisition. Due to conversions already completed to address the separation from its former parent and two conversions presently in progress, the Company considers the IT systems risk to be minimal. Management expects the review of its IT systems to be completed by January 1999 and, accordingly, a contingency plan for IT risks has not been developed. However, should the remaining review indicate a contingency plan is needed, the Company will react accordingly.

     The Company's review of Non-IT systems is ongoing with expected completion by April 1999. Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. To date, management believes the Non-IT risks are minimal. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review. Since these risks are believed to be minimal, a contingency plan for Non-IT risks has not been developed. However, should the remaining review indicate a contingency plan is needed, the Company will react accordingly.

     The Company's review of its Third Party Risk includes detailed reviews of critical relationships with suppliers and business partners, such as banking institutions, with broader reviews of less critical relationships. The Third Party Risk review is ongoing and is expected to be completed by April 1999. Contingency plans for critical relationships are being developed and are expected to be in place by April 1999. The Company presently does not expect the risk associated with or costs of addressing the Company's Third Party Risk to be material.

     The Company's most likely Year 2000 worst case scenario would be a critical third party's system malfunction where the Company would suffer business interruption until the supplier corrected the problem or an alternative supply was found. At this point in the Company's review, it is not aware of any potential situations which may cause this scenario to occur, but will formulate a contingency plan should its review indicate it is necessary to do so.

     There can be no assurance that these conclusions will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of the third parties with which the Company has material relationships to modify or convert their systems to be Year 2000 compliant, the ability of the Company to complete its conversions on schedule, and similar uncertainties.

                           PART II  OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
Number          DESCRIPTION
------          -----------

10.1(b)   --  Second Amendment to the Credit Agreement among CAF Holdings, Inc.,
              Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent.

27.1      --  Financial Data Schedule


(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 11, 1998



                                     COLLINS & AIKMAN FLOORCOVERINGS, INC.
                                     (Registrant)



                                By:  /s/  Darrel V. McCay
                                     ------------------------------------
                                     Darrel V. McCay
                                     Vice-President and Chief Financial Officer
                                     (Duly authorized Officer and Principal
                                     Financial and Accounting Officer)