Form 10-Q
period 1998-10-31
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1998-12-15
CIK 1037123

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---
                    Of the Securities Exchange Act of 1934

                     For the quarter ended October 31, 1998

              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        Commission File Number 333-24699



                      COLLINS & AIKMAN FLOORCOVERINGS, INC.
             (Exact name of registrant as specified in its chapter)




                 DELAWARE                                         58-2151061
(State or other  jurisdiction of incorporation                  (IRS Employer
               or organization)                              Identification No.)

311 SMITH INDUSTRIAL BOULEVARD, DALTON, GEORGIA                      30721
   (Address of principal executive offices)                        (Zip Code)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (706) 259-9711

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.
                                      ---

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 14, 1998.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page No.
Part I.   Financial Information

          Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations - Thirteen Weeks
                    and Thirty-Nine Weeks ended October 31, 1998 and October 25, 1997          3

               Condensed Consolidated Statements of Comprehensive Income -
                    Thirteen Weeks and Thirty-Nine Weeks ended October 31, 1998
                    and October 25, 1997                                                       4

               Condensed Consolidated Balance Sheets - As of October 31, 1998 and
                    January 31, 1998                                                           5

               Condensed Consolidated Statements of Cash Flows - Thirteen Weeks
                    and Thirty-Nine Weeks ended October 31, 1998 and October 25, 1997          6

               Notes to Condensed Consolidated Financial Statements                            7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    And Results of Operations                                                  9


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                                          14

                         PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                 FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                  ENDED OCTOBER 31, 1998 AND OCTOBER 25, 1997
                                (In Thousands)

                                                                Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                            ---------------------------   ---------------------------
                                                             October 31,    October 25,    October 31,    October 25,
                                                                1998           1997           1998           1997
                                                            ------------   ------------   ------------   ------------
Net sales.............................................      $     45,055   $     41,262   $    139,159   $    120,782

Cost of goods sold....................................            27,277         24,303         81,798         73,699
Selling, general and administrative expenses..........            11,506         10,736         35,209         34,462
                                                            ------------   ------------   ------------   ------------
                                                                  38,783         35,039        117,007        105,161
                                                            ------------   ------------   ------------   ------------
Operating income......................................             6,272          6,223         22,152         15,621

Net interest expense..................................             3,712          3,761         11,089         11,297
                                                            ------------   ------------   ------------   ------------

Income before income taxes............................             2,560          2,462         11,063          4,324
Income tax expense....................................             1,096            963          4,429          1,738
                                                            ============   ============   ============   ============
Net income ...........................................      $      1,464   $      1,499   $      6,634   $      2,586
                                                            ============   ============   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                 FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                  ENDED OCTOBER 31, 1998 AND OCTOBER 25, 1997
                                (In Thousands)


                                                                Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                            ---------------------------   ---------------------------
                                                             October 31,    October 25,    October 31,    October 25,
                                                                1998           1997           1998           1997
                                                            ------------   ------------   ------------   ------------
Net income.............................................            1,464          1,499          6,634          2,588

Other comprehensive income (expense) net of tax:
  Foreign currency translation adjustments.............              (17)           (76)           (14)            99
                                                            ------------   ------------   ------------   ------------
Comprehensive income ..................................            1,447          1,423          6,620          2,685
                                                            ============   ============   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF OCTOBER 31, 1998 AND JANUARY 31, 1998
                                (In Thousands)

                                                                            (Unaudited)
                                                                            October 31,              January 31,
                                                                                1998                    1998
                                                                           -------------            ------------
                              ASSETS
Current assets:
     Cash...........................................................       $       7,360            $      5,699
     Accounts receivable, net.......................................              26,966                  20,578
     Inventories....................................................              17,729                  15,849
     Deferred tax assets............................................               1,957                   1,533
     Prepaid expenses and other.....................................                 505                     222
                                                                           -------------            ------------
           Total current assets.....................................              54,517                  43,881

Property, plant and equipment, net..................................              40,095                  34,320
Goodwill and intangible assets......................................             125,224                 128,840
Deferred tax assets.................................................                 329                   1,368
Other assets........................................................               7,623                   8,414
                                                                           =============            ============
                                                                           $     227,788            $    216,823
                                                                           =============            ============

               LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt .............................       $         162            $         --
     Accounts payable...............................................               7,568                   7,150
     Accrued expenses...............................................              14,031                  10,277
                                                                           -------------            ------------
           Total current liabilities................................              21,761                  17,427

Long-term debt......................................................             141,289                 142,000
Other, including post-retirement benefit obligation.................               4,041                   3,320

Commitments and contingencies.......................................

Stockholder's Equity:
     Common stock ($.01 par value per share, 1,000
        shares authorized, issued & outstanding)....................                  --                      --
     Additional paid-in capital.....................................              51,576                  51,576
     Retained earnings .............................................               9,037                   2,402
     Accumulated other comprehensive income.........................                  84                      98
                                                                           -------------            ------------
                                                                                  60,697                  54,076
                                                                           =============            ============
                                                                           $     227,788            $    216,823
                                                                           =============            ============







             The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                 FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                  ENDED OCTOBER 31, 1998 AND OCTOBER 25, 1997
                                (IN THOUSANDS)

                                                           THIRTEEN WEEKS ENDED                      THIRTY-NINE WEEKS ENDED
                                                ---------------------------------------     ----------------------------------------
                                                     OCTOBER 31,           OCTOBER 25,            OCTOBER 31,         OCTOBER 25,
                                                        1998                  1997                   1998                  1997
                                                -----------------     -----------------     ------------------     -----------------
Cash Provided By (Used In):

OPERATIONS:
Net income for the period.................              $ 1,464               $ 1,499                $ 6,634             $   2,586
Items not affecting cash:
     Depreciation of capital assets.......                1,584                 1,352                  4,258                 3,768
     Amortization of goodwill and
      intangible assets...................                1,844                 2,077                  5,515                 6,230
     Amortization of deferred financing
      fees................................                  329                   332                    987                   957
     Deferred income tax (benefit) expense                  315                    --                    614                  (570)
Changes in operating assets and  liabilities,
 net of assets acquired:
     Accounts receivable..................                5,318                 4,167                 (6,003)               (3,421)
     Inventory............................                2,249                   686                 (1,623)                  538
     Accounts payable.....................               (3,237)               (1,369)                  (260)                1,524
     Accrued liabilities..................                1,636                 4,795                  3,461                10,372
     Other operating activities...........                 (130)                 (199)                   483                  (513)
                                              -----------------    ------------------    -------------------    ------------------
      Net cash provided by operating
       activities.........................               11,372                13,340                 14,066                21,471
                                              -----------------     -----------------     ------------------     -----------------

INVESTING:
Acquisition of C & A Floor Coverings,
 Inc......................................                   --                    (7)                    --              (197,740)
Acquisition of Advance Carpet Tiles,
 Ltd., net of cash acquired...............                   --                    --                 (3,095)                   --
Purchase of capital assets................               (1,607)               (1,020)                (6,214)               (2,008)
Other investing activities...............                    (6)                   --                     (6)                   --
                                              -----------------     -----------------     ------------------     -----------------
      Net cash used in investing
       activities.........................               (1,613)               (1,027)                (9,315)             (199,748)
                                              -----------------     -----------------     ------------------     -----------------

FINANCING:
Net repayments of revolving credit
 facility.................................               (2,500)                   --                     --                    --
Proceeds from long term debt borrowings...                   --                    --                     --               155,000
Repayments of long term debt..............                  (52)               (8,000)                (3,090)               (9,000)
Capital contribution from CAF Holdings,
 Inc......................................                   --                    --                     --                51,576
Financing costs...........................                   --                  (324)                    --                (9,366)
      Net cash provided by (used in)
                                              -----------------     -----------------     ------------------     -----------------
       financing activities...............               (2,552)               (8,324)                (3,090)              188,210
                                              -----------------     -----------------     ------------------     -----------------

INCREASE IN CASH DURING THE PERIOD........                7,207                 3,989                  1,661                 9,933
CASH-BEGINNING OF PERIOD.................                   153                 6,088                  5,699                   144
                                              -----------------     -----------------     ------------------     -----------------
Cash-end of period.......................               $ 7,360               $10,077                $ 7,360             $  10,077
                                              =================     =================     ==================     =================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Collins & Aikman Floorcoverings, Inc. (a Delaware corporation) is a leading manufacturer of vinyl-backed floorcoverings for the specified commercial sector of the floorcoverings market. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings").

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

3.   INVENTORIES

     Net inventory balances are summarized below (in thousands):

                                                                      (UNAUDITED)
                                                                       OCTOBER 31,                          JANUARY 31,
                                                                          1998                                 1998
                                                                 ---------------------                ---------------------
Raw materials................................................     $              9,684                 $              7,596
Work in process..............................................                    2,446                                2,986
Finished goods...............................................                    5,599                                5,267
                                                                 ---------------------                ---------------------
                                                                  $             17,729                 $             15,849
                                                                 =====================                =====================

4.   COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to disclose comprehensive income, defined as all non-owner changes in equity, resulting from recognized transactions and other economic events in a fiscal period. Accordingly, a statement of comprehensive income has been prepared for all periods presented.

5.   ACQUISITION AND INVESTMENT IN JOINT VENTURE

     In June 1998, Collins & Aikman Floorcoverings UK Limited acquired all outstanding capital stock of Advanced Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.8 million, including assumed debt of $0.6 million. Financing for the acquisition was provided under the existing Credit Facility and an agreement to pay $1.9 million to Headlam, at an effective interest rate of 8.5%, in September 2000. The ACT acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     In August 1998, the Company entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte. Ltd. Based in Singapore, the newly formed company will market and distribute the Company's products throughout the Asia Pacific region. The Company obtained a 51% ownership in the new company.

6.   LONG TERM DEBT

     In October 1998, the Company amended the Credit Facility to allow the Company to purchase up to $5.0 million of the Company's Senior Subordinated Notes on open markets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Collins & Aikman Floorcoverings, Inc. (a Delaware corporation), is the leading U.S. manufacturer of six-foot roll carpet and the third largest manufacturer of modular carpet tiles within the specified commercial carpet market. This niche market is highly competitive and is impacted by fluctuations in the commercial new construction market and, to a lesser degree, the commercial renovation market. The Company believes the impact of economic downturns is softened because its sales are to five diverse end markets and a higher percentage of the Company's sales are derived from commercial renovation projects.

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

     In June 1998, Collins & Aikman Floorcoverings UK Limited acquired all of the outstanding capital stock of Advanced Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.8 million, (the "ACT Acquisition")
including assumed debt of $0.6 million.   Financing for the ACT Acquisition was
provided under the existing credit facility and an agreement to pay $1.9 million to Headlam in September 2000 at an effective interest rate of 8.5%. The ACT Acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     In August 1998, the Company entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte, Ltd. Based in Singapore, the newly formed company will market and distribute the Company's products throughout the Asia Pacific region. The Company obtained a 51% ownership in the new company.

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEKS ENDED OCTOBER 31, 1998 ("THIRD QUARTER 1998") AS COMPARED WITH
-----------------------------------------------------------------------------
THIRTEEN WEEKS ENDED OCTOBER 25, 1997 ("THIRD QUARTER 1997")
------------------------------------------------------------

     NET SALES. Net sales, including product and sundry sales, for the Third Quarter 1998 were $45.1 million, an increase of 9.2% from the $41.3 million for the Third Quarter 1997. This sales increase was attributable to sales growth in the government, healthcare and education end use markets. Product volume increased approximately 9.1%. Overall average selling prices decreased by less than 2.5%.

     COST OF GOODS SOLD. Cost of goods sold increased to $27.3 million for the Third Quarter 1998 from $24.3 million in the Third Quarter 1997, an increase of 12.2%. As a percentage of sales, these costs were 60.5% and 58.9%, respectively. This cost increase was due to increased sales volume partially offset by improved manufacturing efficiencies on the higher volume. The increase in cost of goods sold as a percentage of sales was due to the higher volume sold at lower average selling prices.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $1.8 million, for the Third Quarter 1998 increased to $11.5 million, an increase of 7.1% from $10.7 million in the Third Quarter 1997 which included goodwill and intangible assets amortization of $2.1 million. As a percentage of sales, these expenses decreased to 25.5% from 26.0%. These higher costs related to (i) continued investment in the Company's administrative infrastructure, (ii) continued investment in the Company's segmentation marketing strategy and (iii) higher sales commissions related to the higher sales volume, partially offset by reduced amortization of intangible assets.

     INTEREST EXPENSE.   Net interest expense for the Third Quarter 1998
decreased to $3.7 million from $3.8 million in the Third Quarter 1997. This slight decrease was due to lower total indebtedness during the period partially offset by higher interest rates from outstanding revolver borrowings.

     NET INCOME.    Net income for the Third Quarter 1998 of $1.5 million was
unchanged from Third Quarter 1997. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA for the Third Quarter 1998 and the Third Quarter 1997 was $9.7 million. As a percentage of sales, EBITDA decreased to 21.5% in the Third Quarter 1998 from 23.4% in the Third Quarter 1997. The changed in EBITDA and
EBITDA margin are the combined result of the factors described above.   EBITDA
is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS
---------------------

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 ("NINE MONTHS 1998") AS COMPARED WITH
------------------------------------------------------------------------------
THIRTY-NINE WEEKS ENDED OCTOBER 25, 1997 ("NINE MONTHS 1997")
-------------------------------------------------------------

     NET SALES. Net sales, including product and sundry sales, for the Nine Months 1998 were $139.2 million, an increase of 15.2% from the $120.8 million for the Nine Months 1997. This sales increase was attributable to continued strength in the education, healthcare and government end use markets. Product volume increased approximately 15.6% while average selling prices decreased by less than 2.0%.

     COST OF GOODS SOLD. Cost of goods sold increased to $81.8 million for the Nine Months 1998 from $73.7 million in the Nine Months 1997, an increase of 11.0%. As a percentage of sales, these costs were 58.8% and 61.0%, respectively. This cost increase was due to increased sales volume offset by the improved manufacturing efficiencies on the higher volume and, during the Nine Months 1997, the effect of a $2.6 million inventory charge. This inventory charge was a result of writing-up inventory to fair market value for the Floorcoverings Acquisition, and expensing the write-up amount during the Nine Months 1997 as the inventory completely turned. Excluding the $2.6 million inventory effect, cost of goods sold for Nine Months 1997 was $71.1 million resulting in a 15.0% increase when comparing Nine Months 1998 to Nine Months 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including goodwill and intangible assets amortization of $5.5 million, for the Nine Months 1998 increased to $35.2 million, an increase of 11.9% from $31.5 million in the Nine Months 1997 which included goodwill and intangible assets amortization of $6.2 million. As a percentage of sales, these expenses decreased to 25.3% from 26.1%. This cost increase is primarily due to increased costs related to (i) investment in the Company's administrative infrastructure, (ii) continued investment in the Company's segmentation marketing strategy and (iii) higher sales commissions related to the higher sales volume, partially offset by reduced amortization of intangible assets.

     INTEREST EXPENSE.   Net interest expense for the Nine Months 1998 decreased
to $11.1 million, from $11.3 million in the Nine Months 1997. This slight decrease was due to lower total indebtedness during the period partially offset by higher interest rates due to outstanding revolver borrowings and 13 additional days of outstanding indebtedness during the Nine Months 1998 due to the timing of the Floorcoverings Acquisition in the First Quarter 1997.

     NET INCOME.    Net income for the Nine Months 1998 increased to $6.6
million from the net income of $2.6 million in Nine Months 1997.   This increase
of $4.0 million was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and, for the Nine Months 1997, the effect of the write-up of inventory to fair market value. EBITDA of $31.9 million in the Nine Months 1998 was $3.7 million or 13.2% higher than the $28.2 million for the Nine Months 1997. As a percentage of sales, EBITDA decreased to 22.9% in the Nine Months 1998 from 23.4% in the Nine Months 1997. The change in EBITDA and EBITDA margin
was the combined result of the factors described above.   EBITDA is provided as
certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

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

     Net cash provided by operating activities in the Third Quarter 1998 was $11.4 million compared to $13.3 million in the Third Quarter 1997. The change is primarily due to net working capital decreases of $5.8 million and $8.1 million in Third Quarter 1998 and 1997, respectively. Net cash provided by operating activities in the Nine Months 1998 was $14.1 million compared to $21.5 million in the Nine Months 1997, a decrease of $7.4 million primarily due to a negative net working capital change of $12.4 million partially offset by an increase in net income of $4.0 million.

     Capital expenditures totaled $1.6 million during the Third Quarter 1998 compared to $1.0 million during the Third Quarter 1997. For the Nine Months 1998, capital expenditures totaled $6.2 million compared to $2.0 million for the Nine Months 1997. The $0.6 million increase in the Third Quarter 1998 and $4.2 million increase in the Nine Months 1998 were primarily due to expansions in the Company's tufting and finishing plants. Additional capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and other capacity enhancements. The Company expects to incur capital expenditures of approximately $7.0 million during the fiscal year 1998.

     Concurrent with the consummation of the Floorcoverings Acquisition, the Company incurred significant indebtedness, which consisted of $100.0 million of 10% Senior Subordinated Notes due 2007, $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Facility. During fiscal 1997, $2.0 million of the revolving credit borrowings and $3.0 million of the term loan borrowings were repaid, and $10.0 million of the term loan borrowings was voluntarily prepaid. On February 6, 1998, the Company prepaid an additional $3.0 million of the term loan borrowings. The term loan portion of the Credit Facility will mature on June 30, 2002 and, as of October 31, 1998, will require annual principal payments (payable in quarterly installments) totaling $1.0 million in the fourth quarter of 1999, $15.0 million in each of 2000 and 2001 and $8.0 million in 2002. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. As of October 31, 1998, there was $26.3 million (net of $3.7 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     The Company has made three amendments to the Credit Facility. In April 1998, the first amendment related to certain restrictive covenants of the Credit Facility allowing increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years. In May 1998, the second amendment provided better interest rates based on the Company's leverage ratio for the immediately preceding twelve months. In October 1998, the third amendment provided for the ability to purchase up to $5.0 million of the Company's Senior Subordinated Notes on open markets.

     Concurrent with the consummation of the ACT Acquisition, the Company agreed to pay to Headlam $1.9 million in September 2000 at an effective interest rate of 8.5%. In addition, the Company assumed $0.6 in capital lease obligations and other vendor financing related to equipment purchases which are payable monthly.

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

IMPACT OF INFLATION
-------------------

     The impact of inflation on the Company's operations has not been significant in recent years. Historically, when the Company has received inflationary price increases in its primary raw material, nylon fiber, it has been generally been passed on to the Company's customers. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

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

YEAR 2000
---------

     The Company has evaluated its Year 2000 risk in three separate categories, information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being addressed and reviewed by the appropriate level of management as follows:

     The Company's review of its IT systems was substantially completed in conjunction with the systems review for the Floorcoverings Acquisition. Due to conversions already completed to address the separation from its former parent and two conversions presently in progress, the Company considers its IT systems risk to be minimal. Costs associated with these conversions were planned outside of the company's Year 2000 review. Management expects the review of its IT systems to be completed by March 1999 and, accordingly, will review contingency plans for IT risks as required.

     The Company's review of Non-IT systems is ongoing with expected completion by April 1999. Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review. Management believes its Non-IT risks are minimal and will review contingency plans as necessary.

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

                           PART II  OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
Number          DESCRIPTION
------          -----------

10.1(c) --  Third Amendment to the Credit Agreement among CAF Holdings, Inc.,
            Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent.

27.1    --  Financial Data Schedule


(B)     REPORTS ON FORM 8-K

        None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 14, 1998



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