Form 10-K405
period 1999-01-30
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1999-04-30
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-K

          X        Annual Report Pursuant to Section 13 or 15(d)
         ----        of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended January 30, 1999

                 Transition Report Pursuant to Section 13 or 15(d)
         ----        of the Securities Exchange Act of 1934

                        Commission File Number 333-24699


                     COLLINS & AIKMAN FLOORCOVERINGS, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                                                  58-2151061
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

311 Smith Industrial Boulevard, Dalton, Georgia                                                     30721
(Address of principal executive offices)                                                       (Zip Code)


      Registrant's telephone number, including area code:   (706) 259-9711


          Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class                                            Name of each exchange on which registered:
10% $100,000,000 Senior Subordinated Notes Due 2007            None


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
                                         ------      -----

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of April 29, 1999, 1,000 shares of the Registrant's common stock, no par value, were outstanding and held entirely by CAF Holdings, Inc. None of the Registrant's common stock was held by non-affiliates.


Documents incorporated by reference:  None.

                                    PART I


Item 1.  Business

GENERAL
-------

  Collins & Aikman Floorcoverings, Inc. (the "Company"), a Delaware corporation, is a leading manufacturer of vinyl-backed commercial floorcovering in the United States, with the number one market position in six-foot roll carpet and a leading producer of modular carpet tile. The Company markets its products to a wide variety of commercial end-markets, including corporate office space, retail stores, education, health care and government facilities. The Company differentiates itself through (i) superior product features such as durability, long term appearance retention and its patented Powerbond RS dry bond installation system, (ii) exceptional customer-focused services, including the Company's Source One program, which offers customers a complete turn-key package of floorcovering supply and installation for single-site and multiple-site projects, (iii) award-winning design capability and (iv) environmental leadership, including the industry's only closed loop recycling system which converts plant waste and reclaimed post-consumer, vinyl-backed carpeting into backing for new tile and roll carpet products and other commercial uses, such as industrial block flooring. In the fiscal year ended January 30, 1999, the Company generated net sales and EBITDA of $175.7 million and $39.3 million, respectively.

  Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, pursuant to an agreement entered into among CAF Holdings, Inc. ("Holdings"), a corporation sponsored by Quad-C, Inc. ("Quad-C"), a Virginia merchant banking firm, and Paribas Principal Partners ("Paribas"), the U.S. private equity group of Paribas, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, the Company and C&A Products, CAF purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of a tradename license agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the "Floorcoverings Acquisition").

  The U.S. commercial carpet market, which is comprised of the specified and non-specified segments, is estimated by management to have generated sales of approximately $3.5 billion in 1998. The specified commercial market, which represents approximately $2.1 billion of the total U.S. commercial carpet market, is differentiated from the non-specified market, in that products are specified by architects, designers and owners rather than being purchased off the shelf. While competition in the non-specified market is based largely on price, the key differentiating factors in the specified markets are product durability, appearance retention, product design and service, as well as price.

  Within the specified commercial market, the Company competes in the six-foot roll and modular carpet tile segments, which combined accounted for an estimated $600.0 million of industry sales in 1998. The Company's focus on these niche products provides a competitive advantage as these products tend to have proprietary specifications and generally cannot be produced on standard broadloom carpet manufacturing equipment utilized by the majority of manufacturers in the carpet industry. Management believes the exceptional performance and unique installation characteristics of the Company's products provide a superior long-term investment for end-users relative to both broadloom carpet, which requires more frequent replacement and higher maintenance costs, and hard surface flooring products, which lack the aesthetics and comfort under foot of carpet. The Company believes it has a reputation for outstanding product quality and innovative, problem-solving products. As a result, the Company has historically been able to achieve sales growth in excess of that in the general commercial carpet industry. The Company's net sales have grown from $108.0 million in 1993 to $175.7 million in 1998, representing a compound annual growth rate ("CAGR") of 12.9%.

  The Company believes that the diversity of its end-markets provides significant stability to its revenue base. The Company's focus on end use markets which are characterized by high renovation rates, as opposed to new construction, reduces its exposure to economic fluctuations. Historically, renovation activity has been significantly less cyclical than new construction. Management estimates that approximately 60.0% of the Company's sales are related to renovation projects and approximately 40.0% are attributable to new construction. Due to the current favorable U.S. economy, low interest rates and low vacancy rates in commercial real estate, management believes that new construction and renovation demands will continue to be strong in the near term.

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

     Leading Positions in Niche Products

  In 1967, the Company pioneered a vinyl-backed flooring system (which includes six-foot roll and modular carpet tile) in the U.S. commercial carpet industry as an alternative to hard surface flooring and broadloom carpet. The Company is the leader in the vinyl-backed commercial carpet industry. The Company has the number one position in the fast growing six-foot roll market of the specified U.S. commercial carpet market and is a leading producer of modular carpet tile which the company pioneered in North America. Management believes that the six-foot roll market will continue to grow significantly faster than the commercial carpet industry as a whole.

     Unique Marketing Segmentation

  The Company has implemented a marketing strategy which targets the Company's specific end use markets with sales and marketing efforts tailored to the specified needs of each end-market within a given geographic area. Management believes that each end-market (corporate office space, retail stores, education, health care and government facilities) has distinct product, service, performance, aesthetics, distribution and budgetary requirements. This strategy requires each account manager to develop an expertise in a specific end-market, resulting in greater customer-focused service, comprehensive market coverage and increased sales productivity over time. The size of the Company's sales organization has more than doubled since the implementation of this strategy in 1993 from 45 to 98 account managers. Management expects to benefit from this investment because, historically, the productivity of the sales force has increased significantly with experience. This market-specific focus differentiates the Company from its competitors, which generally have a geographically assigned sales organization wherein the account managers are responsible for all end-use markets. In addition, the diversity of the end-markets served provides significant stability to the Company's revenue base.

     Leading Recycling Capability

  The Company has developed a proprietary technology for recycling vinyl carpet waste from its plants as well as post-consumer waste reclaimed from installation sites. This unique capability eliminates the need for landfill disposal or incineration. The Company uses these waste products as raw materials to produce backing (ER3) for its carpet products and other value added commercial products, such as industrial block flooring. The Company is leading the industry in recycling initiatives at a time when many end-users, including government agencies, professional designers and architects increasingly prefer and/or require products with recycled content. The Company has recently standardized on ER3 for modular tile production. ER3 is the only product of its type available in the industry, and provides the Company lower cost raw materials and a strategic competitive advantage in the marketplace. As a result of this unique technology, the Company has been widely recognized through various awards including the 1998 National Recycling Coalition's "Best of the Best" Innovative Product. Management believes that sales of recycled-content products will increase significantly in 1999 and future years.

     Flexible Distribution

  The Company has developed a flexible three-channeled distribution system, which focuses on the needs of the end-user. Customers have the flexibility to purchase the Company's products directly from the Company, through the Company's unique Source One program or through independent dealers. These programs allow the Company's sales and marketing personnel to (i) establish relationships within specific end use markets, (ii) continually improve and customize product characteristics for specific applications, and (iii) maximize total value delivered to customers. Although the majority of industry sales have traditionally been through local dealers, management believes its emphasis on flexible distribution and direct marketing provide the Company more influence in the specification process, thus affording it a distinct competitive advantage. The Company will continue to market its products to floorcovering specifiers and end-users through programs, which emphasize one-on-one contact between its account managers and key decision-makers.

     Experienced Management Team and Significant Employee Involvement

  The Company has an experienced and successful management team with an average of over 21 years of experience in the floorcovering industry and an average of over 11 years of experience with the Company. Management has promoted Company-wide employee involvement in every phase of the manufacturing and selling process, which has resulted in the implementation of suggestions regarding Company operations from both hourly and salaried associates throughout the Company. Manufacturing employees are cross-trained in several functions and have access to ongoing internal training programs as well as external educational programs.

     Management believes that employee involvement is a significant factor in the Company's increased profitability. Management initiated a Company-wide system of measuring and improving manufacturing quality in 1989. This system includes extensive training, the establishment of quality checkpoints during the manufacturing process and the formation of quality leadership and improvement teams. Various quality measurements are taken each month and displayed graphically in each plant so that employees can track progress. Results are reviewed each month in planning meetings involving all employees. An employee suggestion system called Opportunity For Involvement ("OFI") was implemented in 1991 to provide a vehicle for suggestions related to product quality, employee safety, manufacturing costs and workplace improvement. In 1997, the category of environment was added to the OFI program. Additionally, the Company has for over five years, utilized an additional program called CIP (Cost Improvement Program) which tracks true cost savings to the Company. For 1998, $3.1 million cost savings (annualized basis) were identified. These cost savings help offset cost increases in other areas.

Industry Overview

  The Company's sales are in one industry segment, commercial floorcoverings. Commercial carpet is manufactured in two basic forms, roll products and modular carpet tile. Roll carpet products are manufactured in one of two principal types: conventional twelve-foot broadloom carpet or six-foot roll carpet.

  Historically, six-foot roll goods were primarily used in the education and health care markets. These products in recent years have been accepted in other end use markets such as corporate office space, where handling and transport of twelve-foot broadloom is not always practical or feasible, and retail stores and public spaces (such as airports) where comfort under foot and durability are important criteria.

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

Sales, Marketing and Distribution

  Sales. In 1993, the Company implemented a highly focused sales and marketing strategy, under which each account manager targets specific end use markets within a particular geographic area. This strategy is designed to achieve comprehensive market coverage of the nation's leading markets. The Company believes that each end use market (corporate office space, retail stores, education, health care and government facilities) has specific product, service, performance, aesthetic, distribution and budgetary requirements and that purchasing decisions are unique to each end use. The Company's strategy allows the account managers to develop specific expertise in a particular end use market, which management believes results in higher customer service levels, more comprehensive market coverage and increased sales productivity over time.

  The majority of the Company's sales are specified by the facility owner, whose purchasing decision frequently is influenced by interior designers and architects. Since each market has distinct performance, design and installation requirements, the Company's account managers focus on educating the facility owners and their design professionals on (i) the technical specifications and proprietary advantages of its products, (ii) the Company's design capabilities for specific end use markets, (iii) the Company's dedication to responsive customer service and (iv) the Company's environmental initiatives. The Company's account managers take on advisory or consultant roles to the customer as compared to a normal sales person. Management believes this end market-oriented strategy has resulted in an improvement in service and greater sales.

  The Company has ten domestic sales offices, each directed by a regional manager. The size of the Company's sales organization has more than doubled since the implementation of the specific end use strategy from 45 account managers and 7 regional managers in 1993 to 98 account managers and 10 regional managers currently. Historically, the productivity of the sales force has increased significantly with experience. During 1998, the Company's account managers with four or more years of experience produced substantially more in sales than did the Company's account managers with three or fewer years of experience. Management believes this increased sales productivity is the result of (i) increased awareness of individual market requirements, (ii) improved product knowledge, (iii) enhanced customer service and (iv) increased customer trust and reliance.

  Marketing. As part of the Company's strategy, each end use market has a dedicated in-house marketing director responsible for the identification of market opportunities, communications and program implementation. Marketing personnel provide account managers with important market information, including demographic profiles, competitive analyses, and merchandising support in the form of brochures, advertising and videos. The marketing group also provides specific input into product development for each end use market. The Company has an in-house design team dedicated to developing new, innovative designs for each of the Company's primary end-markets:

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

     Retail Stores.  Retail stores is the Company's newest end use market with a
     --------------
focus on major retail chains, which have the potential for large, nationwide volumes. A significant portion of these sales flow directly through the Company's Source One program. The Company's "on time every time" installation commitments and Powerbond RS' ease of installation are critical to meet short construction schedules and to minimize business interruption and loss of revenues in the retail sector.

     Education.  The education market has been a primary focus for the Company
     ----------
since the development of Powerbond(R) in 1967. Powerbond(R)'s long-term appearance retention characteristics have been the principal factor behind the Company's success in this end use market. Customers in the education market tend to be particularly sensitive to durability, longevity and ongoing maintenance costs. Historically, the Company has focused on the kindergarten through twelfth grade market. Powerbond(R) in many of these installations has been in use for more than 20 years. The Company aggressively uses this track record in its marketing to potential customers. Over the last three years, the Company has begun to focus on the college and university market.

  Health Care.  Powerbond RS is particularly well suited to the health care
  ------------
market because of its moisture impermeability and quick, safe installation. Powerbond RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the health care market. With the growth and consolidation of national health care organizations, the Company's Source One program, providing project management services and single source responsibility for installations, is well-suited to serve this market.

  Government.  The Company sells to federal, state and local governments.  The
  ----------
Company is a supplier to the federal government's purchasing arm, the General Services Administration, which establishes product categories and related minimum product specifications for various budget levels and aesthetic requirements. State and local governments purchase floorcovering products independently through contracts with approved suppliers. The Company is currently an approved supplier to several states and municipalities. Management believes that its success in the government market is due in part to the Company's environmental initiatives, including both the Powerbond RS dry bond backing system, and its recently introduced recycled content product offerings.

  International Markets.   The Company distributes its products throughout the
  -----------------------
world utilizing its own companies and distributors. In June 1998, the Company purchased a commission carpet backing facility (Advance Carpet Tiles, Ltd.) to provide quicker service and delivery to its customer base particularly in the United Kingdom and Europe. This was a complimentary addition to the Company's already established United Kingdom sales office. Additionally, in August 1998 the Company formed a joint venture company in Singapore (Collins & Aikman Floorcoverings Asia Pte. Ltd.) where it holds a 51.0% ownership. This company will sell products to certain countries and manage distributors of the Company's products in the other countries of the region. Sales to international customers constituted less than 10.0% of the Company's revenues during 1998. The Company intends to add dedicated sales personnel to its various international companies and distributors in other international markets.

  Distribution. The Company's products are sold and distributed through three primary channels: direct to end-user, Source One and through dealers. Although a majority of the Company's invoicing is through dealers, the Company's primary marketing efforts are focused on the end-user and professional designers and architects who create specifications for its products. Rather than mandating from whom the customer can buy the Company's products, the Company operates with a flexible distribution philosophy to satisfy the needs of the customer. These channels are outlined below:

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

Backlog

  The Company's backlog of unshipped orders was approximately $21.6 million at March 27, 1999, compared to approximately $16.0 million at March 28, 1998. All of the backlog of orders at March 27, 1999 are expected to be shipped within three months of that date. Orders on hand are not necessarily indicative of total future sales.

Products and Product Features

  The Company's products are available in a wide variety of textures, densities, colors and patterns designed to meet both the performance and aesthetic requirements of a broad spectrum of commercial end-users. The product offerings are available in both six-foot roll goods and modular carpet tiles, which enables the Company to market an integrated system of product solutions to address the specific requirements of end-users. These products offer distinctive characteristics of use and application. Additionally, these products are recyclable through the Company's industry leading environmental program into backing for new carpet and other value added commercial products, such as industrial block flooring.

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

  Modular Carpet Tiles.  The Company was the first manufacturer in the U.S.
  ---------------------
to introduce vinyl-backed modular carpet tile technology in 1969 and today is an industry leader. The Company recently introduced a tile product utilizing the Powerbond(R) cushion technology, which provides the end-user with improved durability and an extended life cycle as compared to competitive non-cushioned tile products. The Company's modular carpet tile system is specifically engineered to have a monolithic appearance on the floor and is marketed as the most seamless tile in the industry. The Company's modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements. Additionally, in January 1999, the Company announced the standardization of ER3(RS) backing for all of its tile products. This ER3(RS) backing is the result of the Company's environmental recycling program.

Competition

  The commercial floorcovering industry is highly competitive. The Company competes with other manufacturers of vinyl-backed carpet, as well as manufacturers of twelve-foot broadloom carpet and other types of commercial floorcovering. Although the industry continues to experience consolidation, a large number of manufacturers remain. Management believes that the Company is the largest manufacturer of six-foot roll goods in the U.S., with a market share over three times that of its nearest competitor. While no company focuses solely on the same products as the Company, a number of the Company's domestic and foreign competitors manufacture six-foot roll goods or modular carpet tiles as one part of their business. Certain of these competitors have greater financial resources than the Company.

  The Company believes the principal competitive factors in its primary floorcovering markets are performance, durability, service, style and price. In the specified commercial market, six-foot roll goods and modular carpet tiles compete with various floorcoverings, of which broadloom carpet has the largest market share. The performance, durability, customer service, and ease of installation and maintenance of the Company's six-foot roll goods and modular carpet tiles are its principal competitive advantages.

  Some of the Company's major competitors have significantly higher commercial carpet sales than the Company since broadloom carpet products comprise the majority of their sales. The market for commercial broadloom products is substantially larger than the commercial vinyl-backed carpet market in which the Company specializes. Unlike some larger industry participants, historically the Company has grown organically, not through acquisitions.

  Traditionally, the vast majority of the commercial carpet industry's sales have been through independent carpet dealers. Within the last four years, two of the Company's competitors and DuPont, the Company's principal raw material supplier, each initiated a strategy of purchasing or forming alliances with selected carpet dealers primarily in large metropolitan markets.

Manufacturing and Facilities

  The Company owns manufacturing facilities in Dalton, Georgia and Blaina, Gwent, Wales. The Dalton facilities consist of (i) a yarn processing plant with carpet dyeing capabilities, (ii) a carpet tufting plant, (iii) a carpet finishing and tile cutting plant (which includes printing and recycling operations) and (iv) a customer service center and distribution warehouse. The Wales facilities contain commission backing services. In addition to the owned facilities, the Company leases ten sales and service facilities and four warehouses in the U.S., one sales and service facility and one manufacturing facility in Wales and one sales and service facility in Singapore. In 1998, the Company made significant capital expenditures toward facility expansions. During 1998, the Company completed a tufting facility expansion of 40,000 square feet and added a production line in its Dalton finishing plant. Additional expenditures were incurred for other manufacturing equipment, both new and enhancements to existing equipment. In the opinion of Management, the Company's manufacturing capacity is sufficient to meet the Company's requirement for the foreseeable future.

  The following table summarizes the Company's manufacturing, distribution and sales facilities:

                                                                                                            Approximate
Location                                             Operation                      Owned/Leased            Square Feet
---------------------------------------  ---------------------------------       ------------------       ---------------
Dalton, Georgia........................  Yarn Processing                               Owned                      161,500
                                         Carpet Dyeing
Dalton, Georgia........................  Tufting                                       Owned                      154,990
                                         Corporate Offices
Dalton, Georgia........................  Six-Foot Finishing                            Owned                      245,800
                                         Tile Finishing
                                         Tile Printing
                                         Recycling
Dalton, Georgia........................  Distribution Warehouse                        Owned                      133,200
                                         Sales Service Office
                                         Finance & Administration
Dalton, Georgia........................  Warehouse                                     Leased                      46,200
Dalton, Georgia........................  Warehouse                                     Leased                      15,000
Dalton, Georgia........................  Warehouse                                     Leased                      95,350
Calhoun, Georgia.......................  Warehouse                                     Leased                      33,750
Burke, Virginia........................  Sales / Showroom                              Leased                       1,783
Chagrin Falls, Ohio....................  Sales / Showroom                              Leased                       1,100
Chicago, Illinois......................  Sales / Showroom                              Leased                       5,498
Dallas, Texas..........................  Sales / Showroom                              Leased                       1,960
Denver, Colorado.......................  Sales / Showroom                              Leased                       1,318
Farmington, Massachusetts..............  Sales / Showroom                              Leased                         120
Marietta, Georgia......................  Sales / Showroom                              Leased                       2,129
New York, New York.....................  Sales / Showroom                              Leased                       3,800
Newport Beach, California..............  Sales / Showroom                              Leased                       1,600
San Francisco, California..............  Sales / Showroom                              Leased                       3,330
Blaina, Gwent, Wales...................  Six Foot and Tile Finishing                   Leased                       3,000
Blaina, Gwent, Wales...................  Six Foot and Tile Finishing                   Owned                       32,000
Blaina, Gwent, Wales...................  Warehousing                                   Owned                       14,000
Blaina, Gwent, Wales...................  Sales/Warehouse                               Leased                       4,860
Singapore..............................  Sales/Showroom                                Leased                       1,265

Raw Materials

  The manufacturing of carpet involves the purchasing or manufacturing of yarn, which comprises about one-third of the carpet's typical cost structure and in excess of 50% of total raw material costs. The Company uses DuPont 6.6 continuous filament yarn for a significant number of its products. Yarn is either purchased directly from DuPont to be processed through the yarn and dye plant in Dalton or from outside yarn processors who process DuPont yarn prior to delivery. Other significant raw materials used by the Company in its manufacturing process include coater materials, such as vinyl resins, and primary backing.

  The Company has never experienced a problem sourcing nylon, processed yarn or any other raw material used in the manufacture of carpet from its suppliers and does not anticipate any difficulties in sourcing these raw materials in the future.

Patents and Trademarks

  The Company owns a number of patents in the United States including its Powerbond RS patent, which expires in 2008 and its newly obtained patents (process and product) for the ER3 backing produced from its environmental program. The Company considers its know-how and technology more important to its current business than patents and, accordingly, believes that expiration of existing patents would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets. The Company also owns numerous registered trademarks in the United States, including Powerbond(R).

Employees

  At January 30, 1999, the Company had a total of 839 employees of which 510 were hourly and 329 salaried. The Company has experienced no work stoppages and believes that its employee relations are good. All of the Company's employees are non-union. Management is not aware of any discussion or attempts to organize the workforce within any of the Company's facilities.

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

Item 2.  Properties

  For information concerning the principal physical properties of the Company, see "Item 1. Business--Manufacturing and Facilities."

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

  None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  As of April 29, 1999, there was one holder of record of the Company's common stock. There is no public trading market for the Company's common stock. The Company has not historically paid dividends and has no intention to pay dividends in the future.

Item 6.  Selected Financial Data

  The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere herein. The financial data as of January 28, 1995, January 27, 1996, January 25, 1997, January 31, 1998 and for each of the years ended January 30, 1999 have been derived from the audited financial statements of the Company. The historical consolidated financial statements of the Company contained elsewhere herein are presented as if the Company was a separate entity for all periods presented. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere herein.

  The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in periods subsequent to the Floorcoverings Acquisition. In addition, pre-Floorcoverings Acquisition results include accruals and costs allocated by C&A Products. Accordingly, pre-Floorcoverings Acquisition results of the Company and post-Floorcoverings Acquisition results are not comparable in all material respects. A vertical black line on the table below distinguishes between the pre-Floorcoverings Acquisition and post-Floorcoverings Acquisition results.

                                                                               Fiscal Year Ended
                                                     -----------------------------------------------------------------------
                                                        January 28,   January 27,   January 25,   January 31,   January 30,
                                                           1995         1996           1997         1998(a)        1999
                                                     (Fiscal 1994)  (Fiscal 1995)  (Fiscal 1996) (Fiscal 1997) (Fiscal 1998)
                                                     -----------------------------------------------------------------------
                                                                         (Dollars in thousands) |
                                                                                                |
Operating Data:                                                                                 |
Net sales..............................................   $108,039      $122,169      $136,124  |  $ 160,383      $175,662
Costs of goods sold....................................     62,527        73,615        81,715  |     97,263       103,739
                                                          --------      --------      --------  |  ---------      --------
Gross profit...........................................     45,512        48,554        54,409  |     63,120        71,923
Selling, general and administrative expenses (b).......     23,733        27,364        28,971  |     34,769        38,514
Corporate general & administrative allocated                                                    |
       costs (c).......................................      1,069         1,591         1,531  |        649            --
Goodwill and other intangibles amortization (d)........         --            --            --  |      8,468         7,375
                                                          --------      --------      --------  |  ---------      --------
Operating income.......................................     20,710        19,599        23,907  |     19,234        26,034
Loss on sales of accounts receivable (e)...............      1,261         3,269         3,489  |         --            --
Interest expenses (f)..................................      2,454         3,098         2,854  |     15,122        14,715
                                                          --------      --------      --------  |  ---------      --------
Income before income taxes.............................     16,995        13,232        17,564  |      4,112        11,319
Income  tax expense....................................      6,645         5,127         6,729  |      1,710         4,871
Minority interest in income of subsidiary                       --            --            --  |         --            10
                                                          --------      --------      --------  |  ---------      --------
Net Income.............................................   $ 10,350      $  8,105      $ 10,835  |  $   2,402      $  6,438
                                                          ========      ========      ========  |  =========      ========
Other Data:                                                                                     |
EBITDA (g).............................................   $ 23,247      $ 23,371      $ 27,118  |     35,085      $ 39,268
Capital expenditures...................................      1,823         4,290         7,897  |      5,119         7,972
Depreciation and amortization..........................      2,237         2,154         2,201  |     13,263        13,244
                                                                                                |
Cash Flows Data:                                                                                |
Net cash provided by operating activities..............   $ 24,912      $ 11,744        12,375  |     24,201        19,514
Net cash used in investing activities..................       (972)       (4,270)       (7,856) |   (202,856)      (12,680)
Net cash provided by (used in) financing                                                        |
       activities (h)..................................    (23,959)       (7,347)       (4,508) |    184,210       (10,322)
                                                                                                |
Balance Sheet Data (end of period):                                                             |
Working capital (i)....................................   $  3,268      $  3,805      $  6,485  |     27,454        27,561
Total assets (i).......................................     27,312        31,231        39,614  |    216,823       215,414
Long-term debt (j).....................................     43,800        43,300        25,400  |    142,000       132,382
Stockholder's equity (deficit).........................    (32,999)      (29,645)       (3,780) |     54,076        60,529

(a)  The fiscal period ended January 31, 1998 included 53 weeks.
(b) Amounts include costs incurred by the Company relating to certain matters retained by C&A Products totaling $300,000 in fiscal 1994, $1,618,000 in fiscal 1995 and $1,010,000 in fiscal 1996. The above amounts represent all costs, including remediation, legal expenses, travel expenses and claim settlements, incurred by the Company in connection with certain claims and litigation that either were retained by C&A Products or were incurred by the Company in anticipation of the sale of the Company.
(c) Prior to fiscal 1997, amounts relate to services provided by C&A Products and include tax, treasury, risk management, employee benefits, legal, data processing, application of cash receipts and other general corporate services. The costs of the services provided by C&A Products were allocated to the Company based upon a combination of estimated use and the relative sales of the Company's business to the total consolidated operations of C&A Products. In the opinion of management, the method on which these costs were allocated was believed to be reasonable. However, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions. Fiscal 1997 amounts relate to amounts paid to the majority shareholder as a management fee and amounts paid to C&A Products to provide the Company with services as described above.
(d) In connection with the Floorcoverings Acquisition, the Company recorded goodwill and other intangible assets of $137.3 million, which are being amortized over lives of 7 to 40 years.
(e) Effective July 13, 1994, C&A Products entered into a receivables sale agreement with Carcorp, a wholly owned, bankruptcy-remote subsidiary of C&A Products. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. Upon closing of the Floorcoverings Acquisition, the Company was terminated as a seller under the receivables sale agreement. Subsequent to the Floorcoverings Acquisition, the Company does not sell its accounts receivable and, as a result, does not incur any losses related to third-party discounts associated with such sales.
(f) Substantially all of the Company's interest expense prior to the fiscal year ended January 31, 1998 relates to the allocated debt of C&A Products referred to in note (j) below.
(g) EBITDA represents earnings before deductions for interest expense, loss on sales of accounts receivable, income tax expense, depreciation, amortization, non-recurring charges related to the costs incurred in connection with certain matters retained by C&A Products (see note (b) above), the effect of writing up inventory to fair value at the time of the Floorcoverings Acquisition and (for fiscal 1998) minority interest in income of subsidiary. Because of certain of these adjustments, the measure presented may not be comparable to similarly titled measures reported by other companies. The Company understands that certain investors believe EBITDA reflects a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.
(h) Prior to the Floorcoverings Acquisition, net cash used in financing activities includes net cash transactions with C&A Products.
(i) For periods prior to the Floorcoverings Acquisition, amounts exclude all domestic trade accounts receivable sold by the Company pursuant to the receivables sale agreement referred to in note (e) above.
(j) Amounts for periods prior to fiscal 1998 represent the debt of C&A Products that has been allocated to the Company as a result of its guarantee of certain C&A Products debt. In connection with the sale of the Company, the Company was released from this guarantee, and accordingly, the Company was not required to repay any of the allocated amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company is the leading U.S. manufacturer of six-foot roll carpet and a leading manufacturer of modular carpet tiles within the specified commercial carpet market. The Company markets its products directly to the end-user utilizing its national sales force and other distribution channels. The Company's products are marketed to a wide variety of commercial end-markets, including corporate office space, retail stores, education, health care and government facilities. The Company believes that the diversity of its target markets softens the impact of economic downturns.

     As discussed in Item 1, prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, CAF Acquisition Corporation ("CAF") purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of the Tradename License Agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the "Acquisition"). Immediately subsequent to the Acquisition, CAF was merged with Collins & Aikman Floor Coverings, Inc. with the Company as the successor company. Financing for the Acquisition was provided by
(i) $57.0 million of borrowings under an $85.0 million senior secured credit facility (the "Credit Facility"), (ii) $100.0 million of proceeds from an offering by CAF of its 10% Senior Subordinated Notes due in 2007, and (iii) $51.0 million in contributed capital. In connection with the Acquisition, the Company made an election under Section 338 (h) (10) of the Internal Revenue Code, which provides for the Acquisition to be treated as a purchase of assets for federal income tax purposes. As a result of this election, the Company's tax basis in its assets was increased to the respective fair market values of such assets. The newly allocated basis is amortizable for tax purposes over the respective useful lives of the assets. The balance of the purchase price was allocated to goodwill and other intangibles, which is amortizable for tax purposes over fifteen years.

     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in periods subsequent to the Acquisition. In addition, the 1996 results include accruals and costs allocated by C&A Products. Accordingly, pre-Acquisition results of the Company and post-Acquisition results are not comparable in all material respects.

     In 1998 the Company had $175.7 million in sales and $39.3 million in EBITDA, which is the sixth consecutive record year for both measurements. For the five-year period from 1994 to 1998, sales and EBITDA experienced compounded annual growth rates of 12.9% and 14.1%, respectively. The Company's success over the last five years is attributable to (i) the sales to diverse end-use markets served, (ii) the highly focused segmentation philosophy within sales and marketing, (iii) the continued strong demand of the customers to utilize the Company's Source One program of turn-key services, (iv) the focus on cost containment through all operations of the Company, and (v) the continued input from all associates of the Company through the formalized suggestion systems in place and day to day interaction.

     In June 1998, the Company acquired all of the outstanding capital stock of Advance Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.8 million, (the "ACT Acquisition") including assumed debt of $0.6 million. Financing for the ACT Acquisition was provided under the existing credit facility and an agreement to pay $1.9 million to Headlam in September 2000 at an effective interest rate of 8.5%. The ACT Acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

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



                                                                                        Fiscal Year Ended
                                                                           ---------------------------------------------
                                                                            January 25,     January 31,      January 30,
                                                                               1997            1998             1999
                                                                           (fiscal 1996)    (fiscal 1997)  (fiscal 1998)
                                                                           -------------    -------------  -------------
                                                                                      (Percentage of net sales)
Net sales..................................................................    100.0%          100.0%            100.0%
Cost of goods sold.........................................................     60.0            60.6              59.1
                                                                               -----           -----             -----
Gross profit...............................................................     40.0            39.4              40.9
Selling, general and administrative expenses...............................     21.3            21.7              21.9
Corporate general and administrative allocated cost........................      1.1              .4                --
Goodwill and intangible amortization.......................................      0.0             5.3               4.2
                                                                               -----           -----             -----
Operating income...........................................................     17.6            12.0              14.8
Interest expense...........................................................      2.1             9.4               8.4
Loss on sales of accounts receivable.......................................      2.6             0.0               0.0
                                                                               -----           -----             -----
Income before income taxes.................................................     12.9             2.6               6.4
Income tax expense.........................................................      4.9             1.1               2.8
                                                                               -----           -----             -----
Net income.................................................................      8.0%            1.5%              3.6%
                                                                               =====           =====             =====
EBITDA  margin.............................................................     19.9%           21.9%             22.4%
                                                                               =====           =====             =====

Fiscal Year Ended (52 weeks) January 30, 1999 ("fiscal 1998")
Compared with Fiscal Year Ended (53 weeks) January 31, 1998 ("fiscal 1997")

     Net Sales. Net sales represent gross sales less product returns, customer allowances and various customer discounts. Sales are comprised of six-foot roll goods, modular carpet tile and other products, including adhesives, industrial floor block and walk-off mats. Sales in 1998 also include the commission finishing revenue of Advance Carpet Tile. The Company's net sales increased to $175.7 million in fiscal 1998, an increase of $15.3 million or 9.5% over fiscal 1997. The increase in net sales in fiscal 1998 was due to sales growth in the government, healthcare and education end use markets as well as the addition of Advance Carpet Tiles. The Company experienced strong volume increases in six-foot roll goods with minor average price decreases in both six-foot roll goods and modular carpet tiles.

     Cost of Goods Sold. Cost of goods sold increased to $103.7 million in fiscal 1998 from $97.3 million, an increase of $6.5 million or 6.6%. As a percentage of sales, these costs were 59.1% and 60.6%, respectively. This cost increase was due to increased sales volume offset by improved manufacturing efficiencies on the higher volume and, during fiscal 1997, the effect of a $2.6 million inventory charge. This inventory charge was a result of writing-up inventory to fair market value for the Floorcoverings Acquisition, and expensing the write-up amount during fiscal 1997 as the inventory completely turned. Excluding the $2.6 million inventory effect, cost of goods sold for fiscal 1997 was $94.7 million resulting in a 9.6% increase when comparing fiscal 1998 to fiscal 1997.

     Selling, General and Administrative ("SG&A") Expenses. The Company's SG&A expenses, including goodwill and intangible assets amortization of $7.4 million, in fiscal 1998 increased to $45.9 million from $43.9 million, an increase of 4.6% over fiscal 1997 which included goodwill and intangible assets amortization of $8.5 million and corporate, general and administrative allocated costs of $0.6 million. This cost increase is primarily due to increased costs related to
(i) investment in the Company's administrative infrastructure, (ii) higher sales commissions related to the higher sales volume and (iii) continued investment in the Company's segmentation marketing strategy partially offset by reduced amortization of intangible assets.

     Interest expense.   Net interest expense for fiscal 1998 decreased to $14.7
million, from $15.1 million in fiscal 1997. This slight decrease was due to lower total indebtedness during the period partially offset by higher interest rates due to outstanding revolver borrowings and 5 additional days of outstanding indebtedness during fiscal 1998 due to the timing of the Floorcoverings Acquisition in the first quarter of 1997.

     Net Income. Net income for fiscal 1998 increased to $6.4 million from net income of $2.4 in fiscal 1997. This increase of $4.0 million was due to the combined result of the factors described above. The Company's effective tax rate was 43.0% and 41.5% for fiscal 1998 and 1997, respectively.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and, for fiscal 1997, the effect of the write-up of inventory to fair market value. EBITDA of $39.3 million in fiscal 1998 was $4.2 million or 11.9% higher than the $35.1 million for fiscal 1997. As a percentage of sales, EBITDA increased to 22.4% in fiscal 1998 from 21.9% in fiscal 1997. The change in EBITDA and EBITDA margin was the combined result of the factors described
above.   EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

Fiscal Year Ended (53 weeks) January 31, 1998 ("fiscal 1997")
Compared with Fiscal Year Ended (52 weeks) January 25, 1997 ("fiscal 1996")

     Net Sales. The Company's net sales increased to $160.4 million in fiscal 1997 from $136.1 million, an increase of $24.3 million or 17.8% over fiscal 1996. The increase in net sales in fiscal 1997 was due to strength in most of the Company's end-markets plus the inclusion of one extra week in 1997. The Company experienced strong volume and average selling price increases in both six-foot roll goods and modular carpet tiles.

     Cost of Goods Sold. Cost of goods sold increased to $97.3 million in fiscal 1997 from $81.7 million in fiscal 1996, an increase of $15.5 million or 19.0%. As a percentage of sales, these costs were 60.6% and 60.0%, respectively. This cost increase was due to increased sales volume offset by improved manufacturing efficiencies on the higher volume and, for fiscal 1997, the effect of a $2.6 million inventory charge previously mentioned. Excluding the $2.6 million inventory effect, cost of goods sold for fiscal 1997 was $94.7 million resulting in a 15.9% increase over fiscal 1996.

     Selling, General and Administrative Expenses. The Company`s SG&A expenses increased to $43.2 million in fiscal 1997 from $29.0 million, an increase of $14.2 million or 49.0% over fiscal 1996. As a percentage of sales, SG&A expenses increased to 27.0% during fiscal 1997 from 21.3% in fiscal 1996. SG&A expenses (excluding expenses relating to the matters retained by C&A Products for fiscal 1996) increased due to (i) $8.5 million in goodwill and intangible assets amortization resulting from the Acquisition, (ii) personnel additions to handle growth under the Company's segmentation marketing strategy, (iii) higher sales commissions due to the increase in sales, (iv) increased sample expense and (v) increased costs due to services no longer performed by C&A Products which, in fiscal 1996, were previously included in corporate general and administrative costs. Excluding goodwill and intangible assets amortization, the Company's SG&A expense increased by $5.8 million or 20.0% over fiscal 1996.

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

     Interest Expense.   Interest expense during fiscal 1998 represented the
charges related to the Company's direct loans and indebtedness incurred as a result of the Acquisition, as previously discussed. Interest expense during fiscal 1996 was the result of the Company's guarantee of certain debt of C&A Products. Interest expense was allocated based upon the ratio of the Company's net assets to the consolidated invested capital of C&A Products. Accordingly, interest expense of $15.1 million in fiscal 1997 increased from the fiscal 1996 level of $2.9 million.

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

Liquidity and Capital Resources

     The Company's primary cash needs have historically been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and, prior to February 1997, intercompany advances from C&A Products.

     Net cash provided by operating activities in the fiscal 1998 was $19.5 million compared to $24.2 million in the fiscal 1997. The change is primarily due to a negative net working capital swing of $11.6 million in fiscal 1998 offset by an increase in net income of $4.0 million.

     Capital expenditures totaled $8.0 million during fiscal 1998 compared to $5.1 million during fiscal 1997. This increase was primarily due to expansions in the Company's tufting and finishing plants. Additional capital expenditures were focused on cost reduction/maintenance measures, efficiency improvements and other capacity enhancements.

     Concurrent with the consummation of the Floorcoverings Acquisition, the Company incurred significant indebtedness, which consisted of $100.0 million of 10% Senior Subordinated Notes due 2007 (the "Senior Notes"), $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Facility. During fiscal 1998, the Company voluntarily prepaid $12.1
million of the term loan borrowings.   Additionally, on February 18, 1999, the
Company prepaid an additional $1.9 million of the term loan borrowings. The term loan portion of the Credit Facility will mature on June 30, 2002 and, as of January 30, 1999, will require annual principal payments (payable in quarterly installments) totaling $3.2 million in the third quarter of fiscal 2000 and $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. As of January 30, 1999, there was $26.3 million (net of $3.7 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     The Company must satisfy certain financial and other covenants specified within the Credit Facility. As of January 30, 1999, the Company was in default under one such covenant. The Company has received from the banks an amendment to the Credit Facility and waiver of default for the non-conformance for the year ended January 30, 1999.

     The Company has made four amendments to the Credit Facility. The first amendment related to certain restrictive covenants of the Credit Facility allowing increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years. The second amendment provided better interest rates based on the Company's leverage ratio for the immediately preceding twelve months. The third amendment provided for the ability to purchase up to $5.0 million of the Company's Senior Subordinated Notes on open markets. The fourth amendment increased the limit for capital expenditures during fiscal 1998.

     Concurrent with the consummation of the ACT Acquisition, the Company agreed to pay to the seller $1.9 million in September 2000 at an effective interest rate of 8.5%. In addition, the Company assumed $0.6 in vendor financing related to equipment purchases which are payable monthly.

     The Company's ability to make scheduled payments of principal or to pay interest on, or to refinance its indebtedness (including the Senior Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. Based upon the current level of operations and anticipated growth, management believes that cash flow from operations, together with available borrowings under the Credit Facility, will be adequate to meet the Company's anticipated future requirements for capital expenditures and debt service. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Senior Notes, or to make necessary capital expenditures.

Effects of Inflation

     The impact of inflation on the Company's operations has not been significant in recent years. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Seasonality

     The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first and fourth quarters of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher education end market sales during the summer months while schools generally are closed and floorcovering can be installed.

Year 2000

     The Company has evaluated its Year 2000 risk in three separate categories, information technology systems ("IT"), non-IT systems ("Non-IT") and material third party relationships ("Third Party Risk"). The Company has developed a plan in which the risks in each of these categories are being addressed and reviewed by the appropriate level of management as follows:

     The Company's review of its IT systems was substantially completed in conjunction with the systems review for the Floorcoverings Acquisition while remaining reviews were completed during the first quarter of 1999. Due to conversions already completed to address the separation from its former parent and conversions completed in the first quarter of 1999, the Company considers its IT systems risk to be minimal and will formulate contingency plans should it become necessary. Costs associated with these conversions were planned outside of the Company's Year 2000 review.

     The Company's review of Non-IT systems is ongoing with expected completion by June 1999. Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures which were planned outside of the Company's Year 2000 review. Management believes its Non-IT risks are minimal and will formulate contingency plans as necessary.

     The Company's review of its Third Party Risk includes detailed reviews of critical relationships with suppliers and business partners, such as banking institutions, with broader reviews of less critical relationships. The Third Party Risk review is ongoing and is expected to be completed by June 1999. Contingency plans for critical relationships are being developed and are expected to be in place by August 1999. The Company presently does not expect the risk associated with or costs of addressing the Company's Third Party Risk to be material.

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

     There can be no assurance that these conclusions will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of the third parties with which the Company has material relationships to modify or convert their systems to be Year 2000 compliant and similar uncertainties.

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

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The statement addresses reporting of operating segment information and disclosures about products, services, geographic areas and major customers. Management has reviewed the requirements of SFAS 131 noting the Company has no separate businesses and all products and end-use markets are within the specified commercial floorcoverings market. Additionally, all Company resources support all products and end-use markets with no allocation to one product or end use other than specific assignments among the sales and
marketing staffs.   Consequently, the Company considers its business as one
reportable segment. In addition, sales to all countries outside the United States are immaterial to the consolidated results of the Company, and sales to one customer do not amount to or exceed 10% of the Company's sales.
Accordingly, SFAS 131 does not have an impact on the financial reporting of the Company.

     The Company has adopted Statement of Financial Accounting Standards No. 132, "Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). The statement revises disclosures regarding pension and other postretirement benefit plans. The Company's disclosures in the accompanying consolidated financial statements regarding its pension and postretirement benefits plans have been reformatted to meet the requirements of SFAS 132.

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Since the Company does not hold any derivative instruments, SFAS 133 does not have any impact on the Company's results from operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Disclosures are not required at this time.

Item 8.   Financial Statements and Supplemental Data

          See the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and subsidiaries included herein beginning on page F-1 and listed on the index to financial statements set forth in Item 14 (a) of this Form 10-K report.

Item 9. Change In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

                                   PART III


Item 10.  Directors and Executive Officers

          The following table sets forth the name, age and position of each director or executive officer of the Company. The directors of the Company are also the directors of Holdings. Each director of the Company has been a director of the Company since February 6, 1997 and will continue to hold office until the next annual meeting of the shareholder of the Company or until his successor has been elected and qualified. The Shareholders Agreement governs the election of directors of the Company. See "Item 12. Security Ownership-- Shareholders Agreement". Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers.


Name                      Age  Positions
Edgar M. Bridger........   47  President, Chief Executive Officer and Director
Lee H. Schilling........   58  Senior Vice President of Marketing & Sales
Darrel V. McCay.........   38  Vice President and Chief Financial Officer
Jeffrey M. Raabe........   37  Vice President of Sales
Wallace J. Hammel.......   53  Vice President of Manufacturing
Henry L. Millsaps, Jr...   43  Vice President of Human Resources
Terrence D. Daniels.....   56  Chairman of the Board
Gary A. Binning.........   38  Director
Stephen M. Burns........   37  Director
Stephen Eisenstein......   37  Director
J. Hunter Reichert......   32  Director
R. Ted Weschler.........   37  Director

          Edgar M. (Mac) Bridger, President, Chief Executive Officer and Director, joined the Company in 1987 as the Midwest District Manager. Prior to being appointed President and Chief Executive Officer in February 1997, he served as the Company's President since December 1993. He previously served as Vice President of Sales and as National Sales Manager. Mr. Bridger is also a director of a privately-held corporation.

          Lee H. Schilling, Senior Vice President of Marketing & Sales, joined the Company in 1985 as National Sales Manager. In 1987, he was promoted to Vice President of Marketing & Sales, and in December 1993, he was promoted to his present position.

          Darrel V. McCay, Vice President and Chief Financial Officer, joined the Company in March 1989 as Division Controller and became Vice President of Administration & Control in August 1994. Mr. McCay was appointed Chief Financial Officer in February 1997.

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

          R. Ted Weschler, Director, became a director of the Company following the Acquisition. Since 1990, Mr. Weschler has been Vice President, Secretary and Treasurer of Quad-C. Mr. Weschler is also a director of WSFS Financial Corporation, Virginia National Bank, Nucentrix Broadband Network, Inc. and several privately-held corporations.

Compliance with Section 16(a) of the Exchange Act.

          The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 11.  Executive Compensation

          The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers ("Named Executive Officers") during the fiscal years presented.

                          Summary Compensation Table


                                                                                          Long-Term
                                               Annual Compensation ($) (a)                Compensation
                                           ------------------------------------       ---------------------
                                                                                     Securities Underlying            All Other
   Name and Principal Position              Year          Salary       Bonus (b)           Options (#)                Compensation
   ---------------------------              -----         ------       ---------      ---------------------           ------------
Edgar M. Bridger...........................  1998       $259,398       $139,776                  --                      $7,747 (e)
   President and Chief                       1997        250,000        250,000(b)          205,020 (c)                   6,918
      Executive Officer                      1996        190,000         73,200              25,000 (d)                   6,462

Lee H. Schilling...........................  1998       $154,500       $ 66,144                  --                      $8,840 (f)
   Senior Vice President of                  1997        150,000        120,000(b)           97,920 (c)                   7,420
      Marketing & Sales                      1996        137,084         27,160                  --                       3,905

Jeffrey M. Raabe...........................  1998       $131,246       $ 57,200                  --                      $5,410 (g)
   Vice President of                         1997        125,000        100,000(b)           88,740 (c)                   3,145
      Sales                                  1996        108,000         20,952                  --                       3,250

Wallace J. Hammel..........................  1998       $131,246       $ 57,200                  --                      $1,784 (h)
   Vice President of                         1997        125,000        100,000(b)           88,740 (c)                   1,548
       Manufacturing                         1996        100,250         19,788                  --                       3,385

Darrel V. McCay............................  1998       $126,251       $ 54,080                  --                      $1,929 (i)
   Vice President and                        1997        115,000         92,000(b)           88,740 (c)                     228
       Chief Financial Officer               1996         85,000         16,490                  --                       2,297


(a) None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus.
(b) In connection with the Acquisition, C&A Products, the Company's parent prior to the Acquisition, paid bonuses conditioned upon the sale of the Company in the approximate amounts of $576,120, $295,352, $237,740, $217,868 and $187,740 to Messrs. Bridger, Schilling, Raabe, Hammel and McCay, respectively.
(c)  Shares of CAF Holdings, the Company's parent subsequent to the Acquisition.
(d) Subsequent to the Acquisition, Messrs. Bridger, Schilling, Raabe, Hammel and McCay held 127,149, 22,246, 10,000, 15,000 and 8,000, respectively, options for shares of Collins & Aikman Corporation, C&A Products' parent. All of these shares were exercised during fiscal 1997 which resulted in compensation of $312,818, $80,864, $12,500, $19,500 and $9,750 for Messrs.
     Bridger, Schilling, Raabe, Hammel and McCay, respectively.
(e) Reflects $5,000 401(k) plan employer matching contribution and $2,747 premiums for life insurance made on Mr. Bridger's behalf.
(f) Reflects $5,000 401(k) plan employer matching contribution and $3,840 premiums for life insurance made on Mr. Schilling's behalf.
(g) Reflects $5,000 401(k) plan employer matching contribution and $410 premiums for life insurance made on Mr. Raabe's behalf.
(h)  Reflects $1,784 premiums for life insurance made on Mr. Hammel's behalf.
(i) Reflects$1,625 401(k) plan employer matching contribution and $304 premiums for life insurance made on Mr. McCay's behalf.

Stock Option Grants in Last Fiscal Year

     No options were granted during fiscal 1998 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year End Option
Values

     No options were exercised and there is no market for Holdings' common stock.

Retirement Plan

     Provided certain eligibility requirements are met, at the end of each calendar month, pay credits are applied to a participant's account under the Company's Employees' Pension Account Plan (the "Plan") based on the participant's length of credited service and compensation (as defined in the Plan) during that month. For participants aged 50 or older, the monthly pay credit was based on either credited service compensation or age and compensation, whichever resulted in the higher amount.

     The following chart sets forth how pay credits were determined under the Company's plan:

                                                             Percentage of Compensation
                Eligibility Requirements                   Used to Determine Pay Credits
          ------------------------------------            ------------------------------
          Years of                                         Up to 1/3            Over 1/3
          Credited                                         of the S.S.         of the S.S.
          Service          or          Age                  Wage Base          Wage Base
         -------------             -----------            -----------          -----------
         less than 10              less than 50               2.5%                4.5%
           10 - 14                    50 - 54                 3.0%                5.5%
           15 - 19                    55 - 59                 4.0%                6.5%
           20 - 24                    60 - 64                 5.0%                8.0%
           25 or more                 65 or more              6.0%               10.0%


     The dollar amounts that resulted from these percentages were added together and the total was the pay credit for the month.

     In addition, interest credits are applied each month to the account balance. Participants make no contributions to the plan. Employer contributions are 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the plan. The estimated annual benefits payable upon retirement at normal retirement age under the plan for Messrs. Bridger, Schilling, Raabe, Hammel and McCay are $3,300, $2,290, $4,345, $2,773 and $4,230, respectively.
Participants in the plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment.

Director Compensation

     The Company pays no additional remuneration to its employees or to executives of Quad-C or Paribas for serving as directors.

Employment Agreements

     The Company has no employment agreement with any Named Executive
Officer.

Compensation Committee Interlocks

     The compensation committee consists of Terrence D. Daniels, R. Ted Weschler and Gary A. Binning, none of which are officers or employees of the Company. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during the fiscal year ended January 30, 1999.

Item 12.   Security Ownership

     The authorized capital stock of the Company consists of 1,000 shares of common stock, par value $.01 per share, all of which are issued and outstanding and are presently held by Holdings.

     Holdings' authorized capital stock consists of 50,000,000 common shares, no par value (the "Common Shares"). Holdings has outstanding 5,157,600 Common Shares. The table below sets forth certain information, as of April 29, 1999, regarding equity ownership of Holdings by (i) each director or executive officer of Holdings who owns Common Shares, (ii) all directors and executive officers of Holdings as a group and (iii) each person or entity who beneficially owns 5% or more of the Common Shares. There is no established public trading market for the securities of Holdings.


                                                                           NUMBER OF COMMON         PERCENTAGE OF COMMON
                               NAME                                             SHARES                     SHARES
-------------------------------------------------------------------     ---------------------     ----------------------
DIRECTORS:
     Terrence D. Daniels (c).......................................                70,000                    1.37%
     Gary A. Binning (b) (d).......................................                    --                       *
     Stephen M. Burns..............................................                15,000                       *
     Stephen Eisenstein (b) (d)....................................                    --                       *
     J. Hunter Reichert............................................                 4,000                       *
     R. Ted Weschler...............................................                15,000                       *
     Edgar M. Bridger  **..........................................                30,000                       *

NAMED EXECUTIVE OFFICERS:
     Lee H. Schilling..............................................                17,500                       *
     Jeffrey M. Raabe..............................................                12,500                       *
     Wallace J. Hammel.............................................                12,500                       *
     Darrel V. McCay...............................................                10,000                       *
     All Directors & Named Executive Officers as a group...........               186,500                    3.61

BENEFICAL OWNERS OF MORE THAN 5%:
     Quad-C Partners II, L.P. (a)..................................               190,000                    3.68
     Quad-C Partners III, L.P. (a).................................               360,000                    6.98
     Quad-C Partners IV, L.P. (a)..................................             2,295,000                   44.50
     Paribas Principal, Inc. (b)...................................             2,000,000                   38.78


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

     Shareholders Agreement

     Quad-C, Paribas and the other shareholders of Holdings entered into a shareholder's agreement effective as of February 6, 1997. Subject to certain requirements under the shareholder's agreement, each shareholder will vote the Common Shares held by it so as to elect to the Board of Directors of Holdings four designees of Quad-C (the "Quad-C Directors"), two designees of Paribas (the "Paribas Directors"), and the chief executive officer of the Company. Although most action by the Board of Directors requires only the vote of a majority of the directors, certain significant corporate actions require the approval of a majority of the Quad-C Directors and at least one Paribas Director.

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

Item 13.  Certain Relationships and Related Transactions

     Quad-C and Paribas. In connection with the Floorcoverings Acquisition, Holdings paid Quad-C a fee of $1.5 million, plus out-of-pocket expenses, for, among other things, its services in analyzing and negotiating acquisition and for analyzing, arranging and negotiating the financing for the Floorcoverings Acquisition. In addition, Holdings entered into an agreement with Quad-C pursuant to which Holdings retained Quad-C to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and securityholders, and the operation and expansion of its business. The agreement provides for payment to Quad-C of an annual fee of $350,000, payable quarterly and reimbursement of out-of-pocket expenses. The agreement will expire in 1999, but will be automatically renewed for successive one-year terms unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Paribas was reimbursed for its out-of-pocket expenses in connection with the Floorcoverings Acquisition.

     Policy.    As required by Delaware law, the material facts as to the
relationship or interest of any person or entity that is affiliated with the Company with respect to a proposed future transaction between the Company and such person or entity will be disclosed to the Company's board of directors or the transaction will be fair to the Company at the time of authorization by the board of directors. Furthermore, under the Shareholders Agreement among Holdings and its shareholders, any transaction with an affiliate must be approved by a majority of the Quad-C Directors and at least one Paribas Director.

                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)  FINANCIAL STATEMENTS:
            ---------------------

                                                                                           Page
                                                                                          Number
                                                                                          ------
       Report of Independent Public Accountants                                             F-1

       Consolidated Statements of Operations for the years ended January 25, 1997,
        January 31, 1998 and January 30, 1999                                               F-2

       Consolidated Statements of Comprehensive Income for the years ended
        January 25, 1997, January 31, 1998 and January 30, 1999                             F-3

       Consolidated Balance Sheets as of January 31, 1998 and January 30, 1999              F-4

       Consolidated Statements of Stockholder's Equity (Deficit) for the years
        ended January 25, 1997, January 31, 1998, and January 30,1999                       F-5

       Consolidated Statements of Cash Flows for the years ended January 25, 1997,
        January 31, 1998, and January 30, 1999                                              F-6

       Notes to Consolidated Financial Statements                                           F-7


       (2)  FINANCIAL SCHEDULES:
            --------------------

       The following financial statement schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the fiscal years ended January 25, 1997, January 31, 1998 and January 30, 1999 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and Subsidiaries.

                                                                          Page
                                                                         Number
                                                                         ------

Report of Independent Public Accountants on Schedule..................     S-1
Schedule II- Valuation and Qualifying Accounts........................     S-2

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

     (3)  EXHIBITS:
          ---------


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

*10.1(a) First Amendment to the Credit Agreement among CAF Holdings, Inc., CAF Acquisition Corporation, various lending institutions and Bankers Trust Company as Agent, incorporated by reference to Exhibit 10.1(a) of the Company's report on Form 10-Q for the fiscal quarter ended April 30, 1998.

*10.1(b) Second Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent, incorporated by reference to
          Exhibit 10.1(b) of the Company's report on Form 10-Q for the fiscal quarter ended August 1, 1998.

*10.1(c) Third Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent, incorporated by reference to
          Exhibit 10.1(c) of the Company's report on Form 10-Q for the fiscal quarter ended October 31, 1998.

 10.1(d) Fourth Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent.

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

*99.2     Notice of Guaranteed Delivery, incorporated by reference to Exhibit
          99.2 of the Registration Statement.

          * Previously filed.

(b)       REPORTS ON FORM 8-K
          -------------------

          None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1999.

                                    COLLINS & AIKMAN FLOORCOVERINGS, INC.



                                    By:  /s/     Edgar M. Bridger
                                        ------------------------------------
                                                 Edgar M. Bridger
                                        President and ChiefExecutive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and the capacities and on the dates indicated.



        Name                       Title                              Date
        ----                       -----                              ----
/s/  Edgar M. Bridger              President, Chief Executive     April 29, 1999
-------------------------------    Officer and Director
Edgar M. Bridger                   (Principal Executive Officer)


/s/ Darrel V. McCay                Vice President and Chief       April 29, 1999
-------------------------------    Financial Officer (Principal
Darrel V. McCay                    Financial & Accounting Officer)


/s/ Terrence D. Daniels            Director                       April 29, 1999
-------------------------------
Terrence D. Daniels


/s/ Stephen M. Burns               Director                       April 29, 1999
-------------------------------
Stephen M. Burns


/s/ Gary A. Binning               Director                        April 29, 1999
-------------------------------
Gary A. Binning


/s/ Stephen Eisenstein            Director                        April 29, 1999
-------------------------------
Stephen Eisenstein


/s/ R. Ted Weschler               Director                        April 29, 1999
-------------------------------
R. Ted Weschler


/s/ J. Hunter Reichert            Director                        April 29, 1999
-------------------------------
J. Hunter Reichert

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To Collins & Aikman Floorcoverings, Inc.:



We have audited the accompanying consolidated balance sheets of COLLINS & AIKMAN FLOORCOVERINGS, INC. (a Delaware corporation) and Subsidiaries ("Company") as of January 31, 1998 and January 30, 1999 and the related consolidated statements of operations, comprehensive income, stockholder's equity and cash flows for the years then ended. We have also audited the accompanying consolidated statements of operations, comprehensive income, stockholder's deficit, and cash flows of Collins & Aikman Floor Coverings, Inc. (a Delaware Corporation) and Subsidiary ("Predecessor") for the year ended January 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and January 30, 1999 and the results of their operations and their cash flows for the years then ended and the results of the Predecessor's operations and their cash flows for the year ended January 25, 1997 in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP




Chattanooga, Tennessee
April 15, 1999

       COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES (Company)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (Predecessor)

                     Consolidated Statements of Operations
  For The Years Ended January 25, 1997, January 31, 1998 and January 30, 1999

                                (In Thousands)



                                                                                    Fiscal Year Ended
                                                              --------------------------------------------------------------
                                                                  (Predecessor)    |       (Company)            (Company)
                                                                January 25, 1997   |   January 31, 1998     January 30, 1999
                                                                   (52 weeks)      |      (53 weeks)           (52 weeks)
                                                              ------------------   |   ----------------     ----------------
                                                                                   |
NET SALES.....................................................       $136,124      |        $160,383             $175,662
                                                                     --------      |        --------             --------
COST OF GOODS SOLD............................................         81,715      |          97,263              103,739
SELLING, GENERAL & ADMIN.  EXPENSES...........................         30,502      |          43,886               45,889
                                                                     --------      |        --------             --------
                                                                      112,217      |         141,149              149,628
                                                                     --------      |        --------             --------
OPERATING INCOME..............................................         23,907      |          19,234               26,034
NET INTEREST EXPENSE..........................................          2,854      |          15,122               14,715
LOSS ON SALES OF ACCOUNTS RECEIVABLE..........................          3,489      |              --                   --
                                                                     --------      |        --------             --------
INCOME BEFORE INCOME TAXES....................................         17,564      |           4,112               11,319
INCOME TAX EXPENSE............................................          6,729      |           1,710                4,871
MINORITY INTEREST IN INCOME OF SUBSIDIARY.....................             --      |              --                   10
                                                                     --------      |        --------             --------
NET INCOME....................................................       $ 10,835      |        $  2,402             $  6,438
                                                                     ========      |        ========             ========



 The accompanying notes are an integral part of these consolidated statements.

       COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES (Company)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (Predecessor)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  For the Years Ended January 25, 1997, January 31, 1998 and January 30, 1999
                                (In Thousands)


                                                      ------------------------------------------------------------------------
                                                          (Predecessor)    |            (Company)                 (Company)
                                                           January 25,     |           January 31,               January 30,
                                                              1997         |               1998                     1999
                                                      ------------------   |     ---------------------     --------------------
                                                                           |
                                                                           |
NET INCOME........................................          $10,835        |               $2,402                   $6,438
                                                                           |
OTHER COMPREHENSIVE INCOME (EXPENSE) NET OF TAX:                           |
     Foreign Currency Translation Adjustments.....               40        |                 (124)                      15
     Additional Minimum Pension Liability.........              (80)       |                   --                       --
                                                            -------        |               ------                   ------
COMPREHENSIVE INCOME..............................          $10,795        |               $2,278                   $6,453
                                                            =======        |               ======                   ======




  The accompanying notes are an integral part of these consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                  As of January 31, 1998 and January 30, 1999
                      (In Thousands, Except Share Amounts)


                                                                                            January 31,       January 30,
                                          ASSETS                                               1998              1999
                                                                                           ------------       -----------
CURRENT ASSETS:
   Cash and Cash Equivalents..............................................................     $  5,699          $  2,211
   Accounts Receivable, Net of Allowances of $300 and $335 in Fiscal
        1997 and Fiscal 1998, Respectively................................................       20,578            23,465
   Inventories............................................................................       15,849            17,343
   Deferred Tax Assets....................................................................        1,533             1,098
   Prepaid Expenses and Other.............................................................          222               752
                                                                                               --------          --------
             Total Current Assets.........................................................       43,881            44,869

PROPERTY, PLANT AND EQUIPMENT, NET........................................................       34,320            40,085
DEFERRED TAX ASSETS.......................................................................        1,368                --
GOODWILL AND OTHER INTANGIBLES, NET.......................................................      128,840           123,365
OTHER ASSETS..............................................................................        8,414             7,095
                                                                                               --------          --------
                                                                                               $216,823          $215,414
                                                                                               ========          ========
                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable.......................................................................     $  7,150          $  8,442
   Accrued Expenses.......................................................................        9,277             8,704
   Current Portion of Long Term Debt......................................................           --               162
                                                                                               --------          --------
             Total Current Liabilities....................................................       16,427            17,308

OTHER LIABILITIES, INCLUDING POSTRETIREMENT BENEFIT
        OBLIGATION........................................................................        4,320             4,041
DEFERRED TAX LIABILITIES..................................................................           --             1,163
LONG TERM DEBT............................................................................      142,000           132,220
MINORITY INTEREST.........................................................................           --               153

COMMITMENTS AND CONTINGENCIES (Note 16)...................................................

STOCKHOLDER'S EQUITY:
   Common Stock ($.01 Par Value per Share, 1,000 Shares
      Authorized, Issued and Outstanding Fiscal 1997 and Fiscal 1998).....................           --                --
   Paid-in Capital........................................................................       51,576            51,576
   Retained Earnings......................................................................        2,402             8,840
   Accumulated Other Comprehensive Income.................................................           98               113
                                                                                               --------          --------
                                                                                                 54,076            60,529
                                                                                               --------          --------
                                                                                               $216,823          $215,414
                                                                                               ========          ========




   The accompanying notes are an integral part of these consolidated balance sheets.

        COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES (Company)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (Predecessor)

           Consolidated Statements of Stockholder's Equity (Deficit)
  For the Years Ended January 25, 1997, January 31, 1998, and January 30, 1999

                                 (In Thousands)




                                                                                      Investments &   Accumulated
                                                                                      Advances from      Other
                                                      Common     Paid-In    Retained    (to) C&A     Comprehensive
                                                      Stock      Capital    Earnings    Products         Income      Total
                                                      ------     -------    --------  -------------  -------------   -----
PREDECESSOR
 Balance, January 27, 1996..........................  $ --         $ 7,821    $  8,105   $(45,456)      $(115)      $(29,645)
  Net Income.........................................   --             --       10,835     10,835          --             --
  Foreign Currency Translation Adjustment............   --             --           --         --          40             40
Additional Minimum Pension Liability.................   --             --           --         --         (80)           (80)
  Net Transactions With C&A Products.................   --             --           --     15,070          --         15,070

BALANCE, January 25, 1997............................   --           7,821      18,940    (30,386)       (155)        (3,780)
                                                      -----        -------    --------   --------       -----       --------
===============================================================================================================================
COMPANY
  Acquisition of C&A Floor Coverings, Inc.:
     Elimination of Predecessor Accounts.............   --          (7,821)    (18,940)    30,386         377          4,002
     Purchase of C&A Floor Coverings, Inc............   --          51,000          --         --          --         51,000
  Capital Contribution by CAF Holdings, Inc..........   --             576          --         --          --            576
  Net Income.........................................   --              --       2,402         --          --          2,402
  Foreign Currency Translation Adjustment............   --              --          --         --        (124)          (124)
                                                      -----        -------    --------   --------       -----       --------
BALANCE, January 31,1998.............................   --          51,576       2,402         --          98         54,076
                                                      -----        -------    --------   --------       -----       --------

     Net Income......................................   --             --        6,438         --          --          6,438
     Foreign Currency Translation Adjustment.........   --             --           --         --          15             15
                                                      -----        -------    --------   --------       -----       --------
BALANCE, January 30, 1999............................ $ --            --      $  8,840   $     --      $  113       $ 60,529
                                                      -----        -------    --------   --------       -----       --------





 The accompanying notes are an integral part of these consolidated statements.

       COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES (Company)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (Predecessor)

                     Consolidated Statements of Cash Flows
  For The Years Ended January 25, 1997, January 31, 1998 and January 30, 1999
                                 (In Thousands)


                                                                             Fiscal Year Ended
                                                    -------------------------------------------------------------------
                                                    (Predecessor)      |          (Company)                (Company)
                                                     January 25,       |         January 31,               January 30,
                                                        1997           |            1998                      1999
                                                    ------------       |         -----------               -----------
                                                                       |
CASH FLOWS FROM OPERATING ACTIVITIES:                                  |
  Net Income...............................          $10,835           |          $   2,402                   $  6,438
                                                     -------           |          ---------                   --------
    Adjustments to reconcile net income to                             |
     net cash                                                          |
        Provided by operating activities:                              |
            Depreciation and leasehold                                 |
             amortization..................            2,201           |              4,795                      5,869
            Amortization of goodwill &                                 |
             other intangible assets.......               --           |              8,468                      7,375
            Amortization of deferred                                   |
             financing fees................               --           |              1,314                      1,316
            Deferred income tax expense....               --           |                 78                      2,966
            Minority interest in income of                             |
             subsidiaries..................               --           |                --                          10
    Changes in operating assets and                                    |
     liabilities net of                                                |
        effects of acquisitions:                                       |
          Accounts receivable..............              670           |             (2,062)                    (2,502)
          Inventories......................           (3,907)          |              2,519                     (1,237)
          Accounts payable.................            1,703           |                362                        615
          Accrued expenses.................               --           |              5,785                       (868)
          Other, net.......................              873           |                540                       (468)
                                                     -------           |          ---------                   --------
              Total adjustments............            1,540           |             21,799                     13,076
                                                     -------           |          ---------                   --------
              Net cash provided by                                     |
               operating activities........           12,375           |             24,201                     19,514
                                                     -------           |          ---------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:                                  |
  Acquisition of C&A Floor Coverings, Inc..               --           |           (197,737)                        --
  Acquisition of Advance Carpet Tiles,                                 |
   Ltd., Net of Cash Acquired..............               --           |                --                      (5,001)
  Additions to Property, Plant & Equipment.           (7,897)          |             (5,119)                    (7,972)
  Other, net...............................               41           |                --                         293
                                                     -------           |          ---------                   --------
              Net cash used in investing                               |
               activities..................           (7,856)          |           (202,856)                   (12,680)
                                                     -------           |          ---------                   --------
                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES:                                  |
  Proceeds from Issuance of Long Term Debt.               --           |            157,000                      1,906
  Repayments of Long Term Debt.............               --           |            (15,000)                   (12,228)
  Capital Contributions from CAF Holdings..               --           |             51,576                         --
  Financing Costs..........................               --           |             (9,366)                        --
  Net Transactions with C&A Products ......           (4,508)          |                 --                         --
                                                     -------           |          ---------                   --------
              Net cash  (used in) provided                             |
               by  financing activities....           (4,508)          |            184,210                    (10,322)
                                                     -------           |          ---------                   --------
                                                                       |
                                                                       |
NET CHANGE IN CASH.........................               11           |              5,555                     (3,488)
                                                                       |
CASH, Beginning of Year....................              133           |                144                      5,699
                                                     -------           |          ---------                   --------
CASH, End of Year..........................          $   144           |          $   5,699                   $  2,211
                                                     =======           |          =========                   ========




 The accompanying notes are an integral part of these consolidated statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION

     Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation incorporated on January 29, 1995), together with its subsidiaries (the "Company") is a leading manufacturer of floorcoverings for the specified commercial floorcoverings market.

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

     Financing for the Acquisition was provided by (i) borrowings of $57.0 million under an $85.0 million senior secured credit facility (the "Credit Facility") among the Company, Holdings, certain lenders, and Bankers Trust Company, as agent, (ii) proceeds from an offering by CAF of $100.0 million aggregate principal amount of 10% Senior Subordinated Notes due in 2007 (the "Senior Subordinated Notes"), and (iii) capital investments of $51.0 million by affiliates of Quad-C, Inc., Paribas Principal Partners ("Paribas"), management of the Company and certain other investors in Holdings.

2.  BASIS OF PRESENTATION

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

     The Acquisition was accounted for by the purchase method of accounting, whereby the purchase price, which includes $27.0 million in consideration for a trade name license agreement, was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of Acquisition. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $71.3 million, which is being accounted for as goodwill and is being amortized over 40 years using the straight line method (See Note 10).

     The following summary presents unaudited pro forma results of operations as if the Acquisition occurred as of January 28, 1996 (in thousands):

                    Net Sales..................... $136,124
                    Operating Income..............   16,674
                    Net Income....................      413

     These pro forma results do not purport to represent what the Company's results of operations would have been if the Acquisition had occurred as of such date nor what results will be for any future period.

3.  PREDECESSOR BASIS OF PRESENTATION

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

     As indicated above, the accompanying consolidated financial statements present the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. In accordance with Staff Accounting Bulletin No. 54 of the Securities and Exchange Commission, C&A Product's investment in the Company is reflected in the consolidated financial statements of the Company. The accompanying consolidated financial statements reflect the allocation of the purchase price in excess of the net assets acquired on the same basis as in consolidation with C&A Corporation. In accordance with the provisions of Staff Accounting Bulletin No. 73, a portion of the debt and the related interest expense of C&A Products has been allocated to the Company in 1995 and 1996 as a result of its guarantee of certain C&A Products debt. The allocations have been made based upon the ratio of the Predecessor's net assets to the consolidated invested capital of C&A Products, which approximates the Predecessor's guaranteed share of the related C&A Products debt. These allocations, which have been made to conform to the presentation requirements of the Securities and Exchange Commission, result in a financial statement presentation that differs from the Predecessor's previous financial statements that excluded these allocated amounts. The average interest rates in effect for fiscal 1996 was 7.9%. In connection with the Acquisition, the Company was released from its guarantee of all C&A Products debt and, accordingly, the Company was not required to repay any of the allocated debt reflected in the accompanying consolidated balance sheets.

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

     Corporate costs of C&A Products totaling $1.5 million have been allocated to the Predecessor for fiscal 1996. In the opinion of management, the method of allocating these costs was reasonable. However, the costs of services charged to the Predecessor are not necessarily indicative of the costs that would have been incurred if the Predecessor had performed these functions prior to the Acquisition. Subsequent to the Acquisition, the Company performed these functions using its own resources and purchased services, including services purchased from C&A Products during a transition period ended January 31, 1998.

     C&A Products administers its self-insurance programs on a corporate wide basis and charges its individual participating subsidiaries and divisions based on estimated claims and loss experience. Costs charged by C&A Products to the Predecessor for product, automotive and general liability, workers' compensation, employee group health claims, and insurance amounted to approximately $1.7 million in fiscal 1996.

     Subsequent to the Acquisition, the Company is insured for product, automotive, general liability and workers' compensation. The Company administers its self-insurance program for employee group health claims. Accordingly, the accompanying consolidated balance sheets as of January 31, 1998 and January 30, 1999 include an accrual for employee group health claims.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc., its subsidiaries and its equity investment. All significant intercompany items have been eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

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

Fiscal Year

     The fiscal year of the Company ends on the last Saturday of January. Fiscal 1996 was a 52-week year which ended on January 25, 1997, fiscal 1997 was a 53-week year which ended on January 31, 1998 and fiscal 1998 was a 52-week year which ended on January 30, 1999.

Foreign Currency

     Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of stockholder's equity. Translation adjustments resulted in changes in accumulated other comprehensive income of approximately $40,000 in fiscal 1996, $(124,000) in fiscal 1997 and $15,000 in fiscal 1998.

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

     The carrying value of the senior credit facility portion of the Company's long term debt approximates the fair value as the Credit Facility (see Note 12) is subject to variable interest rates. The fair value of the Senior Subordinated Notes (see Note 12) at January 30, 1999, representing the amount at which the debt could be exchanged on the open market, is $105.3 million.

Reliance on Principal Supplier

     One supplier currently supplies a significant amount of the Company's requirements for nylon yarn, the principal raw material used in the Company's floorcovering products. While the Company believes that there are adequate alternative sources of supply from which it could fulfill its nylon yarn requirements, the unanticipated termination of the current supply arrangement or a prolonged interruption in shipments could have a material adverse effect on the Company.

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

Income Taxes

     The Company accounts for income taxes under an asset and liability approach pursuant to statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax asset and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date.

Recent Accounting Pronouncements

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

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The statement addresses reporting of operating segment information and disclosures about products, services, geographic areas and major customers. Management has reviewed the requirements of SFAS 131 noting the Company has no separate businesses and all products and end-use markets are within the specified commercial floorcoverings market. Additionally, all Company resources support all products and end-use markets with no allocation to one product or end use other than specific assignments among the sales and
marketing staffs.   Consequently, the Company considers its business as one
reportable segment. In addition, sales to all countries (outside the United States) are immaterial to the consolidated results of the Company, and sales to one customer do not amount to or exceed 10% of the Company's sales.
Accordingly, SFAS 131 does not have an impact on the financial reporting of the Company.

     The Company has adopted Statement of Financial Accounting Standards No. 132, "Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"). The statement revises disclosures regarding pension and other postretirement benefit plans. The Company's disclosures regarding its pension and postretirement benefits plans have been reformatted to meet the requirements of SFAS 132 (see Note 11).

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Since the Company does not hold any derivative instruments, SFAS 133 does not have any impact on the Company's results from operations or financial position.

5.  Acquisition and Investment in Joint Venture

     In June 1998, Collins & Aikman Floorcoverings UK Limited acquired all outstanding capital stock of Advanced Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.8 million, including assumed debt of $0.6 million. Financing for the acquisition was provided under the existing Credit Facility and an agreement to pay $1.9 million to Headlam in September 2000, at an effective interest rate of 8.5%. The ACT acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     In August 1998, the Company entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte. Ltd. Based in Singapore, the newly formed company will market and distribute the Company's products throughout the Asia Pacific region. The Company obtained a 51% ownership in the new company.

6.   INVENTORIES

     Net inventory balances are summarized below (in thousands):

                                                                          January 31,         January 30,
                                                                             1998               1999
                                                                          ----------          ----------
Raw materials.....................................................        $ 7,596               $ 8,951
Work in process...................................................          2,986                 2,440
Finished goods....................................................          5,267                 5,952
                                                                          -------               -------
                                                                          $15,849               $17,343
                                                                          =======               =======

7.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, net, are summarized below (in thousands):

                                                          January 31,         January 30,
                                                            1998                1999
                                                          ----------          -----------
Land and improvements...................................      $ 1,528           $  1,600
Buildings...............................................        8,739             12,051
Machinery and equipment.................................       24,696             34,162
Leasehold improvements..................................           21                 43
Construction in progress................................        4,131              2,851
                                                              -------           --------
                                                               39,115             50,707
Less accumulated depreciation and
         amortization...................................       (4,795)           (10,622)
                                                              -------           --------
                                                              $34,320           $ 40,085
                                                              =======           ========

     Depreciation and leasehold amortization of property, plant and equipment were $2.2 million for fiscal 1996, $4.8 million for fiscal 1997 and $5.9 million for fiscal 1998.

8.   ACCRUED EXPENSES

     Accrued expenses are summarized below (in thousands):

                                                           January 31,       January 30,
                                                              1998              1999
                                                           -----------       -----------
Payroll and employee benefits...........................      $4,354           $4,228
Accrued taxes...........................................       1,153              901
Customer claims.........................................       1,502            1,507
Accrued interest........................................       1,134              828
Other...................................................       1,134            1,240
                                                              ------           ------
                                                              $9,277           $8,704
                                                              ======           ======


9.   RECEIVABLES FACILITY

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

     The receivables were purchased by Carcorp at the face amount of the receivables, less a defined discount. The discount percentage included a yield factor, factors for Carcorp's servicing and processing expenses, as well as other factors, which were subject to variation, based upon the collectibility and aging of the receivables purchased. In connection with the sale of the receivables to Carcorp, the Predecessor recorded losses of $3.5 million for fiscal 1996.

     In connection with the Acquisition, the Predecessor was terminated as a Seller under the Receivables Sale Agreement. Receivables sold by the Predecessor to Carcorp prior to the termination of the Predecessor as a Seller remained with Carcorp. Under the terms of the Acquisition, C&A Products remitted, as collected, the accounts receivable receipts relating to the Predecessor's open accounts held by Carcorp at the date of closing. As of January 31, 1998, all accounts receivable held by Carcorp at the date of closing had been collected.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the cost of the net assets of the acquired entity over the fair market value of net tangible and identified intangible assets in connection with the acquisition. The Company reviews the carrying value of goodwill for impairment using undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Goodwill and Other Intangible Assets consisted of the following:

                                                                    January 31,        January 30,
                                                                       1998               1999
                                                                   -----------         -----------

Goodwill.........................................................     $ 71,308           $ 73,207
Patent...........................................................       27,000             27,000
Tradename Use Agreement..........................................       27,000             27,000
Non-Compete Agreement............................................       12,000             12,000
Accumulated Amortization.........................................       (8,468)           (15,842)
                                                                      --------           --------
                                                                      $128,840           $123,365
                                                                      ========           ========

     Amortization is calculated on the straight-line basis over the following lives:

                     Goodwill................... 40 Years
                     Patent..................... 11 Years
                     Tradename Use Agreement.... 40 Years

     Amortization for the Non-Compete Agreement is calculated using the double-declining balance method over seven years.

11.  EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan

     Subsequent to the Acquisition, the Company began a defined contribution plan in which certain of the Company's employees who met eligibility requirements were included. The Company's contributions are based on specified formulas as specified in the plan document. The accompanying statements of operations includes expenses of approximately $514,000 and $467,000 for fiscal 1997 and 1998, respectively, for the Company's contributions to the plan.

     Defined Benefit Plan

     Subsequent to the Acquisition, substantially all domestic employees of the Company who met eligibility requirements participate in a defined benefit plan, which is administered by the Company. Plan benefits are generally based on years of service and employees' compensation during their years of employment. The Company's policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

     The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company's consolidated financial statements at January 31, 1998 and January 30, 1999 (in thousands).


                                                                         Fiscal Year Ended
                                                                   --------------------------------
                                                                   January 31,          January 30,
                                                                     1998                 1999
                                                                   -----------          -----------
Change in Benefit Obligation:
   Benefit obligation at beginning of year......................       $  --             $  452
   Service cost.................................................         422                533
   Interest cost................................................          30                 75
   Actuarial losses.............................................          --                102
   Benefits paid................................................          --                 --
                                                                       -----             ------
   Benefit obligation at end of year............................       $ 452             $1,162
                                                                       =====             ======

Change in Plan Assets:
   Fair value of plan assets at beginning of year...............       $ --              $   --
   Company contributions........................................         --                 298
   Actual return on plan assets.................................         --                  32
   Benefits paid................................................         --                  --
                                                                       -----             ------
   Fair value of plan assets at end of year.....................       $ --              $  330
                                                                       =====             ======
Funded Status of the Plan:
   Funded status at end of year.................................       $(452)            $ (832)
   Unamortized net actuarial losses.............................         --                  74
                                                                       -----             ------
   Accrued benefit cost.........................................       $(452)            $ (758)
                                                                       =====             ======



                                                                         Fiscal Year Ended
                                                                   --------------------------------
                                                                   January 31,          January 30,
                                                                     1998                 1999
                                                                   -----------          -----------
Net Pension Cost Includes the Following Components:
  Service cost--benefits earned during the period..............        $ 422             $  533
  Interest cost on project benefit obligations.................           30                 75
  Expected return on plan assets...............................           --                 (9)
  Recognized net actuarial losses..............................           --                  5
                                                                       -----             ------
  Net periodic pension expense for year........................        $ 452             $  604
                                                                       =====             ======


     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at January 31, 1998 and January 30, 1999. The expected rate of increase in future compensation levels was 5.0% in fiscal 1997 and 1998 and the expected long-term rate of return on plan assets was 9.0% in fiscal 1997 and 8.0% in fiscal 1998.

     Postretirement Benefit Plan

     The Company provides life and health coverage for certain of the Company's retirees under plan currently in effect. The plan is closed to new enrollment; therefore, the Company's current employees will not be eligible for coverage when they reach retirement age. Participation in the plan is limited to those employees retired as of February 6, 1997.

     The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company's consolidated financial statements at January 31, 1998 and January 30, 1999 (in thousands).

                                                                         Fiscal Year Ended
                                                                   --------------------------------
                                                                   January 31,          January 30,
                                                                     1998                 1999
                                                                   -----------          -----------
Change in Benefit Obligation:
   Benefit obligation at beginning of year...................       $ 1,239              $ 1,344
   Service cost..............................................            43                   47
   Interest cost.............................................            88                   93
   Actuarial losses..........................................            --                   27
   Benefits paid.............................................           (26)                 (34)
                                                                    -------              -------
   Benefit obligation at end of year.........................       $ 1,344              $ 1,477
                                                                    =======              =======
Funded Status of the Plan:
   Funded status at end of year..............................       $(1,344)             $(1,477)
   Unamortized net actuarial losses..........................            --                   27
                                                                    -------              -------
   Accrued Benefit Cost......................................       $(1,344)             $(1,450)
                                                                    =======              =======



                                                                         Fiscal Year Ended
                                                                   --------------------------------
                                                                   January 31,          January 30,
                                                                     1998                 1999
                                                                   -----------          -----------
Net Pension Cost Includes the Following Components:
  Service cost--benefits earned during the period.........          $     43             $    47
  Interest cost on project benefit obligations............                88                  93
                                                                    --------             -------
  Net periodic pension expense for year...................          $    131             $   140
                                                                    ========             =======

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at January 31, 1998 and January 30, 1999. This plan is unfunded. For measurement purposes, 6.0% increase in the per capita cost of covered health care benefits was assumed for 1998. The Plan allowed for an increase in employer-paid cost for 1998 of 6.0% over 1997 costs with no additional increases after 1998; therefore, the health care cost trend rate assumption has no impact on the obligation of the Company.

12.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                        January 31,      January 30,
                                                           1998             1999
                                                        -----------      -----------

10% Senior Subordinated Notes, due 2007..............   $100,000         $100,000
Senior Secured Credit Facility.......................     42,000           29,900
Other Debt...........................................         --            2,482
                                                        --------         --------
          Total Debt.................................   $142,000         $132,382
Less Current Maturities..............................         --              162
                                                        --------         --------
                                                        $142,000         $132,220
                                                        ========         ========

SENIOR SUBORDINATED NOTES

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

SENIOR SECURED CREDIT FACILITY

     Also concurrent with the consummation of the Acquisition, the Company entered into a Senior Secured Credit Facility (the "Credit Facility"). The Credit Facility consists of a term loan facility in the amount of $55.0 million due in quarterly installments through June 30, 2002 and a revolving credit facility in the amount of $30.0 million due June 30, 2002, which includes a letter of credit sublimit of $8.0 million. Loans under the term loan facility and $2.0 million under the revolving credit facility were borrowed to finance the Acquisition. During fiscal 1997, $2.0 million of the revolving credit facility was repaid, $3.0 million of the term loan facility was repaid and $10.0 million of the term loan facility was voluntarily prepaid. During fiscal 1998, $12.1 million of the term loan facility was voluntarily prepaid.

     The Company's obligations under the Credit Facility are secured by a pledge of all the capital stock and the tangible and intangible assets of the Company and 65% of the capital stock of, or equity interests in, each foreign subsidiary of the Company.

     The Credit Facility contains restrictive covenants including minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash charges), interest coverage and leverage ratios. In addition, the Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, and other matters
customarily restricted in loan agreements.   As of January 30, 1999, the Company
was in default under one of these covenants and has received an amendment to the Credit Facility and waiver of default for this non-conformance for the year ended January 30, 1999.

     The Company has made four amendments to the Credit Facility. The first amendment related to certain restrictive covenants of the Credit Facility allowing increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years. The second amendment provided better interest rates based on the Company's leverage ratio for the immediately preceding twelve months. The third amendment provided for the ability to purchase up to $5.0 million of the Company's Senior Subordinated Notes on open markets. The fourth amendment increased the limit for capital expenditures during fiscal 1998.

     The Credit Facility bears interest at a per annum rate equal to the Company's choice of (a) an adjusted rate based on the Eurodollar Rate plus a Eurodollar margin or (b) Base Rate, as defined by the Credit Facility, plus a Base Rate Margin. The Eurodollar Margin and the Base Rate Margin adjust quarterly on a sliding scale based on the Company's leverage ratio for the immediately preceding twelve months. The weighted average interest rate under the Credit Facility at January 30, 1999 was 7.20%.

OTHER LONG-TERM DEBT

     Concurrent with the consummation of the ACT Acquisition, the Company agreed to pay to the seller $1.9 million in September 2000 at an effective interest rate of 8.5%. In addition, the Company assumed $0.6 in vendor financing related to equipment purchases which are payable monthly.

     Financing costs of 8.3 million and $7.0 million associated with the issuance of the Credit Facility and Senior Notes are included in other assets on the accompanying Balance Sheets as of January 31, 1998 and January 30, 1999, respectively. These costs are being amortized on the straight-line method over the term of the respective debt agreements. Amortization expense charged to interest expense was $1.3 million in fiscal 1997 and 1998.

     At January 30, 1999, the scheduled annual maturities of long-term debt are as follows (in thousands):

            Fiscal Year:
               1999................................ $    162
               2000................................    9,010
               2001................................   15,135
               2002................................    8,075
               2003................................       --
               Thereafter..........................  100,000
                                                    --------
                                                    $132,382
                                                    ========

     Total interest paid by the Company on all indebtedness was $12.8 million and $13.6 million for fiscal 1997 and 1998, respectively.

13.  INCOME TAXES

     Prior to the Acquisition, the Predecessor was included in the consolidated federal income tax return of C&A Corporation and state and foreign income taxes were provided on a separate return basis. C&A Products and its subsidiaries, including the Predecessor, were parties to a tax-sharing agreement with C&A Corporation which provided for tax-sharing payments to or from C&A Corporation, calculated in accordance with federal tax regulations, based on taxable income. C&A Corporation, as appropriate, paid such amounts to the Internal Revenue Service ("IRS") and/or distributes the amounts to the companies included in its consolidated income tax return that generated losses which resulted in reduced payments to the IRS. In fiscal 1996, the Predecessor received, under the tax-sharing agreement, an additional benefit of $5 million that has been reported as a component of net transactions with C&A Products.

     Domestic and foreign components of income before income taxes are summarized as follows
(in thousands):


                                                         Fiscal Year Ended
                                          ---------------------------------------------------
                                          (Predecessor)    |       (Company)       (Company)
                                           January 25,     |      January 31,      January 30,
                                             1997          |        1998              1999
                                          ------------     |      -----------      -----------
                                                           |
Domestic................................     $17,430       |      $4,112             $12,176
Foreign.................................         134       |          --                (857)
                                             -------       |      ------             -------
                                             $17,564       |      $4,112             $11,319
                                             =======       |      ======             =======

     Components of the income tax provision for fiscal 1996, fiscal 1997, and fiscal 1998 are summarized as follows (in thousands):

                                                                 Fiscal Year Ended
                                                 ---------------------------------------------------
                                                 (Predecessor)    |       (Company)       (Company)
                                                  January 25,     |      January 31,      January 30,
                                                     1997         |         1998              1999
                                                 ------------     |      -----------      -----------
                                                                  |
Current:                                                          |
     Federal...................................     $5,289        |       $1,485          $1,682
     State.....................................        838        |          147             223
                                                    ------        |       ------          ------
                                                     6,127        |        1,632           1,905
                                                    ======        |       ======          ======
Deferred:                                                         |
     Federal...................................        521        |           71           2,758
     State.....................................         81        |            7             208
                                                    ------        |       ------          ------
                                                       602        |           78           2,966
                                                    ------        |       ------          ------
Income tax expense.............................     $6,729        |       $1,710          $4,871
                                                    ======        |       ======          ======



     Collins & Aikman Floorcoverings UK Limited had sufficient loss carryforwards to offset taxable income in fiscal 1996. No benefit was recorded for the foreign operating losses in fiscal 1997 and 1998. Therefore, no foreign income tax expense is reflected in the statements of operations.

     Reconciliation between income taxes computed at the federal rate and the provision for income taxes is as follows (in thousands):

                                                                 Fiscal Year Ended
                                                 ---------------------------------------------------
                                                 (Predecessor)     |      (Company)       (Company)
                                                  January 25,      |     January 31,      January 30,
                                                     1997          |        1998              1999
                                                 ------------      |     -----------      -----------
                                                                   |
Amount at statutory federal rate of 35%........     $6,147         |       $1,439           $3,962
State income taxes, net of federal income                          |
      tax benefit..............................        597         |          142              385
Foreign taxes..................................        (47)        |           --               --
Change in valuation allowance..................         --         |           --              257
Other..........................................         32         |          129              267
                                                    ------         |       ------           ------
Income tax expense.............................     $6,729         |       $1,710           $4,871
                                                    ======         |       ======           ======


     The components of the net deferred tax assets as of January 31, 1998 and January 30, 1999 were as follows (in thousands):

                                                          January 31,       January 30,
                                                             1998              1999
                                                          -----------       -----------
Deferred tax assets:
     Warranty & customer claims accruals................     $1,230           $1,232
     Employee benefits..................................        875              861
     Inventory reserves.................................        890               98
     Other liabilities and reserves.....................        756              714
     Foreign net operating loss carryforwards...........         91              348
     Valuation allowance................................        (91)            (348)
                                                             ------           ------
               Total deferred tax assets................      3,751            2,905
                                                             ------           ------
Deferred tax liabilities:
     Deferred financing fees............................        656              416
     Property, plant and equipment......................        174            1,774
     Goodwill and intangible amortization...............         20              780
                                                             ------           ------
                Total deferred tax liabilities..........        850            2,970
                                                             ------           ------
Net deferred tax assets (liabilities)...................     $2,901           $  (65)
                                                             ======           ======

     The valuation allowance is provided because, in management's assessment, it was uncertain whether the net deferred tax asset related to the foreign net operating loss carryforwards would be realized.

     Payments for income taxes by the Company amounted to $1.3 million and $3.4 million for fiscal 1997 and 1998, respectively.

14.  STOCK OPTIONS

     In February 1997, Holdings adopted the 1997 Stock Option Plan (the "Plan"), under which 800,000 shares of CAF Holdings, Inc. common stock are authorized and reserved for use in the Plan. The Plan allows the issuance of nonqualified stock options at an exercise price determined by Holdings' board of directors.
A certain number of options granted during 1997 become exercisable over nine years and expire eleven years from the date of grant. Accelerated vesting may occur for these options, as well as for incremental levels of additional options, based on achievement of specific performance targets. Accelerated vesting may also occur due to a change in control. At January 31, 1998 and January 30, 1999, no shares are exercisable. The following table summarizes the activity in the Plan for fiscal 1997 and 1998:

                                                                                      Number of            Exercise
                                                                                        Shares              Price
                                                                                     -----------          ---------
Granted in fiscal 1997 and outstanding at January 31, 1998.................             714,609             $1.00
Granted....................................................................               7,770             $1.00
Canceled...................................................................             (11,426)            $1.00
                                                                                        -------             -----
Outstanding at January 30, 1999............................................             710,953             $1.00
                                                                                        =======             =====

     The Company has elected to account for its stock-based compensation plan under Accounting Principles Board Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997 and 1998 using the minimum value option pricing model as prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" and using a weighted average risk free interest rate of 6.5%, an expected dividend yield of 0%, and an expected life of nine years for fiscal 1997 grants and eight years for 1998 grants.

     The total values of the options granted during 1997 and 1998 were approximately $313,000 and $128,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for the plan in accordance with SFAS No. 123, additional compensation expense related to these options would have been immaterial for fiscal 1997 and 1998.

15.  RELATED-PARTY TRANSACTIONS

     Prior to January 25, 1997, the Predecessor, together with other subsidiaries of C&A Products, was guarantor of certain indebtedness of C&A Products. In connection with the Acquisition, the Company was released from this guarantee.

     C&A Products performed certain services and incurred certain costs for the benefit of the Company. Services provided include tax services, treasury services, risk management, employee benefit services, legal services, accounts receivable servicing, and other general corporate services. Costs allocated to the Predecessor for these services totaled $1.5 million in fiscal 1996.

     The Predecessor utilized facilities and services available at C&A Products' New York office. The Predecessor was allocated a portion of the cost for these facilities based on the actual facilities and services utilized. Costs for these facilities and services totaling $171,000 in fiscal 1996 are included in the accompanying consolidated statements of operations.

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

     In connection with the Acquisition, the Company paid Quad-C a fee of $1.5 million, plus out-of-pocket expenses, for, among other things, its services in analyzing and negotiating the Acquisition and for analyzing, arranging and negotiating the financing for the Acquisition. In addition, Holdings entered into an agreement with Quad-C pursuant to which Holdings retained Quad-C to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. The agreement provides for payment to Quad-C of an annual fee of $350,000, payable quarterly and reimbursement of out-of-pocket expense. The agreement will expire in 1999, but will be automatically renewed for successive one-year terms unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Paribas was reimbursed and will be reimbursed for its out of pocket expenses associated with the Acquisition and the operations of the Company.

16.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company is obligated under various leases for office space, machinery and equipment. At January 30, 1999 future minimum lease payments under operating leases are as follows (in thousands):

              Fiscal Year:
              1999.......................... $  961
              2000..........................    880
              2001..........................    717
              2002..........................    634
              2003..........................    486
              Thereafter....................    803
                                             ------
                                             $4,481
                                             ======

     Rental expense under operating leases was approximately $816,000, $942,000 and $1,307,000 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

Environmental

     The Company is subject to federal, state and local laws and regulations concerning the environment. At January 30, 1999, management concluded that no environmental reserves were required. In the opinion of the Company's management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

Other Commitments

     In connection with certain product installation contracts, the Company issues performance bonds. No liability for these bonds is reflected in the accompanying consolidated balance sheets because, in management's opinion, based on the facts presently known to it, all product installation contracts have been and will be fulfilled in accordance with their terms.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Collins & Aikman Floorcoverings, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and Subsidiaries ("Company") and Collins & Aikman Floor Coverings, Inc. and Subsidiary ("Predecessor") included in this Form 10-K, and have issued our report thereon dated April 15, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP





Chattanooga, Tennessee
April 15, 1999

        COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES (Company)

      COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARY (Predecessor)

                 Schedule II--Valuation and Qualifying Accounts
   For the Years ended January 25, 1997, January 31, 1998 and January 30,1999
                                 (In Thousands)



                                        BALANCE AT        CHARGED TO                         CHARGED                   BALANCE
                                       BEGINNING OF        COSTS AND                          OTHER      DEDUCTIONS   AT END OF
            DESCRIPTION                   PERIOD           EXPENSES         ADDITIONS        ACCOUNTS        (a)       PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

PREDECESSOR
Year ended January 25, 1997
     Allowance for doubtful
      accounts.....................      $ 88               $ 18              $   --          $  --         $ (91)       $ 15
-----------------------------------------------------------------------------------------------------------------------------------


COMPANY
   Year ended January 31, 1998
     Allowance for doubtful
      accounts.....................      $ 15               $116              $303(b)         $ --          $(134)       $300


    Year ended January 30, 1999
       Allowance for doubtful
        accounts...................      $300               $159                47(c)        $ --           $(171)      $335




Notes:
(a) Represents write-off accounts to be uncollectible, less recovery of amounts previously written off.
(b) Represents additional provision recorded at the purchase of C&A Floor Coverings, Inc.
(c)  Represents provision acquired at the purchase of Advance Carpet Tiles, Ltd.