Form 10-Q
period 1999-05-01
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1999-06-02
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549



                                   FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---
                    Of the Securities Exchange Act of 1934

                       For the quarter ended May 1, 1999

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



The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of June 2, 1999.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES



                                     INDEX

                                                                                      Page No.

Part I.    Financial Information
           Item 1.     Financial Statements

                Condensed Consolidated Statements of Operations - Three Months
                   Ended May 2, 1998 And May 1, 1999                                     3

                Condensed Consolidated Statements of Comprehensive Income - Three
                   Months Ended May 2, 1998 And May 1, 1999                              4

                Condensed Consolidated Balance Sheets - As of January 30, 1999 And
                   May 1, 1999                                                           5

                Condensed Consolidated Statements of Cash Flows - Three Months
                   Ended May 2, 1998 And May 1, 1999                                     6

                Notes to Condensed Consolidated Financial Statements                     7

           Item 2. Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                                             9


Part II.   Other Information

           Item 6. Exhibits And Reports on Form 8-K                                     13

                        PART 1 - FINANCIAL INFORMATION



Item 1.   Financial Statements


              COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

              FOR THE THREE MONTHS ENDED MAY 2, 1998 AND MAY 1, 1999
                                (In Thousands)




                                                                     Three Months Ended
                                                      -----------------------------------------------
                                                                May 2,                    May 1,
                                                                 1998                     1999
                                                      --------------------      ---------------------

NET SALES...........................................  $             38,943      $             39,179

COST OF GOODS SOLD..................................                22,540                    23,079
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........                11,965                    11,667
                                                      --------------------      --------------------
                                                                    34,505                    34,746
                                                      --------------------      --------------------
OPERATING INCOME....................................                 4,438                     4,433

NET INTEREST EXPENSE................................                 3,612                     3,397
                                                      --------------------      --------------------


INCOME BEFORE INCOME TAXES AND MINORITY INTEREST....                   826                     1,036
INCOME TAX EXPENSE..................................                   354                       389
MINORITY INTEREST IN INCOME OF SUBSIDIARY...........                    --                         5
                                                      --------------------      --------------------
NET INCOME..........................................  $                472      $                642
                                                      ====================      ====================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

            FOR THE THREE MONTHS ENDED MAY 2, 1998 AND MAY 1, 1999
                                (In Thousands)


                                                                  Three Months Ended
                                                      ---------------------------------------------
                                                               May 2,                     May 1,
                                                               1998                      1999
                                                      ---------------------     --------------------
NET INCOME...........................................  $               472      $               642

OTHER COMPREHENSIVE INCOME (EXPENSE) NET OF TAX:
     Foreign Currency Translation Adjustments........                  (51)                    (183)
                                                      ---------------------     --------------------

COMPREHENSIVE INCOME.................................  $               421      $               459
                                                      =====================     ====================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    AS OF JANUARY 30, 1999 AND MAY 1, 1999
                                (In Thousands)


                                                                                                                (Unaudited)
                                                                                         January 30,              May 1,
                                                                                            1999                   1999
                                                                                     -------------------    -------------------
                                      ASSETS
CURRENT ASSETS:
     Cash..........................................................................   $            2,211     $              820
     Accounts Receivable, Net......................................................               23,465                 24,075
     Inventories...................................................................               17,343                 25,118
     Deferred Tax Assets...........................................................                1,098                  1,181
     Prepaid Expenses And Other....................................................                  752                    689
                                                                                     -------------------    -------------------
           Total Current Assets....................................................               44,869                 51,883

PROPERTY, PLANT AND EQUIPMENT, NET.................................................               40,085                 39,625
GOODWILL AND OTHER INTANGIBLE ASSETS...............................................              123,365                121,703
OTHER ASSETS.......................................................................                7,095                  6,781
                                                                                     -------------------    -------------------
                                                                                      $          215,414     $          219,992
                                                                                     ===================    ===================

                       LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts Payable...............................................................  $            8,442     $           12,762
     Accrued Expenses...............................................................               8,704                 10,068
     Current Portion of Long-Term Debt..............................................                 162                    160
                                                                                     -------------------    -------------------
           Total Current Liabilities...............................................               17,308                 22,990

OTHER, INCLUDING POST-RETIREMENT BENEFIT
  OBLIGATION.......................................................................                4,041                  4,041
DEFERRED TAX LIABILITIES...........................................................                1,163                  1,525
LONG-TERM DEBT.....................................................................              132,220                130,286
MINORITY INTEREST..................................................................                  153                    158

COMMITMENTS AND CONTINGENCIES......................................................

STOCKHOLDER'S EQUITY:
     Common Stock ($.01 Par Value Per Share, 1,000
       Shares Authorized, Issued & Outstanding)...................................                    --                     --
     Additional Paid-In Capital....................................................               51,576                 51,576
     Retained Earnings.............................................................                8,840                  9,486
     Accumulated Other Comprehensive Income........................................                  113                    (70)
                                                                                     -------------------    -------------------
                                                                                                  60,529                 60,992
                                                                                     -------------------    -------------------
                                                                                      $          215,414     $          219,992
                                                                                     ===================    ===================




  The accompanying notes are an integral part of these condensed consolidated balance sheets.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                FOR THE THREE MONTHS MAY 2, 1998 AND MAY 1, 1999
                                 (In Thousands)


                                                                                             Three Months Ended
                                                                            ---------------------------------------------------
                                                                                    May 2,                      May 1,
                                                                                     1998                        1999
                                                                            -----------------------     -----------------------
CASH PROVIDED BY (USED IN):

OPERATIONS:
Net Income For The Period..............................................       $               472         $               642
Items Not Affecting Cash:
     Depreciation of capital assets....................................                     1,327                       1,539
     Amortization of goodwill and other intangible assets..............                     1,836                       1,662
     Amortization of deferred financing fees...........................                       329                         329
     Deferred income tax expense (benefit).............................                      (134)                        279
     Minority interest in income of subsidiary.........................                        --                           5
Changes In Operating Assets And Liabilities, Net of Assets Acquired:
     Accounts receivable...............................................                    (2,629)                       (610)
     Inventory.........................................................                    (5,226)                     (7,775)
     Accounts payable..................................................                     1,837                       4,320
     Accrued liabilities...............................................                     2,924                       1,366
     Other operating activities........................................                      (458)                        (77)
                                                                            -----------------------     -----------------------
        Net cash provided by operating activities......................                       278                       1,680
                                                                            -----------------------     -----------------------

INVESTING:
Purchase of Capital Assets.............................................                    (1,464)                     (1,125)
                                                                            -----------------------     -----------------------
      Net cash used in investing activities............................                    (1,464)                     (1,125)
                                                                            -----------------------     -----------------------

FINANCING:
Proceeds From Bank Financing...........................................                     4,000                          --
Repayments of Long Term Debt...........................................                    (3,000)                     (1,946)
                                                                            -----------------------     -----------------------
      Net cash provided by (used in) financing activities..............                     1,000                      (1,946)
                                                                            -----------------------     -----------------------

INCREASE (DECREASE)  IN CASH DURING THE PERIOD.........................                      (186)                     (1,391)
CASH - BEGINNING OF PERIOD.............................................                     5,699                       2,211
                                                                            -----------------------     -----------------------

CASH - END OF PERIOD...................................................       $             5,513         $               820
                                                                            =======================     =======================



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

     On February 6, 1997, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, acquired from a wholly owned subsidiary of Collins & Aikman Corporation all the outstanding capital stock of the Company (the "Floorcoverings Acquisition") for $195.6 million, plus transaction costs. Financing for the Floorcoverings Acquisition was provided by (i) borrowings of $57.0 million under an $85.0 million Senior Secured Credit Facility (the "Credit Facility"), (ii) proceeds from an offering by the Company of $100.0 million aggregate principal of 10% Senior Subordinated Notes due in 2007, and (iii) capital investments of $51.0 million by affiliates of Quad-C, Inc., Paribas Principal Partners, management of the Company and certain other investors in Holdings. Simultaneous with the consummation of the Floorcoverings Acquisition, CAF was merged with and into the Company.

     These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. These condensed consolidated financial statements should be read in conjunction with the January 30, 1999 consolidated financial statements of the Company included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.   Inventories

     Net inventory balances are summarized below (in thousands):


                                                                                                   (Unaudited)
                                                                      January 30,                    May 1,
                                                                         1999                         1999
                                                                 ---------------------        ---------------------
Raw materials............................................         $              8,951         $             13,209
Work in process..........................................                        2,440                        3,812
Finished goods...........................................                        5,952                        8,097
                                                                 ---------------------        ---------------------
                                                                  $             17,343         $             25,118
                                                                 =====================        =====================

3.   Long Term Debt

     In the first quarter of 1999, the Company amended a restrictive covenant of the Credit Facility, which increased flexibility of the amount of capital expenditures permitted to be spent in Fiscal 1998.


4.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Since the Company does not hold any derivative instruments, SFAS 133 will not have any impact on the Company's results from operations or financial position.

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

     On February 6, 1997, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of CAF Holdings, Inc., purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from a wholly owned subsidiary of Collins & Aikman Corporation (the "Floorcoverings Acquisition"). Simultaneous with the consummation of the Floorcoverings Acquisition, CAF was merged with and into the Company.

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

     In August 1998, the Company entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte. Ltd. Based in Singapore, the newly formed company will market and distribute the Company's products throughout the Asia Pacific region. The Company obtained a 51.0% ownership in the new company.


RESULTS OF OPERATIONS
---------------------

Quarter Ended May 1, 1999 ("First Quarter 1999") As Compared with Quarter Ended
-------------------------------------------------------------------------------
May 2, 1998 ("First Quarter 1998")
----------------------------------

     Net Sales. Net sales for the First Quarter 1999 were $39.2 million, an increase of 0.6% from the $38.9 million for the First Quarter 1998. This slight sales increase was attributable to the addition of ACT offset by lower average selling prices.

     Cost of Goods Sold. Cost of goods sold increased to $23.1 million for the First Quarter 1999 from $22.5 million in the First Quarter 1998, an increase of 2.4%. As a percentage of sales, these costs were 58.9% and 57.9%, respectively. This cost increase was due to increased sales volume partially offset by improved manufacturing efficiencies on the higher volume. The increase in cost of goods sold as a percentage of sales was due to lower average selling prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $1.7 million, for the First Quarter 1999 decreased to $11.7 million, a decrease of 2.5% from $12.0 million in the First Quarter 1998 which included goodwill and intangible assets amortization of $1.8 million. As a percentage of sales, these expenses decreased to 29.8% from 30.7%. These lower costs related to reduced amortization of intangible assets and cost improvement measures by the Company.

     Interest Expense. Net interest expense for the First Quarter 1999 decreased to $3.4 million from $3.6 million in the First Quarter 1998. This slight decrease was due to lower total indebtedness during the period.

     Net Income. Net income for the First Quarter 1999 increased to $0.6 million from $0.5 million in the First Quarter 1998. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA for the First Quarter 1999 and the First Quarter 1998 was $7.6 million. As a percentage of sales, EBITDA was 19.5% in the First Quarter 1999 and First Quarter 1998. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital, capital expenditures and debt service. The Company has historically financed its cash requirements primarily through internally generated cash flows.

     Net cash provided by operating activities in the First Quarter 1999 was $1.7 million compared to $0.3 million in the First Quarter 1998. The change is primarily due to a positive $0.8 million swing in net working capital and an increase in net income and deferred income tax expense.

     Capital expenditures totaled $1.1 million during the First Quarter 1999 compared to $1.5 million during the First Quarter 1998. The $0.4 million decrease from the First Quarter 1998 was primarily due to increased spending in the First Quarter 1998 for expansions in the Company's tufting and finishing plants. Fiscal 1999 capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and capacity enhancements. The Company expects to incur capital expenditures of approximately $6.3 million during the fiscal year 1999.

     Concurrent with the consummation of the Floorcoverings Acquisition, the Company incurred significant indebtedness, which consisted of $100.0 million of 10% Senior Subordinated Notes due 2007 (the "Senior Notes"), $55.0 million in term loan borrowings and $2.0 million in revolving credit borrowings under the Credit Facility. During fiscal 1998 and 1997, the Company voluntarily prepaid $23.1 million of the term loan borrowings. Additionally, on February 18, 1999, the Company prepaid an additional $1.9 million of the term loan borrowings. The term loan portion of the Credit Facility will mature on June 30, 2002 and, as of January 30, 1999, will require annual principal payments (payable in quarterly installments) totaling $1.3 million in the third quarter of fiscal 2000 and $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. As of May 1, 1999, there was $26.3 million (net of $3.7 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

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

     The Company's ability to make scheduled payments of principal, interest, or to refinance its indebtedness (including the Senior Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the Credit Facility, will be adequate to meet the Company's anticipated future requirements for capital expenditures and debt service. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures.


IMPACT OF INFLATION
-------------------

     The impact of inflation on the Company's operations has not been significant in recent years. Historically, when the Company has received inflationary price increases in its primary raw material, nylon fiber, it has generally been passed on to the Company's customers. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

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

     The Company's review of its IT systems was substantially completed in conjunction with the systems review for the Floorcoverings Acquisition while remaining reviews were completed during the first quarter of 1999. Due to conversions already completed to address the separation from its former parent and conversions completed in the first quarter of 1999, the Company considers its IT systems risk to be minimal and will only formulate contingency plans should it become necessary. Costs associated with these conversions were planned outside of the Company's Year 2000 review.

     The Company's review of Non-IT systems is ongoing with expected completion by June 1999. Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures, which were planned outside of the Company's Year 2000 review. Management believes its Non-IT risks are minimal and will formulate contingency plans as necessary.

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

Dated:  June 2, 1999



                                   COLLINS & AIKMAN FLOORCOVERINGS, INC.
                                   (Registrant)



                           By:     /s/  Darrel V. McCay
                                   ---------------------------------------------
                                   Darrel V. McCay
                                   Vice-President and Chief Financial Officer
                                   (Duly authorized Officer and Principal
                                   Financial and Accounting Officer)