Form 10-Q
period 1999-07-31
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1999-09-14
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---      Of the Securities Exchange Act of 1934

                      For the quarter ended July 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No      .
                                       -----    _____


The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of September 14, 1999.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                Page No.
Part I.   Financial Information

          Item 1.    Financial Statements

               Condensed Consolidated Statements of Operations - For The
                Thirteen Weeks and Twenty-Six Weeks Ended August 1, 1998
                and July 31, 1999                                                    3

               Condensed Consolidated Statements of Comprehensive Income -
                For The Thirteen Weeks and Twenty-Six Weeks Ended
                and August 1, 1998 July 31, 1999                                     4

               Condensed Consolidated Balance Sheets - As of January 30,
                1999 and July 31, 1999                                               5

               Condensed Consolidated Statements of Cash Flows - For The
                Thirteen Weeks and Twenty-Six Weeks Ended August 1, 1998
                and July 31, 1999                                                    6

               Notes to Condensed Consolidated Financial Statements                  7

          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                      10

Part II.  Other Information

          Item 6.    Exhibits and Reports on Form 8-K                               15

                        PART 1 - FINANCIAL INFORMATION

     Item 1.   Financial Statements


            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                    ENDED AUGUST 1, 1998 AND JULY 31, 1999
                                (In Thousands)

                                                  Thirteen Weeks                       Twenty-Six Weeks
                                           --------------------------------      ---------------------------------
                                              August 1,          July 31,          August 1,           July 31,
                                                 1998              1999              1998                1999
                                           --------------       -----------      -------------       -------------
NET SALES..............................       $    55,161        $   67,341         $   94,104         $   106,520

COST OF GOODS SOLD.....................            31,981            39,336             54,521              62,415
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES............................            11,738            14,331             23,703              25,998
                                           --------------       -----------      -------------       -------------
                                                   43,719            53,667             78,224              88,413
                                           --------------       -----------      -------------       -------------
OPERATING INCOME.......................            11,442            13,674             15,880              18,107

EQUITY IN EARNINGS OF CHROMA
   SYSTEMS PARTNERS....................                --               134                 --                 134
NET INTEREST EXPENSE...................             3,765             3,821              7,377               7,218
                                           --------------       -----------      -------------       -------------

INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST...................             7,677             9,987              8,503              11,023
INCOME TAX EXPENSE.....................             2,979             3,949              3,333               4,338
MINORITY INTEREST IN INCOME OF
   SUBSIDIARY..........................                --                 7                 --                  12
                                           --------------       -----------      -------------       -------------

NET INCOME.............................       $     4,698        $    6,031         $    5,170         $     6,673
                                           ==============       ===========      =============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                    ENDED AUGUST 1, 1998 AND JULY 31, 1999
                                (In Thousands)

                                                  Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                               ---------------------------        -----------------------------
                                                August 1,        July 31,          August 1,          July 31,
                                                  1998             1999              1998               1999
                                               -----------      -----------       -----------        ----------
NET INCOME...............................       $   4,698        $  6,031          $  5,170           $  6,673

OTHER COMPREHENSIVE INCOME
   (EXPENSE) NET OF TAX:
   Foreign Currency Translation                        54              33                 3               (150)
    Adjustments..........................
                                                ---------        --------          --------           --------
COMPREHENSIVE INCOME.....................       $   4,752        $  6,064          $  5,173           $  6,523
                                                =========        ========          ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF JANUARY 30, 1999 AND JULY 31, 1999
                                (In Thousands)

                                                                                                   (Unaudited)
                                                                              January 30,            July 31,
                                                                                 1999                  1999
                                                                           -----------------     ----------------
                                ASSETS
CURRENT ASSETS:
   Cash And Cash Equivalents...........................................      $         2,211       $        2,137
   Due From Factor.....................................................                   --                6,867
   Accounts Receivable, Net............................................               23,465               40,002
   Inventories.........................................................               17,343               35,980
   Deferred Tax Assets.................................................                1,098                2,068
   Prepaid Expenses And Other..........................................                  752                1,535
                                                                             ---------------       --------------
      Total Current Assets.............................................               44,869               88,589

PROPERTY, PLANT AND EQUIPMENT, NET.....................................               40,085               45,979
GOODWILL AND OTHER INTANGIBLE ASSETS...................................              123,365              163,118
OTHER ASSETS...........................................................                7,095                8,312
                                                                             ---------------       --------------
                                                                             $       215,414       $      305,998
                                                                             ===============       ==============

             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable....................................................      $         8,442       $       13,062
   Accrued Expenses....................................................                8,704               17,277
   Revolving Line of Credit............................................                   --                6,865
   Current Portion of Long Term Debt...................................                  162                  260
                                                                             ---------------       --------------
      Total Current Liabilities........................................               17,308               37,464

OTHER, INCLUDING POST-RETIREMENT BENEFIT
   OBLIGATION..........................................................                4,041                4,041
DEFERRED TAX LIABILITIES...............................................                1,163                1,344
LONG-TERM DEBT.........................................................              132,220              195,932
MINORITY INTEREST......................................................                  153                  165

COMMITMENTS AND CONTINGENCIES..........................................

STOCKHOLDER'S EQUITY:
   Common Stock ($.01 Par Value Per Share, 1,000 Shares
      Authorized, Issued & Outstanding)................................                   --                   --
   Additional Paid-In Capital..........................................               51,576               51,576
   Retained Earnings...................................................                8,840               15,513
   Accumulated Other Comprehensive Income..............................                  113                  (37)
                                                                             ---------------       --------------
                                                                                      60,529               67,052
                                                                             ---------------       --------------
                                                                             $       215,414       $      305,998
                                                                             ===============       ==============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                    ENDED AUGUST 1, 1998 AND JULY 31, 1999
                                (In Thousands)

                                                          Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                       -------------------------     -------------------------
                                                        August 1,      July 31,       August 1,       July 31,
                                                          1998           1999           1998            1999
                                                       ----------     ----------     ----------     ----------
CASH PROVIDED BY (USED IN):

OPERATIONS:
Net Income For The Period...........................   $   4,698      $   6,031      $   5,170      $   6,673
Items Not Affecting Cash:
   Depreciation of capital assets...................       1,347          1,686          2,674          3,225
   Amortization of goodwill and other intangible
      assets........................................       1,835          1,662          3,671          3,324
   Amortization of deferred financing fees..........         329            329            658            658
   Deferred income tax expense (benefit)............         433            (15)           299            264
   Equity in earnings of Chroma Systems Partners....          --           (134)            --           (134)
   Minority interest in income of subsidiary........          --              7             --             12
Changes In Operating Assets And Liabilities,
Net of Assets Acquired:
   Due from factor..................................          --           (675)            --           (675)
   Accounts receivable..............................      (8,692)        (9,971)       (11,321)       (10,581)
   Inventory........................................       1,354          3,149         (3,872)        (4,626)
   Accounts payable.................................       1,140         (3,522)         2,977            798
   Accrued liabilities..............................      (1,099)         3,137          1,825          4,503
   Other operating activities.......................       1,071           (111)           613           (188)
                                                       ----------     ----------     ----------     ----------
      Net cash provided by operating activities.....       2,416          1,573          2,694          3,253
                                                       ----------     ----------     ----------     ----------

INVESTING:
Acquisition of Businesses, Net of Cash Acquired.....      (3,095)       (53,999)        (3,095)       (53,999)
Distribution From Chroma Systems Partners...........          --            152             --            152
Purchase of Capital Assets..........................      (3,143)        (1,006)        (4,607)        (2,131)
                                                       ----------     ----------     ----------     ----------
      Net cash used in investing activities.........      (6,238)       (54,853)        (7,702)       (55,978)
                                                       ----------     ----------     ----------     ----------

FINANCING:
Net Proceeds (Repayments) From Revolving Credit
   Facilities.......................................      (1,500)        14,000          2,500         14,000
Proceeds From Long Term Borrowings..................          --         41,032             --         41,032
Repayments of Long Term Debt........................         (38)          (435)        (3,038)        (2,381)
                                                       ----------     ----------     ----------     ----------
      Net cash provided by (used in) financing
      activities....................................      (1,538)        54,597           (538)        52,651
                                                       ----------     ----------     ----------     ----------

INCREASE (DECREASE) IN CASH DURING
   THE PERIOD.......................................      (5,360)         1,317         (5,546)           (74)
CASH - BEGINNING OF PERIOD..........................       5,513            820          5,699          2,211
                                                       ----------     ----------     ----------     ----------
CASH - END OF PERIOD................................   $     153      $   2,137      $     153      $   2,137
                                                       ==========     ==========     ==========     ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Presentation

     Collins & Aikman Floorcoverings, Inc. (a Delaware corporation) is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings"). Holdings is jointly owned by affiliates of Quad-C, Inc., Paribas Principal Partners, management of the Company and certain other investors.

     On February 6, 1997, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, acquired from a wholly owned subsidiary of Collins & Aikman Corporation all the outstanding capital stock of the Company (the
"Floorcoverings Acquisition").   Simultaneous with the consummation of the
Floorcoverings Acquisition, CAF was merged with and into the Company.

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

2.   Acquisitions

     On June 28, 1999, pursuant to an Agreement and Plan of Merger, dated June 4, 1999 ("the Merger"), the Company, through its wholly owned subsidiary, Monterey Merger Company, Inc. ("Merger Sub"), acquired all the outstanding capital stock of Monterey Carpets, Inc. ("Monterey") for $50.0 million, subject to a working capital adjustment (the "Monterey Acquisition"). Simultaneous with the consummation of the Merger, Merger Sub was merged with and into Monterey, with Monterey as the surviving corporation in the merger. In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. The consideration paid was financed through the Company's existing credit facility, as amended (see Note 6).

     The Monterey Acquisition has been accounted for by the purchase method, pursuant to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $37.0 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     The following summary presents unaudited pro forma results of operations as if the Monterey Acquisition occurred as of February 1, 1998 and January 31, 1999 (in thousands):

                                               August 1,       July 31,
                                                 1998            1999
                                              -----------     -----------
     Net Sales.............................    $  116.8        $  129.2
     Net Income............................    $    2.9        $    8.0

     These pro forma results do not purport to represent what the Company's results of operations would have been if the Monterey Acquisition had occurred as of such date, nor what results will be for any future period.

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpets Mills Limited (the "Crossley Acquisition"). The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired is being accounted for as goodwill and is being amortized over 20 years using the straight line method. As a result of this acquisition, the Company assumed approximately $17.6 million in short term and long term debt (see Note 6).

3.   Investment in Chroma Systems Partners

     In 1993, Monterey entered into a partnership agreement with two other parties in Chroma Systems Partners ("Chroma") which operates a carpet dyeing and finishing plant. All partners are carpet manufacturers who supply business volume to the facility. Upon entering the partnership agreement, Monterey and the other partners each agreed to purchase carpet dyeing and finishing services exclusively from Chroma. These service agreements can be canceled with a one-year notice. Charges for these services are expected to equal prevailing market prices for comparable services. In addition, Monterey agreed to provide certain executive management and operational services at cost while Chroma agreed to provide Monterey with certain maintenance and utility services at cost. Chroma has received a cancellation notice from one of its partners. Effective March 1, 2000, Monterey and the other remaining partner in Chroma will each hold a one-half interest in the general partnership.

4.   Factoring of Receivables

     Monterey is party to a credit and factoring agreement with a commercial bank. The bank provides ongoing cash advances limited to 90 percent of eligible accounts receivable sold to the bank on a factoring basis. The agreement may be terminated by the Company or the bank with a 30 day written notice. Advances are subject to interest computed at the bank's prime rate (7.8 percent) less 0.5 percent. Monterey pays service charges based on the creditworthiness of the customer at 0.45 or 0.55 percent of factored receivables.

5.   Inventories

     Net inventory balances are summarized below (in thousands):

                                                          (Unaudited)
                                         January 30,        July 31,
                                            1999              1999
                                        -------------    -------------

      Raw materials...................    $  8,951          $ 16,926
      Work in process.................       2,440             4,481
      Finished goods..................       5,952            14,573
                                          --------          --------
                                          $ 17,343          $ 35,980
                                          ========          ========

6.   Long Term Debt

     In connection with the Monterey and Crossley acquisitions, the Company amended its credit facility to, among other things, (i) expand the term loan facility to include a second term loan of $40.0 million, payable in quarterly installments due September 2002 through December 2003; (ii) allow greater flexibility in making acquisitions including the acquisitions discussed above; and (iii) adjust certain covenants.

     As discussed in Note 2, the Company assumed approximately $17.6 million in short term and long term debt during the Crossley Acquisition. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.2 million. These term loans are payable monthly according to set schedules of repayment with the lenders. A revolving line of credit with an outstanding balance of $6.9 million which is used to finance Crossley's working capital requirements was assumed as well. Approximately $9.5 million of long-term debt is sinking fund bonds held and issued by the Novia Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive the principal amount of the bonds at various rates, dependant upon certain factors, to a maximum of $6.3 million. The remaining balance will become repayable over five years once the forgiveness has expired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

     Collins & Aikman Floorcoverings, Inc. (a Delaware corporation) (the "Company"), is a leading U.S. tufting manufacturer of six-foot roll carpet, a leading manufacturer of modular carpet tiles, and, through Monterey Carpets, is the number one U.S. broadloom (twelve-foot) high-end design brand within the specified commercial carpet market. Additionally, the Company, through Crossley Carpet Mills, is a leading Canadian tufted and woven broadloom manufacturer with a well-respected brand name in both the U.S. and Canada serving the residential and specified commercial carpet markets. The ability to offer a "package of product offerings" in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floor covering solutions for its customers. The specified commercial carpet market is a niche market that is highly competitive and impacted by fluctuations in the commercial new construction market and, to a lesser degree, the commercial renovation market. The Company believes the impact of economic downturns is softened because its sales are to five diverse end markets and it has a balanced sales mix between commercial new construction and renovation projects.

     On June 28, 1999, pursuant to an Agreement and Plan of Merger, dated June 4, 1999 (the "Merger"), the Company, through it wholly owned subsidiary, Monterey Merger Company, Inc. ("Merger Sub"), acquired all the outstanding capital stock of Monterey Carpets, Inc. ("Monterey") for $50.0 million, subject to a working capital adjustment (the "Monterey Acquisition"). Simultaneous with the consummation of the Merger, Merger Sub was merged with and into Monterey, with Monterey as the surviving corporation in the merger. In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. The consideration paid was financing through the Company's existing credit facility, as amended. The Monterey Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired was approximately $37.0 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method.

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpets Mills Limited (the "Crossley Acquisition"). The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities.
The excess of the purchase price over the fair value of the net assets acquired is being accounted for as goodwill and is being amortized over 20 years using the straight line method.

RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended July 31, 1999 ("Second Quarter 1999") As Compared with
---------------------------------------------------------------------------
Thirteen Weeks Ended August 1, 1998 ("Second Quarter 1998")
-----------------------------------------------------------

     Net Sales. Net sales for the Second Quarter 1999 were $67.3 million, an increase of 22.1% from the $55.2 million for the Second Quarter 1998. This sales increase was attributable to the addition of a full quarter of Advance Carpet Tiles, Ltd. ("ACT"), acquired in June 1998, sales in 1999, the addition of Monterey sales for one month, and increased sales in most of the Company's enduse markets.

     Cost of Goods Sold. Cost of goods sold increased to $39.3 million for the Second Quarter 1999 from $32.0 million in the Second Quarter 1998, an increase of 23.0%. As a percentage of sales, these costs were 58.4% and 58.0%, respectively. This cost increase was due to increased sales volume from the Company's products and the inclusion of sales of ACT and Monterey, partially offset by improved manufacturing efficiencies on the higher volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $1.7 million, for the Second Quarter 1999 increased to $14.3 million, an increase of 22.1% from $11.7 million in the Second Quarter 1998 which included goodwill and intangible assets amortization of $1.8 million. As a percentage of sales, these expenses remained constant at 21.3%. These higher costs are principally due to the addition of Monterey and ACT and higher sales commissions.

     Interest Expense. Net interest expense for the Second Quarter 1999 and 1998 were $3.8 million. This flatness was due to lower total indebtedness during the period until the consummation of the Monterey Acquisition (see Liquidity and Capital Resources discussion).

     Net Income. Net income for the Second Quarter 1999 increased to $6.0 million from $4.7 million in the Second Quarter 1998. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of Chroma Systems Partners. EBITDA for the Second Quarter 1999 was $17.2 million, an increase of $2.6 million from $14.6 million in the Second Quarter 1998. As a percentage of sales, EBITDA was 25.5% in the Second Quarter 1999 and 26.5% in the Second Quarter 1998. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS
---------------------

Twenty-Six Weeks July 31, 1999 ("Six Months 1999") As Compared with Twenty-Six
------------------------------------------------------------------------------
Weeks Ended August 1, 1998 ("Six Months 1998")
----------------------------------------------

     Net Sales. Net sales for the Six Months 1999 were $106.5 million, an increase of 13.2% from the $94.1 million for the Six Months 1998. This sales increase was attributable to the increased sales of the Company's products and the addition of ACT and Monterey sales offset by slightly lower average selling prices.

     Cost of Goods Sold. Cost of goods sold increased to $62.4 million for the Six Months 1999 from $54.5 million in the Six Months 1998, an increase of 14.5%. As a percentage of sales, these costs were 58.6% and 57.9%, respectively. This cost increase was due to increased sales volume partially offset by improved manufacturing efficiencies on the higher volume from the Company's products and the sales activities of ACT and Monterey. The increase in cost of goods sold as a percentage of sales was due to lower average selling prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $3.3 million, for the Six Months 1999 increased to $26.0 million, an increase of 9.7% from $23.7 million in the Six Months 1998 which included goodwill and intangible assets amortization of $3.7 million. As a percentage of sales, these expenses decreased to 24.4% from 25.2%. These higher costs principally related to the addition of ACT and Monterey and higher sales commissions offset by the reduced amortization of intangible assets.

     Interest Expense. Net interest expense for the Six Months 1999 decreased to $7.2 million from $7.4 million in the Six Months 1998. This slight decrease was due to lower indebtedness during the period until the consummation of the Monterey Acquisition (see Liquidity and Capital Resources discussion).

     Net Income. Net income for the Six Months 1999 increased to $6.7 million from $5.2 million in the Six Months 1998, an increase of 29.1%. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization and equity in earnings. EBITDA for the Six Months 1999 was $24.8 million and the Six Months 1998 was $22.2 million. As a percentage of sales, EBITDA was 23.3% in the Six Months 1999 and 22.9% in the Six Months 1998. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital, capital expenditures and debt service. The Company has historically financed its cash requirements primarily through internally generated cash flows.

     Net cash provided by operating activities in the Second Quarter 1999 was $1.6 million compared to $2.4 million in the Second Quarter 1998. The change is primarily due to a negative $1.8 million swing in net working capital and $0.4 million benefit in deferred income tax expense, offset by the $1.3 million increase in net income. Net cash provided by operating activities in the Six Months 1999 was $3.3 million compared to $2.7 million in the Six Months 1998. The change is primarily due to a negative $1.0 million swing in net working capital, offset by the $1.5 million increase in net income.

     Capital expenditures totaled $1.0 million during the Second Quarter 1999 compared to $3.1 million during the Second Quarter 1998. For the Six Months 1999, capital expenditures totaled $2.1 million compared to $4.6 million for the Six Months 1998. The decrease in capital expenditures for the fiscal 1999 periods is primarily due to heavier spending in 1998 for expansions in the Company's Dalton tufting and finishing plants. Fiscal 1999 capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and capacity enhancements. The Company expects to incur capital expenditures of approximately $8.4 million during the fiscal year 1999.

     Concurrent with the consummation of the Floorcoverings Acquisition, the Company incurred significant indebtedness, which consisted of $100.0 million of 10% Senior Subordinated Notes due 2007 (the "Senior Notes"), $55.0 million in term loan borrowings ("A-1 Term Loan Facility") and $2.0 million in revolving credit borrowings under a $85.0 million Credit Facility (the "Credit Facility"). In connection with the Monterey Acquisition, the Company amended the Credit Facility to provide an additional $40.0 million in term loan borrowings ("A-2 Term Loan Facility"), permit the Monterey and Crossley acquisitions, and adjust certain convenants. During fiscal 1998 and 1997, the Company voluntarily prepaid $23.1 million of the term loan borrowings. Additionally, on February 18, 1999, the Company prepaid an additional $1.9 million of the term loan borrowings. The A-1 Term Loan facility of the Credit Facility will mature on June 30, 2002 and, as of July 31, 1999, will require annual principal payments (payable in quarterly installments) totaling $1.3 million in the third quarter of fiscal 2000 and $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The A-2 Term Loan Facility will mature on December 31, 2003 and requires annual principal payments (also payable in quarterly installments) totaling $12.0 million in fiscal 2002 and $28.0 million in fiscal 2003. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. As of July 31, 1999, there was $10.9 million (net of $14.0 million in borrowings and $5.1 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     The Company assumed approximately $17.6 million in short term and long term debt during the Crossley Acquisition. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.2 million. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.9 million of short term debt was assumed which relates to a revolving line of credit agreement of Crossley which is used to finance working capital requirements. Approximately $9.5 million of long-term debt is sinking fund bonds held and issued by the Novia Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive the principal amount of the bonds at various rates, dependant upon certain factors, to a maximum of $6.3 million. The remaining balance will become repayable over five years once the forgiveness has expired.

     The Company's ability to make scheduled payments of principal, interest, or to refinance its indebtedness (including the Senior Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the Credit Facility, will be adequate to meet the Company's anticipated future requirements for capital expenditures, working capital and debt service. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures.

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

     The Company's review of Non-IT systems has been completed. Non-IT systems involve embedded technologies such as microcontrollers or microprocessors. Examples of Non-IT systems include telephones, security systems and computer controlled manufacturing equipment. Any costs of addressing Non-IT risks are included in normal upgrade and replacement expenditures, which were planned outside of the Company's Year 2000 review. Management believes its Non-IT risks are minimal and will formulate contingency plans only should it become necessary.

     The Company's review of its Third Party Risk includes detailed reviews of critical relationships with suppliers and business partners, such as banking institutions, with broader reviews of less critical relationships. The Third Party Risk review is ongoing and is expected to be completed by October 1999. Contingency plans for critical relationships are being developed and are expected to be in place by December 1999. The Company presently does not expect the risk associated with or costs of addressing the Company's Third Party Risk to be material.

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                          Description
------                          -----------


   2.2 Agreement and Plan of Merger among Collins & Aikman Floorcoverings, Inc., Monterey Merger Company, Inc. and Monterey Carpets, Inc. dated June 4, 1999, incorporated by reference to Exhibit 2.2 of the Company's Form 8-K filed on July 9, 1999.

  10.1(d) Fifth Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc. various lending institutions and Bankers Trust Company as Agent.

  27.1     Financial Data Schedule


(b)  Reports on Form 8-K

     1. On July 9, 1999, the Company filed on Form 8-K information regarding the acquisition of the capital stock of Monterey Carpets, Inc. which occurred on June 28, 1999.

     2. On August 24, 1999, the Company filed on Form 8-K information regarding a press release concerning the acquisition of the capital stock of Crossley Carpet Mills Limited which occurred on July 30, 1999.

     3. On September 9, 1999, the Company filed on Form 8-K/A information to amend Item 7 of the Company's current report on Form 8-K dated July 9, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 1999



                                COLLINS & AIKMAN FLOORCOVERINGS, INC.
                                (Registrant)



                          By:   /s/ Darrel V. McCay
                                ----------------------------------------------
                                Darrel V. McCay
                                Vice-President and Chief Financial Officer
                                (Duly authorized Officer and Principal
                                Financial and Accounting Officer)