Form 10-Q
period 1999-10-30
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 1999-12-10
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---
                     Of the Securities Exchange Act of 1934

                     For the quarter ended October 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No ______.
                                        -------


The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 9, 1999.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                           Page No.
Part I.   Financial Information

          Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations - For The Thirteen
                Weeks and Thirty-Nine Weeks Ended October 31, 1998 and October 30, 1999          3

               Condensed Consolidated Statements of Comprehensive Income - For The
                Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 1998 and
                October 30, 1999                                                                 4

               Condensed Consolidated Balance Sheets - As of January 30, 1999 and
                October 30, 1999                                                                 5

               Condensed Consolidated Statements of Cash Flows - For The Thirty-Nine
                Weeks Ended October 31, 1998 and October 30, 1999                                6

               Notes to Condensed Consolidated Financial Statements                              7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   10

Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                                            15

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                  ENDED OCTOBER 31, 1998 AND OCTOBER 30, 1999
                                 (In Thousands)

                                                                Thirteen Weeks                           Thirty-Nine Weeks
                                                      -----------------------------------     -------------------------------------
                                                         October 31,         October 30,          October 31,          October 30,
                                                            1998                1999                 1998                 1999
                                                      ---------------     ---------------     -----------------     ---------------
NET SALES........................................             $45,055             $71,785              $139,159            $178,305

COST OF GOODS SOLD...............................              27,277              45,413                81,798             107,828
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES......................................              11,506              18,417                35,209              44,415
                                                      ---------------     ---------------     -----------------     ---------------

OPERATING INCOME.................................               6,272               7,955                22,152              26,062

MINORITY INTEREST IN INCOME OF
   SUBSIDIARY....................................                  --                  14                    --                  26
EQUITY IN EARNINGS OF AFFILIATE..................                  --                 522                    --                 656
NET INTEREST EXPENSE.............................               3,712               4,362                11,089              11,580
                                                      ---------------     ---------------     -----------------     ---------------

INCOME BEFORE INCOME TAXES.......................               2,560               4,101                11,063              15,112
INCOME TAX EXPENSE...............................               1,096               1,933                 4,429               6,271
                                                      ---------------     ---------------     -----------------     ---------------
NET INCOME BEFORE EXTRAORDINARY
  ITEM...........................................               1,464               2,168                 6,634               8,841
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET OF TAX.............                  --                  31                    --                  31
                                                      ---------------     ---------------     -----------------     ---------------
NET INCOME.......................................             $ 1,464             $ 2,137              $  6,634            $  8,810
                                                      ===============     ===============     =================     ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                 FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                  ENDED OCTOBER 31, 1998 AND OCTOBER 30, 1999
                                (In Thousands)

                                                 Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                             ---------------------------------    -------------------------------
                                               October 31,        October 30,       October 31,       October 30,
                                                   1998              1999               1998              1999
                                             ---------------   -----------------  ---------------   ---------------
NET INCOME...............................        $   1,464          $    2,137       $    6,634          $  8,810

OTHER COMPREHENSIVE INCOME
   (EXPENSE) NET OF TAX:
   Foreign Currency Translation
    Adjustments..........................              (17)                126              (14)              (24)
                                             ---------------   -----------------  ---------------   ---------------
COMPREHENSIVE INCOME.....................        $   1,447          $    2,263       $    6,620          $  8,786
                                             ===============   =================  ===============   ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  AS OF JANUARY 30, 1999 AND OCTOBER 30, 1999
                                (In Thousands)

                                                                                                              (Unaudited)
                                                                                 January 30,                  October 30,
                                                                                    1999                          1999
                                                                       ------------------------     ------------------------
                                ASSETS
CURRENT ASSETS:
   Cash And Cash Equivalents...........................................  $                2,211       $                2,313
   Due From Factor.....................................................                      --                        6,746
   Accounts Receivable, Net............................................                  23,465                       32,961
   Inventories.........................................................                  17,343                       35,663
   Deferred Tax Assets.................................................                   1,098                        2,207
   Prepaid Expenses And Other..........................................                     752                        1,490
                                                                        -----------------------      -----------------------
      Total Current Assets.............................................                  44,869                       81,380

PROPERTY, PLANT AND EQUIPMENT, NET.....................................                  40,085                       46,358
GOODWILL AND OTHER INTANGIBLE ASSETS...................................                 123,365                      160,870
OTHER ASSETS...........................................................                   7,095                        7,808
                                                                        -----------------------      -----------------------
                                                                         $              215,414       $              296,416
                                                                        =======================      =======================

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable....................................................  $                8,442       $               10,077
   Accrued Expenses....................................................                   8,704                       15,851
   Revolving Line of Credit............................................                      --                        6,610
   Current Portion of Long-Term Debt...................................                     162                        3,420
                                                                        -----------------------      -----------------------
      Total Current Liabilities........................................                  17,308                       35,958

OTHER, INCLUDING POST-RETIREMENT BENEFIT
   OBLIGATION..........................................................                   4,041                        3,941
DEFERRED TAX LIABILITIES...............................................                   1,163                        2,082
LONG-TERM DEBT.........................................................                 132,220                      184,941
MINORITY INTEREST......................................................                     153                          179

COMMITMENTS AND CONTINGENCIES..........................................

STOCKHOLDER'S EQUITY:
   Common Stock ($.01 Par Value Per Share, 1,000 Shares
      Authorized, Issued & Outstanding)................................                      --                           --
   Additional Paid-In Capital..........................................                  51,576                       51,576
   Retained Earnings...................................................                   8,840                       17,650
   Accumulated Other Comprehensive Income..............................                     113                           89
                                                                        -----------------------      -----------------------
                                                                                         60,529                       69,315
                                                                        -----------------------      -----------------------
                                                                         $              215,414       $              296,416
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

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                           FOR THE THIRTY-NINE WEEKS
                  ENDED OCTOBER 31, 1998 AND OCTOBER 30, 1999
                                (In Thousands)



                                                                                    Thirty-Nine Weeks Ended
                                                                     --------------------------------------------------------
                                                                              October 31,                     October 30,
                                                                                  1998                            1999
                                                                     ------------------------        ------------------------
CASH PROVIDED BY (USED IN):

OPERATIONS:
Net Income For The Period..........................................  $                  6,634        $                  8,810
Items Not Affecting Cash:
   Depreciation of capital assets..................................                     4,258                           5,241
   Amortization of goodwill and other intangible assets............                     5,515                           5,702
   Amortization of deferred financing fees.........................                       987                             759
   Deferred income tax expense.....................................                       614                             863
   Equity in earnings of affiliate.................................                        --                            (656)
   Minority interest in income of subsidiary.......................                        --                              26
   Extraordinary loss on extinguishment of debt....................                        --                              51
Changes In Operating Assets And Liabilities,
   Net of Assets Acquired:
   Due from factor.................................................                        --                            (554)
   Accounts receivable.............................................                    (6,003)                         (3,540)
   Inventory.......................................................                    (1,623)                         (4,319)
   Accounts payable................................................                      (260)                         (2,185)
   Accrued liabilities.............................................                     3,461                           3,073
   Other operating activities......................................                       483                            (257)
                                                                     ------------------------       -------------------------
      Net cash provided by operating activities....................                    14,066                          13,014
                                                                     ------------------------       -------------------------
INVESTING:
Acquisition of Businesses, Net of Cash Acquired....................                    (3,101)                        (53,957)
Equity Distribution From Affiliate.................................                        --                             719
Purchase of Capital Assets.........................................                    (6,214)                         (4,391)
                                                                     ------------------------       -------------------------
      Net cash used in investing activities........................                    (9,315)                        (57,629)
                                                                     ------------------------       -------------------------
FINANCING:
Net Proceeds From Revolving Credit Facilities......................                        --                          10,745
Proceeds From Long Term Borrowings.................................                        --                          41,032
Repayments of Long Term Debt.......................................                    (3,090)                         (7,060)
                                                                     ------------------------       -------------------------
      Net cash provided by (used in) financing activities..........                    (3,090)                         44,717
                                                                     ------------------------       -------------------------

INCREASE IN CASH DURING THE PERIOD.................................                     1,661                             102
CASH - BEGINNING OF PERIOD.........................................                     5,699                           2,211

                                                                     ------------------------       -------------------------
CASH - END OF PERIOD...............................................  $                  7,360        $                  2,313
                                                                     ========================       =========================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS0


1.   Organization and Basis of Presentation

     Collins & Aikman Floorcoverings, Inc. (a Delaware corporation) is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market offering vinyl-backed six foot and modular tiles and tufted and woven broadloom products. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings").

     On February 6, 1997, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, acquired from an indirect wholly owned subsidiary of Collins & Aikman Corporation all the outstanding capital stock of the Company (the "Floorcoverings Acquisition"). Simultaneous with the consummation of the Floorcoverings Acquisition, CAF was merged with and into the Company.

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


2.   Acquisitions

     On June 28, 1999, pursuant to an Agreement and Plan of Merger, dated June 4, 1999 ("the Merger"), the Company acquired all the outstanding capital stock of Monterey Carpets, Inc. ("Monterey") for $50.0 million, subject to a working capital adjustment (the "Monterey Acquisition"). In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. The Monterey Acquisition has been accounted for by the purchase method, pursuant to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $37.0 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     The following summary presents unaudited pro forma results of operations as if the Monterey Acquisition occurred as of February 1, 1998 and January 31, 1999 (in thousands):

                                                                   October 31,               October 30,
                                                                       1998                     1999
                                                              --------------------     ---------------------
Net Sales................................................        $         173,954          $        200,966
Net Income...............................................        $           5,813          $          9,053


     These pro forma results do not purport to represent what the Company's results of operations would have been if the Monterey Acquisition had occurred as of such date, nor what results will be for any future period.

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpet Mills Limited (the "Crossley Acquisition"). The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired is being accounted for as goodwill and is being amortized over 20 years using the straight line method. As a result of this acquisition, the Company assumed approximately $17.6 million in short term and long term debt. Approximately
$9.5 million of the assumed long-term debt is sinking fund bonds held and issued by the Novia Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of the bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. The remaining balance will become repayable over five years once the forgiveness has expired.


3.   Investment in Affiliate

     In 1993, Monterey entered into an agreement with two other parties in a partnership which operates a carpet dyeing and finishing plant. All partners are carpet manufacturers who supply business volume to the facility. Upon entering the partnership agreement, Monterey and the other partners each agreed to purchase carpet dyeing and finishing services exclusively from the partnership. These service agreements can be canceled with a one-year notice. Charges for these services are expected to equal prevailing market prices for comparable services. In addition, Monterey agreed to provide certain executive management and operational services at cost while the partnership agreed to provide Monterey with certain maintenance and utility services at cost. The partnership has received a cancellation notice from one of its partners. Effective March 1, 2000, Monterey and the other remaining partner will each hold a one-half interest in the general partnership.


4.   Factoring of Receivables

     Monterey is party to a credit and factoring agreement with a commercial bank. The bank provides ongoing cash advances limited to 90 percent of eligible accounts receivable sold to the bank on a factoring basis. The agreement may be terminated by the Company or the bank with a 30 day written notice. Advances are subject to interest computed at the bank's prime rate less 0.5 percent. Monterey pays service charges based on the creditworthiness of the customer of an agreed upon percentage of factored receivables.


5.   Inventories


     Net inventory balances are summarized below (in thousands):

                                                                                                          (Unaudited)
                                                                       January 30,                         October 30,
                                                                           1999                               1999
                                                             -------------------------          --------------------------
Raw materials.............................................        $              8,951             $                14,278
Work in process...........................................                       2,440                               5,182
Finished goods............................................                       5,952                              16,203
                                                             -------------------------          --------------------------
                                                                  $             17,343             $                35,663
                                                             =========================          ==========================

6.   Long Term Debt

     In September 1999, the Company amended its credit facility (sixth amendment) to allow the purchase of up to $10.0 million of its 10.0% Senior Subordinated Notes due 2007 (the "Senior Notes").

     During October 1999 the Company acquired $5.0 million of the Senior Notes in the open market. These notes were subsequently retired. In connection with this transaction, the Company recorded an extraordinary loss of approximately $31,000, net of a tax benefit, which included the write off of a pro rata share of deferred financing costs associated with the issuance of the Senior Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL
-------

     Collins & Aikman Floorcoverings, Inc. (a Delaware corporation) (the "Company"), is a leading U.S. manufacturer of vinyl-backed six-foot roll carpet, and a leading manufacturer of vinyl-backed modular carpet tiles, and, through Monterey Carpets, Inc. ("Monterey"), is a leading U.S. broadloom (twelve-foot) high-end design brand within the specified commercial carpet market. Additionally, the Company, through Crossley Carpet Mills Limited ("Crossley"), is a leading Canadian tufted and woven broadloom manufacturer with a well-respected brand name in both the U.S. and Canada serving the specified commercial and residential carpet markets. The ability to offer a "package of product offerings" in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floor covering solutions for its customers. The specified commercial carpet market is a niche market that is highly competitive and impacted by fluctuations in the commercial new construction market and, to a lesser degree, the commercial renovation market. The Company believes the impact of economic downturns is softened because its sales are to five diverse end use markets and it has a balanced sales mix between commercial new construction and renovation projects.

     On June 28, 1999, pursuant to an Agreement and Plan of Merger, dated June 4, 1999 (the "Merger"), the Company, through its wholly owned subsidiary, Monterey Merger Company, Inc. ("Merger Sub"), acquired all the outstanding capital stock of Monterey for $50.0 million, subject to a working capital adjustment (the "Monterey Acquisition"). Simultaneous with the consummation of the Merger, Merger Sub was merged with and into Monterey, with Monterey as the surviving corporation in the merger. In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. The consideration paid was financed through the Company's existing credit facility, as amended. The Monterey Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired was approximately $37.0 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method.

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley. The Crossley acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired is being accounted for as goodwill and is being amortized over 20 years using the straight line method.


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended October 30, 1999 ("Third Quarter 1999") As Compared with
-----------------------------------------------------------------------------
Thirteen Weeks Ended October 31, 1998 ("Third Quarter 1998")
------------------------------------------------------------

     Net Sales. Net sales for the Third Quarter 1999 were $71.8 million, an increase of 59.3% from $45.1 million in the Third Quarter 1998. This sales increase was attributable to the addition of Monterey and Crossley, as well as, increased sales of vinyl-backed products in the education and government end use markets.

     Cost of Goods Sold. Cost of goods sold increased to $45.4 million for the Third Quarter 1999 from $27.3 million in the Third Quarter 1998, an increase of 66.5%. As a percentage of sales, these costs were 63.3% and 60.5%, respectively. This cost increase was due to the inclusion of product sales of Monterey and Crossley.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $2.4 million, for the Third Quarter 1999 increased to $18.4 million, an increase of 60.1% from $11.5 million in the Third Quarter 1998 which included goodwill and intangible assets amortization of $1.8 million. As a percentage of sales, these expenses remained constant at 26.0%. These higher costs are principally due to the acquisition of Monterey and Crossley.

     Interest Expense. Net interest expense for the Third Quarter 1999 increased to $4.4 million from $3.7 million in the Third Quarter 1998. This increase is due to higher indebtedness due to the Monterey and Crossley acquisitions.

     Net Income. Net income for the Third Quarter 1999 increased to $2.1 million from $1.5 million in the Third Quarter 1998. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate. EBITDA for the Third Quarter 1999 was $13.0 million, an increase of $3.3 million from $9.7 million in the Third Quarter 1998. As a percentage of sales, EBITDA was 18.1% in the Third Quarter 1999 and 21.5% in the Third Quarter 1998. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.


RESULTS OF OPERATIONS
---------------------

Thirty-Nine Weeks October 30, 1999 ("Nine Months 1999") As Compared with Thirty-
-------------------------------------------------------------------------------
Nine Weeks Ended October 31, 1998 ("Nine Months 1998")
------------------------------------------------------

     Net Sales. Net sales for the Nine Months 1999 were $178.3 million, an increase of 28.1% from $139.2 million for the Nine Months 1998. This sales increase was primarily attributable to the addition of Monterey and Crossley, as well as, increased sales of the Company's vinyl-backed products in the education, corporate and government end use markets.

     Cost of Goods Sold. Cost of goods sold increased to $107.8 million for the Nine Months 1999 from $81.8 million in the Nine Months 1998, an increase of 31.8%. As a percentage of sales, these costs were 60.5% and 58.8%, respectively. This cost increase and increase as a percentage of sales was due to the addition of Monterey and Crossley.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $5.7 million, for the Nine Months 1999 increased to $44.4 million, an increase of 26.1% from $35.2 million in the Nine Months 1998 which included goodwill and intangible assets amortization of $5.5 million. As a percentage of sales, these expenses decreased to 24.9% from 25.3%. These higher costs principally related to the addition of Monterey and Crossley.

     Interest Expense. Net interest expense for the Nine Months 1999 increased to $11.6 million from $11.1 million in the Nine Months 1998. This increase was due to higher indebtedness due to the Monterey and Crossley acquisitions partially offset by debt reductions prior to the acquisitions.

     Net Income. Net income for the Nine Months 1999 increased to $8.8 million from $6.6 million in the Nine Months 1998, an increase of 32.8%. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate. EBITDA for the Nine Months 1999 was $37.6 million and the Nine Months 1998 was $31.9 million. As a percentage of sales, EBITDA was 21.1% in the Nine Months 1999 and 22.9% in the Nine Months 1998. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital, capital expenditures and debt service. The Company has historically financed its operating cash requirements primarily through internally generated cash flows.

     Net cash provided by operating activities in the Nine Months 1999 was $13.0 million compared to $14.1 million in the Nine Months 1998. The change is primarily due to a negative $4.5 million swing in net working capital, offset by the $2.1 million increase in net income.

     For the Nine Months 1999, capital expenditures totaled $4.4 million compared to $6.2 million for the Nine Months 1998. The decrease in capital expenditures for the fiscal 1999 period is primarily due to heavier spending in 1998 for expansions in the Company's Dalton, Georgia tufting and finishing plants. Fiscal 1999 capital expenditures are focused on cost reduction/maintenance measures, efficiency improvements and capacity enhancements. The Company expects to incur capital expenditures of approximately $7.8 million during the fiscal year 1999.

     The Company has significant indebtedness which consisted of $95.0 million in Senior Subordinated Notes due 2007 (the "Senior Notes"); a $125.0 million credit facility (the "Credit Facility") which, at October 30, 1999 included $28.0 million ("A-1 Term Loan Facility") and $40.0 million ("A-2 Term Loan Facility") in term loan borrowings and $11.0 million in revolving credit borrowings; $3.0 million in seller's notes from the June 1998 acquisition of Advance Carpet Tiles and the Crossley acquisition; $1.5 million in purchase money indebtedness; $6.6 million in revolving line of credit borrowings under Crossley and $9.8 million in sinking funds bonds also under Crossley.

     The Company amended the Credit Facility in October 1999 to allow the Company to repurchase up to $10.0 million of the Senior Notes. The A-1 Term Loan facility of the Credit Facility will mature on June 30, 2002 and, as of October 30, 1999, will require annual principal payments (payable in quarterly installments) totaling $1.3 million in the third quarter of fiscal 2000, $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The A-2 Term Loan Facility will mature on December 31, 2003 and requires annual principal payments (also payable in quarterly installments) totaling $12.0 million in fiscal 2002 and $28.0 million in fiscal 2003. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. During fiscal 1998 and 1997, the Company voluntarily prepaid $23.1 million of the term loan borrowings. Additionally, on February 18, 1999, the Company prepaid an additional $1.9 million of the term loan borrowings. As of October 30, 1999, there was $13.9 million (net of $11.0 million in borrowings and $5.1 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     Of the indebtedness discussed above, the Company assumed approximately $17.5 million during the Crossley acquisition. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.1 million. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.6 million of short term debt was assumed which relates to Crossley's revolving line of credit agreement with a Canadian bank which is used to finance working capital requirements. Approximately $9.8 million of long-term debt is sinking fund bonds held and issued by the Novia Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of the bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. The remaining balance will become repayable over five years once the forgiveness has expired.

     The Company's ability to make scheduled payments of principal, interest, or to refinance its indebtedness (including the Senior Notes), depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the credit facilities, will be adequate to meet the Company's anticipated future requirements for capital expenditures, working capital and debt service. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures.


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

     The Company's review of its IT systems were completed during the first quarter of 1999. Due to conversions already completed, the Company considers its IT systems risk to be minimal and will only formulate contingency plans should it become necessary. These conversions were planned outside of the Company's Year 2000 review.

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

     The Company's review of its Third Party Risk includes detailed reviews of critical relationships with suppliers and business partners, such as banking institutions, with broader reviews of less critical relationships. The Third Party Risk review with critical relationships has been completed. The Company considers its Third Party Risk with critical relationships to be minimal. In regard to its noncritical relationships, the Company's reviews are ongoing. Based upon information available and the noncritical nature of the relationships, the Company considers the Third Party Risk from these noncritical relationships to be minimal and will handle any failure presented by a noncritical relationship as it happens. The Company presently does not expect the risk associated with or costs of addressing the Company's Third Party Risk to be material.

     The Company's most likely Year 2000 worst case scenario would be a critical third party's system malfunction where the Company would suffer business interruption until the supplier corrected the problem or an alternative supply was found. At this point in the Company's review, it is not aware of any potential situations which may cause this scenario to occur, but will formulate a contingency plan should it be necessary to do so.

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                             Description
------                             -----------

  10.1(e) Sixth Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent.

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

Dated:  December 9, 1999



                                    COLLINS & AIKMAN FLOORCOVERINGS, INC.
                                    (Registrant)



                               By:  /s/  Darrel V. McCay
                                    -------------------------------------
                                    Darrel V. McCay
                                    Vice-President and Chief Financial Officer
                                    (Duly authorized Officer and Principal
                                    Financial and Accounting Officer)