Form 10-K405
period 2000-01-30
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2000-04-28
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-K

             X      Annual Report Pursuant to Section 13 or 15(d)
            ---
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended January 29, 2000

            ___  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number 333-24699


                     COLLINS & AIKMAN FLOORCOVERINGS, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                       58-2151061
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)

311 Smith Industrial Boulevard,                                           30721
Dalton, Georgia                                                       (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (706) 259-9711


         Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class                  Name of each exchange on which registered:
10% Senior Subordinated Notes
Due 2007                             None


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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of April 28, 2000, 1,000 shares of the Registrant's common stock, no par value, were outstanding and held entirely by CAF Holdings, Inc. None of the Registrant's common stock was held by non-affiliates.


Documents incorporated by reference:  None.

                                    PART I


Item 1.  Business

GENERAL
-------

     Collins & Aikman Floorcoverings, Inc. ("CAF" or the "Company"), a Delaware corporation, is a leading manufacturer of vinyl-backed specified commercial
floorcovering and high-style specified commercial broadloom carpet.   The
Company designs, manufactures and markets its C&A, Monterey and Crossley brands to a wide variety of commercial end-markets, including corporate offices, education, healthcare and government facilities and retail stores. The specified commercial market tends to be less price sensitive than the residential and "off the shelf" commercial markets. In addition, because of the Company's diversity of end-use markets, its business tends to be less cyclical than its competitors, which rely heavily on the corporate office market. All three of the Company's brands have developed leading positions in niche segments of the floorcovering market. The ability to offer a "package of product offerings" in various forms, coupled with the Company's flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for its customers. Another key distinction is the Company's differentiation from the competition by offering superior product technologies, leading design capabilities, a broad product offering, exceptional customer-focused services, flexible distribution channels and the most advanced recycling program in the industry. In the fiscal year ended January 29, 2000, the Company generated net sales and EBITDA of $243.4 million and $49.4 million, respectively.

     The Company's primary brand, C&A, has the number one market position in six-foot roll carpet and is a leader in modular carpet tile. Both products' superior durability characteristics and the Company's patented Powerbond/(R) /RS peel and stick adhesive system help to differentiate C&A from its competitors in serving institutional and commercial customers with high-traffic applications. The exceptional performance and wear characteristics of the Company's products provide a superior long-term return on investment for customers relative to less expensive traditional products.

     The Company's Monterey brand is a recognized design leader in the high-style, fashion-oriented segment of the commercial broadloom market. Monterey products have the appearance of being woven but are actually tufted using innovative tufting technology. This technology allows Monterey to produce highly creative designs with intricate scrolling and patterns in a wide variety of colors, textures, pile heights and densities. The result is a floorcovering product ideally suited to the end-user whose primary specifications are style, design, beauty and aesthetics rather than durability, longevity or appearance retention. The Company's Monterey brand has been recognized with multiple design awards, such as the International NeoCon show's award for design excellence. Highly regarded by the nation's top architects and designers, the Monterey brand is rated number one for design and in the top five for quality, service, performance and price/value in an industry survey conducted by Floor Focus, a leading industry publication.

     The Company's Crossley brand is a leading Canadian tufted and woven broadloom brand that is well-respected in both the United States and Canada and serves the specified commercial and residential carpet markets. The brand's woven styles are manufactured using Crossley's patented Crossweave/(R) /looms, which provide the basis for the brand's heritage of innovation and excellence in product design and quality. As a single integrated fabric, woven carpets offer exceptional strength and stability, as well as locked-in yarns to prevent zippering or pulling. Furthermore, woven products provide for increased styling and pattern flexibility to meet the needs of interior design professionals.

     Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. ("C&A Group"), a wholly owned subsidiary of Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, pursuant to an agreement entered into among CAF Holdings, Inc. ("Holdings"), a corporation sponsored by Quad-C, Inc. ("Quad-C"), a Virginia merchant banking firm, and Paribas Principal Partners ("Paribas"), the

United States private equity group of Paribas, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, the Company and C&A Products, CAF purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of a tradename license agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the "Floorcoverings Acquisition").

     In June 1999, the Company acquired Monterey Carpets, Inc. ("Monterey"), a leading California-based designer and manufacturer of high-style specified commercial broadloom carpet. Monterey was founded in 1976 as a small tufting operation. In 1988, members of the current Monterey management team purchased the business and began expanding the operations, targeting the medium-to-high end of the specified commercial broadloom carpet market. In 1993, Jack Mishkin, co-founder of Bentley Mills, joined Monterey as Executive Vice President of Product Development. Under his leadership, Monterey rapidly expanded product development and began aggressively penetrating the corporate and design segments of the broadloom market. The acquisition of Monterey has enhanced the Company's overall product innovation and design leadership, broadened its product offering to include high-style broadloom carpet, augmented its position in the corporate and design segments, and has opened up tremendous opportunities for cross-selling and enterprise marketing.

     In July 1999, the Company acquired Crossley Carpet Mills Limited ("Crossley"), a leading Canadian manufacturer of tufted and woven broadloom carpet serving the specified commercial and residential markets. Crossley was founded in 1963 as a joint venture between John Crossley & Sons of the United Kingdom and Karastan Rug Mills of the United States. Since that time, Crossley has developed a very strong brand in Canada with an unparalleled reputation for quality and styling. Crossley's niche position in the market has been supported and continually enhanced with creativity, innovation and state-of-the-art technology. The Crossley acquisition has enhanced the Company's product innovation and design leadership, broadened the product offering to include high-style woven carpet and provided a strong platform to aggressively penetrate the Canadian market. The acquisition has also created market opportunities for the cross-selling of C&A, Monterey and Crossley products in the United States and Canada.

     The United States commercial carpet market, which is comprised of the specified and non-specified segments, is estimated by management to have generated sales of approximately $3.5 billion in 1999. The specified commercial market, which represents approximately $2.65 billion of the total United States commercial carpet market, is differentiated from the non-specified market, in that products are specified by architects, designers and owners rather than being purchased off the shelf. While competition in the non-specified market is based largely on price, the key differentiating factors in the specified markets are product durability, appearance retention, product design and service, as well as price.

     Within the specified commercial market, the Company historically competed in the six-foot roll and modular carpet tile segments. As a result of the Monterey and Crossley acquisitions, the Company competes in the six-foot roll, modular carpet tile, twelve-foot designer broadloom and woven sub-markets in the middle to high-end price range. The Company's focus on these niche products provides a competitive advantage as they tend to have proprietary specifications and generally cannot be produced on standard broadloom carpet manufacturing equipment utilized by the majority of manufacturers in the carpet industry. The Company believes it has a reputation for outstanding product quality and innovative, problem-solving products. As a result, the Company has historically been able to achieve sales growth in excess of that in the general commercial carpet industry. The Company's net sales have grown from $108.0 million in 1993 to $243.4 million in 1999, representing a compound annual growth rate ("CAGR") of 14.5%.

     The Company believes that the diversity of its end-markets provides significant stability to its revenue base. The Company's focus on end use markets which are characterized by high renovation rates, as opposed to new construction, reduces its exposure to economic fluctuations. Historically, renovation activity has been significantly less cyclical than new construction. Management estimates that approximately 65.0% of the Company's sales are related to renovation projects and approximately 35.0% are attributable to new construction. Due to the current favorable United States economy, continued low interest rates and low vacancy rates in commercial real estate, management believes that new construction and renovation demands will continue to be strong in the near term.

Competitive Strengths

     The Company considers its competitive strengths to include the following:

     Superior Product Technology

     The Company has demonstrated an ability to develop value-added products that differentiate it from its competition. The C&A brand's patented, proprietary carpet backing technology, Powerbond/(R)/, uses a closed-cell construction that is impermeable to moisture, exhibits demonstrably superior durability, seamability and cleaning characteristics, and provides comfort under foot, thereby combining the advantages of both hard surface and carpet floorcoverings. Powerbond/(R)/ was enhanced with the patented RS system, which employs a "peel and stick" dry adhesive for installation of both six-foot roll goods and modular carpet tile. This system allows for quicker installation, eliminates the fumes associated with wet adhesives generally used in conventional carpet installation, and substantially reduces total installation costs. The Company's Monterey brand utilizes customized tufting technology to create intricate scrolling designs and patterns. This technology allows Monterey to produce carpet in a wide variety of colors, patterns, textures, pile heights and densities. The Crossley brand manufacturers its high-style woven products utilizing its patented Crossweave/(R) /technology. This technology allows Crossley to produce woven carpets with exceptional strength and stability as well as with increased styling and pattern flexibility.

     Leading Positions in Niche Products

     In 1967, the Company pioneered a vinyl-backed flooring system (which includes six-foot roll and modular carpet tile) in the United States specified commercial carpet industry as an alternative to hard surface flooring and broadloom carpet. The Company is the leader in the vinyl-backed commercial carpet industry which includes the number one position in the fast growing six-foot roll market and a leading producer of modular carpet tile and designer broadloom and woven markets.

     Unique Marketing Segmentation

     The C&A brand has implemented a segmented marketing strategy which targets sales and marketing efforts to the specific needs (i.e., product, service, performance, aesthetics, distribution and budget) of each end-market within a given geographic area. C&A's end-markets include corporate offices, education, health care and government facilities and retail stores. The segmentation strategy requires each account manager to develop an expertise in a specific end-market, resulting in greater customer-focused service, comprehensive market coverage and increased sales productivity over time. In order to implement this segmentation strategy, C&A has doubled its sales organization from 45 in 1993 to 98 presently. Management expects that, over time, the growth and maturation of the sales force will increase sales productivity, as has been the case historically. C&A's market-specific focus differentiates it from many of its competitors, which generally have a geographically-assigned sales organization wherein the account managers are responsible for all end-use markets. In addition, the diversity of the end-markets served provides significant stability to the Company's revenue base.

     Broad Product Offering

     As a result of the recent Monterey and Crossley acquisitions, the Company is able to serve different needs of the same customer through its six-foot roll, modular carpet tile and high-style broadloom and woven product offerings. For example, a customer who specifies high-style and beauty for executive suites or boardrooms, which are frequently remodeled to reflect ever-changing styles and fashion trends, is best served by high-style broadloom or woven products while the same customer may prefer six-foot roll for its superior product performance, appearance retention and durability in higher traffic areas, such as hallways or lobbies, or require modular tile for raised floor applications. The Company is now able to offer, through a single source, a full range of high-end specified commercial floorcoverings.

     Innovative Product Development and Design Capabilities

     Leadership in product development and design is important in the commercial floorcovering marketplace as designers and customers seek up-to-date product aesthetics. Management believes that the ability of its creative professionals at each brand to consistently introduce new designs and styles, coupled with the technical strength of the Company's products, provide it with a sustainable competitive advantage. The development teams for each brand develop specific products tailored to the requirements of specific market segments, unlike many of the Company's competitors who manufacture standard products that serve a wide cross-section of markets. In addition, through numerous awards, all three of the Company's brands have been recognized for excellence in innovative product development and design.

     Flexible Distribution

     The Company operates with a flexible distribution philosophy to meet the needs of the customer rather than mandating from whom the customer can buy the Company's products. By addressing the exact needs of the customer, the Company's distribution strategy allows the Company's sales and marketing personnel to (i) establish multiple relationships within specific market segments and regions, and (ii) maximize total value delivered to individual customers. The Company has established a distribution system which allows customers ultimate flexibility in purchasing the Company's products through three primary channels: flooring dealers, Source One, (the Company's in-house turn-key project management department) and directly from the Company on a material only basis. Management believes that this strategy provides the Company with a competitive advantage over competitors that insist that customers acquire their products through a single, pre-determined channel.

     Environmental Leadership

     The Company has established itself as the environmental leader for the industry. One particular strength has been in the recycling area. The Company produces carpet backing for its C&A brand through a patented, proprietary technology for recycling vinyl manufacturing waste and reclaimed post-consumer, vinyl-backed floorcovering. In addition to recycling its own products, the Company can reclaim and recycle the post-consumer, vinyl-backed floorcovering of its competitors. This unique capability eliminates the need for landfill disposal or incineration of these waste products. Through this technology, the Company produces backing for new six-foot roll carpet, modular carpet tile and other value-added commercial products, such as industrial block flooring. Since late 1998, 100% of the Company's carpet tile has been made with recycled content carpet backing, known as ER3. ER3 is sold at no additional cost to the customer and, since it was fully implemented, has resulted in lower material costs to the Company. Furthermore, management believes that each of the Company's recycled content products are superior in their stability and durability and are able to be recycled repeatedly. The Company is leading the industry in environmental initiatives at a time when many end-users, including government agencies and professional designers, increasingly prefer and/or require products with recycled content.

     Experienced Management Team and Significant Employee Involvement

     The Company has assembled an experienced and successful management team with an average of 23 years experience within the floorcoverings industry and an average of over 14 years experience with the Company. The Company's strong and deep management team has succeeded in increasing sales and operating profitability by increasing penetration of existing markets, introducing higher value-added products, improving manufacturing processes and reducing overhead and administrative costs. The Company has successfully redeployed cost savings from its manufacturing processes into expanding its sales force to broaden distribution. Management has promoted Company-wide employee involvement in every phase of the manufacturing and selling process, which has resulted in the implementation of suggestions regarding Company operations from both hourly and salaried associates throughout the Company. Manufacturing employees are cross-trained in several functions and have access to ongoing internal training programs as well as external educational programs.

     Management believes that employee involvement is a significant factor in the Company's increased profitability. Management initiated a Company-wide system of measuring and improving manufacturing quality in 1989. This system includes extensive training, the establishment of quality checkpoints during the manufacturing process and the formation of quality leadership and improvement teams. Various quality measurements are taken each month and displayed graphically in each plant so that employees can track progress. Results are reviewed each month in planning meetings involving all employees. An employee suggestion system called Opportunity For Improvement ("OFI") has been implemented to provide a vehicle for suggestions related to product quality, employee safety, manufacturing costs, workplace improvement and environment. Additionally, the Company has for over five years, utilized an additional program called CIP (Cost Improvement Program) which tracks the true cost savings of various initiatives to the Company. For 1999, $3.6 million cost savings (on an annualized basis) were identified. These cost savings help offset cost increases in other areas.

Industry Overview

     The Company's sales are in one industry segment, commercial floorcoverings. Commercial carpet is manufactured in two basic forms, roll products and modular carpet tile. Roll carpet products are manufactured in one of two principal types: conventional twelve-foot broadloom carpet or six-foot roll vinyl-backed carpet.

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

     Broadloom carpet is generally tufted carpet sold primarily in twelve-foot rolls. Broadloom is particularly suited for fashionable designs and stylish interiors as its width provides an expanse of canvas upon which bold colors, intricate patterns and complex textures can be displayed. Designer broadloom, a subset of this market, is primarily used in areas where aesthetics, beauty and style are the drivers.

     The Company believes that within the commercial floorcovering market, the demand for six-foot roll goods, modular carpet tile and high-style broadloom carpet will continue to increase in the near future as (i) more end-users recognize the advantages of vinyl-backed products, including durability and design flexibility and the design benefits of high-end broadloom, and (ii) corporate office demand continues to expand.

Sales, Marketing and Distribution

     Sales. Each of the Company's brands currently maintains a separate sales and marketing organization. However, to promote enterprise marketing as well as cross-selling of the Company's brands, the Company has implemented various Company-wide sales incentives and marketing programs. The C&A brand represents the largest of the Company's three sales and marketing organizations. Since 1993, C&A has employed its unique segmented sales and marketing strategy, under which each account manager targets specific end-use market segments within a particular geographic area. The strategy has proven very successful for the C&A brand and has helped create exceptional growth in revenues since its implementation. Monterey and Crossley have also generated exceptional growth in sales by pursuing a slightly different sales and marketing model. Sales of the Monterey and Crossley brands are not targeted to as broad a range of end-use markets as the C&A brand. As a result, their sales and marketing organizations are structured according to geographic region rather than end-use segment. However, given the two brands' primary focus on the corporate and design markets, they are to a large degree naturally segmented. While differences exist between the strategies, all three brands have created motivated, efficient sales and marketing organizations that are highly focused and tailored to meet the needs of the end-user.

     Across all three brands, the majority of sales are specified by the facility owner, professional designer or architect. Since each end-user or market segment has distinct performance, design and installation requirements, the Company's account managers focus on educating the facility owners and their design professionals on (i) the technical specifications and proprietary advantages of its products, (ii) the Company's unique design capabilities, (iii) the Company's dedications to responsive delivery of customer service and (iv) the Company's environmental initiatives.

     Marketing. As part of the C&A brand's segmentation strategy, each market segment has a dedicated in-house marketing director responsible for the identification of market opportunities, communications and program implementation. Marketing personnel provide account managers with important market information, including demographic profiles, competitive analysis, and merchandising support in the form of brochures, advertising and videos. The marketing group also provides specific input into product development for each market segment. The C&A brand has an in-house design team dedicated to developing new, innovative designs for each of its primary end-markets.

     Corporate Office Space.  The corporate office space market involves
     -----------------------
project-oriented work and/or multi-site purchasing agreements. Management has focused on projects where C&A tends to excel on the basis of product performance, customer service and lower life cycle cost rather than pricing. As part of its strategy to increase penetration of this market, C&A recently implemented a national accounts program that targets the country's largest corporations. In addition, a majority of new Monterey products are designed for and are being introduced into the corporate office segment. The increasing importance of design in the corporate sector offers the Monterey brand potential for substantial growth and increased profitability.

     Retail Stores.  Retail store planning is the Company's newest market
     --------------
segment with a focus on major retail chains which have the potential for large, nationwide volumes. A significant portion of these sales flow directly through the Company's Source One program. The Company's "on time every time" installation commitments and RS' ease of installation are critical to meet short construction schedules and to minimize business interruption and loss of revenues in the retail sector. While the Company has experienced rapid growth since its entry into this market segment in 1993, in part due to the relatively small starting base of sales, the Company believes that its penetration is nowhere near its segment potential.

     Education.  The education market has been a primary focus for C&A since the
     ----------
development of Powerbond(R) in 1967. Powerbond(R)`s long-term appearance retention characteristics have been the principal factor behind C&A's success in this segment. Customers in the education segment tend to be particularly sensitive to durability, longevity and ongoing maintenance costs. Historically, C&A has focused on the kindergarten through twelfth grade market. Powerbond(R) in many of these installations has been in use for more than 20 years. C&A aggressively uses this track record in its marketing to potential customers. Over the last few years, C&A has begun to direct its attention toward the college and university market. The education market has benefited and is expected to continue benefiting from strong demographic trends.

     Health Care.  C&A's RS system is particularly well-suited to the health
     ------------
care market because of its moisture impermeability and quick, safe installation. RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the health care market. With the growth and consolidation of national health care organizations, the Company's Source One program, providing project management services and single source responsibility, is well-suited to serve this market.

     Government.  The Company sells to federal, state and local governments.
     -----------
The Company is a supplier to the federal government's purchasing arm, the General Services Administration, which establishes product categories and related minimum product specifications for various budget levels and aesthetic requirements. State and local governments purchase floorcovering products independently through contracts with approved suppliers. The Company is currently an approved supplier to several states and municipalities. Management believes that its success in the government market is due in part to the Company's environmental initiatives, including both the RS "peel and stick" backing system and ER3, its recycled content product offering.

     International Markets. The Company established its first international
     ----------------------
sales office in 1989 in the United Kingdom and in 1998 acquired a carpet backing manufacturer headquarters in Wales. In addition, in August 1998, the Company acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd., a start-up commercial carpet distribution venture in Singapore. The Company's presence in such international markets enables it to distribute its product offerings throughout Europe, North and South America, South East Asia, China, Korea and Taiwan. In 1996, the Company was awarded the primary contract for the Kuala Lumpur City Centre in Malaysia (currently the tallest building in the world). The Company has expanded its sales and distribution efforts into Canada, Mexico, South America and Europe. Sales to international customers
constituted less than 10.0% of C&A's revenues during 1999.   The Company plans
to continue to add distributors and dedicated sales personnel in strategic international markets.

     Distribution. Although a majority of the Company's invoicing is through floorcovering dealers, the Company's primary marketing efforts are focused on the end-user and professional designers and architects who create specifications for its products ("market to end-user; sell through any channel the end-user desires"). The Company's products are sold and distributed through three primary channels: through dealers, Source One and direct to the end-user. The Company operates with a flexible distribution philosophy to meet the needs of the customer rather than mandating from whom the customer can buy the Company's products. The company's distribution channels are outlined below:

     Dealer.   The carpet industry traditionally has sold products to customers
     -------
through local dealers, who typically broker products from manufacturers and subcontract installation through local installers. Many customers request that the product be delivered through a local dealer who provides a range of project management services, including carpet removal, staging and installations.

     Through a non-exclusive alignment with DuPont Flooring Systems, a nationwide network of owned and franchised floorcovering dealers, the Company is able to provide turn-key floorcovering services, including estimations, take-offs, installation, reclamation of existing and future materials and maintenance.

     Source One.  Introduced in late 1992, the Company's in-house project
     -----------
management department provides the first single-source coordination and turn-key project management service offered by a floorcovering manufacturer. The department was established to provide a "one phone call, single-source" project management service to meet the specific needs of the Company's customer base. The service includes facility measurement, project coordination, order entry, delivery and installation of a wide range of interior finishes, including the Company's C&A, Monterey and Crossley brand products. Installation is provided by a network of approximately 1,200 Company-certified installers throughout the nation.

     Direct.  Direct distribution allows end-users to purchase floorcovering
     -------
directly from the Company. The Company's account managers work directly with the customer to advise, educate and make recommendations for the selection and specification of the right product for the particular application. The customer is responsible for project management and installation.

Backlog

     The Company's backlog of unshipped orders was approximately $34.4 million at March 25, 2000, compared to approximately $21.6 million at March 27, 1999. All of the backlog of orders at March 25, 2000 are expected to be shipped within three months of that date. Orders on hand are not necessarily indicative of total future sales.

Products and Product Features

     The Company's products are available in a wide variety of textures, densities, colors and patterns designed to meet both the performance and aesthetic requirements of a broad spectrum of commercial end-users. The product offerings are available in both six-foot roll goods, modular carpet tiles and high-style woven and tufted broadloom, which enables the Company to market an integrated system of product solutions to address the specific requirements of end-users. These products offer distinctive characteristics of use and application. Additionally, the vinyl-backed products are recyclable through the Company's industry leading environmental program into backing for new carpet and other value added commercial products, such as industrial block flooring. Management believes that the ability to offer a full range of specified commercial floorcoverings is a distinct competitive advantage since each product provides unique features and benefits as follows:

     Six-Foot Roll Goods.  C&A is the leading brand six-foot wide commercial
     --------------------
carpet in the United States. Six-foot roll products, which provide performance advantages over conventional twelve-foot broadloom and hardwood flooring, are used primarily in applications that require long-term appearance retention, longer life cycle cost benefits and ease of maintenance. All of the Company's six-foot products utilize the proprietary Powerbond/(R)/ backing technology and the patented RS "peel and stick" installation system. In addition to superior performance characteristics, the six-foot roll product provides handling and transport advantages over twelve-foot rolls as well as cost advantages over modular carpet tiles.

     Modular Carpet Tiles. C&A was the first manufacturer in the United States
     ---------------------
to introduce modular carpet tile technology in 1969 and today is a leading domestic producer of carpet tile. The Company's modular carpet tile system is specifically engineered to have a monolithic appearance on the floor and is marketed as the most seamless tile in the industry. It is often difficult to discern whether an installation is tile or six-foot roll because of the product's unique seamability. The Company's modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements. Additionally, in January 1999, the Company announced the standardization of ER3(RS) backing for all of its tile products. This provides a strategic advantage in the market place since many customers today are looking for products of high recycled content.

     High-Style Commercial Broadloom.  Monterey and Crossley are leading brands
     -------------------------------
for high-style specified commercial broadloom carpet in the medium-to-high end market. High-style broadloom products include both tufted and woven products. Broadloom carpet is designed for beauty and aesthetics and is typically more frequently replaced than six-foot roll goods or carpet tile, because of its prevalence in spaces which are regularly renovated in order to reflect current fashion trends and styles. Monterey and Crossley implement technologically advanced methods to create products in a wide variety of colors, patterns, textures, pile heights and densities to meet the practical and aesthetic needs of its primary end-users.

Competition

     The Company's C&A brand competes with other brands of vinyl-backed carpet, as well as twelve-foot broadloom carpet and other types of commercial floorcovering. The Company's Monterey and Crossley brands compete for sales of specialty commercial broadloom carpet with other carpet manufacturers and manufacturers of vinyl and other types of floorcovering. Management believes that the Company is the largest manufacturer of six-foot roll goods in the United States, with a market share over two and a half times that of its nearest competitor, a leading manufacturer of modular carpet tile in the United States and a design leader in the high-style commercial broadloom market in the United States.

     The Company believes the principal competitive factors in its primary floorcovering markets are performance, durability, service, style and price. In the specified commercial market, six-foot roll goods and modular carpet tiles compete with various floorcoverings, of which broadloom carpet has the largest market share. The performance, durability, customer service, and ease of installation and maintenance of C&A's six-foot roll goods and modular carpet tile are its principal competitive advantages. In the high-style specified commercial broadloom market, the principal competitive advantages of the Monterey and Crossley brands are aesthetics, service and quality. The highly focused sales force for all three brands provides an additional competitive advantage.

     Some of the Company's major competitors have significantly higher commercial carpet sales than the Company since broadloom carpet products comprise the majority of their sales. The market for commercial broadloom products is substantially larger than the commercial vinyl-backed carpet market in which the C&A brand competes. The Company's recent acquisitions of Monterey and Crossley, design leaders in the specified commercial broadloom industry, have enabled the Company to compete directly in this larger market focusing on the mid to high-end segment.

Manufacturing and Facilities

     The following table summarizes the Company's manufacturing, distribution and sales facilities. In the opinion of Management, the Company's manufacturing capacity is sufficient to meet the Company's requirement for the foreseeable future.

                                                                                                               Approximate
Location                                 Operation                                Owned/Leased                 Square Feet
--------                                 ---------                                ------------               ---------------
Dalton, Georgia........................  Yarn Processing                               Owned                      161,500
                                         Carpet Dyeing
Dalton, Georgia........................  Tufting                                       Owned                      154,990
                                         Corporate Offices
Dalton, Georgia........................  Six-Foot Finishing                            Owned                      245,800
                                         Tile Finishing
                                         Tile Printing
                                         Recycling
Dalton, Georgia........................  Distribution Warehouse                        Owned                      133,200
                                         Sales Service Office
                                         Finance & Administration
Dalton, Georgia........................  Warehouse                                     Leased                      95,350
Chagrin Falls, Ohio....................  Sales / Showroom                              Leased                       1,100
Chicago, Illinois......................  Sales / Showroom                              Leased                       5,498
Dallas, Texas..........................  Sales / Showroom                              Leased                       1,960
Denver, Colorado.......................  Sales / Showroom                              Leased                       1,318
Marietta, Georgia......................  Sales / Showroom                              Leased                       2,129
New York, New York.....................  Sales / Showroom                              Leased                       3,800
Newport Beach, California..............  Sales / Showroom                              Leased                       1,600
Richmond, Virginia.....................  Sales / Showroom                              Leased                       1,783
San Francisco, California..............  Sales / Showroom                              Leased                       3,330
Westborough, Massachusetts.............  Sales / Showroom                              Leased                         120
Blaina, Gwent, Wales...................  Six Foot and Tile Finishing                   Leased                       3,000
Blaina, Gwent, Wales...................  Six Foot and Tile Finishing                   Owned                       32,000
Blaina, Gwent, Wales...................  Warehousing                                   Owned                       14,000
Blaina, Gwent, Wales...................  Sales/Warehouse                               Leased                       4,860
Blaina, Gwent, Wales...................  Chemical Mixing                               Leased                       4,000
Blaina, Gwent, Wales...................  Sales / Showroom                              Leased                       5,500
Singapore..............................  Sales / Showroom                              Leased                       1,265
Santa Ana, California..................  Warehouse                                     Leased                      88,266
                                         Samples
                                         Administration
Santa Ana, California..................  Tufting                                       Leased                     102,758
                                         Yarn Processing
New York, New York.....................  Sales Office                                  Leased                       1,578
Chicago, Illinois......................  Sales Office                                  Leased                         300
Troy, Michigan.........................  Sales Office                                  Leased                         180
Wrentham, Massachusetts................  Sales Office                                  Leased                         385
Truro, Nova Scotia, Canada.............  Administration                                Owned                      365,000
                                         Manufacturing
                                         Warehouse
Mississauga, Ontario, Canada...........  Sales / Showroom                              Leased                       2,306
Reading, Massachusetts.................  Sales Office                                  Leased                       1,050

Raw Materials

      The manufacturing of carpet involves the purchasing or manufacturing of yarn, which comprises about one-third of the carpet's typical cost structure and in excess of 50% of total raw material costs. The Company uses DuPont 6.6 continuous filament yarn for a significant number of its products. Yarn is either purchased directly from the yarn manufacturer to be processed internally or from outside yarn processors who process DuPont yarn prior to delivery.
Other significant raw materials used by the Company in its manufacturing process include coater materials, such as vinyl resins, and primary backing.

      The Company has never experienced a problem sourcing nylon, processed yarn or any other raw material used in the manufacture of carpet from its suppliers and does not anticipate any difficulties in sourcing these raw materials in the future.

Patents and Trademarks

      The Company owns a number of patents in the United States including its Powerbond RS patent, which expires in 2008 and its newly obtained patents (process and product) for the ER3 backing produced from its environmental program. The Company considers its know-how and technology more important to its current business than patents and, accordingly, believes that expiration of existing patents would not have a material adverse effect on its operations. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets. The Company also owns numerous registered trademarks in the United States, including Powerbond(R). As part of the acquisition of CAF by CAF Holdings, Inc. ("Holdings) in 1997 from C&A Products, the Company and Holdings entered into a Tradename License Agreement with C&A Products, which, subject to compliance with the terms of the Agreement, gave the Company a perpetual license to use the name Collins & Aikman Floorcoverings, Inc.

Employees

      At January 29, 2000, the Company had a total of 1,451 employees of which 915 were hourly and 536 salaried. The Company has experienced no work stoppages and believes that its employee relations are good. All of the Company's employees are non-union with the exception of Crossley's manufacturing work force. Crossley's current union contract expires in September 2000.
Management is not aware of any discussions or attempts to organize the workforce within any of the Company's other facilities.

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


Item 2.  Properties

      For information concerning the principal physical properties of the Company, see "Item 1. Business - Manufacturing and Facilities."

Item 3.  Legal Proceedings

     The Company from time to time is subject to claims and suits arising in the ordinary course of business, including workers' compensation and product liability claims, which may or may not be covered by insurance. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.


Item 4.  Submission of Matters to A Vote of Security Holders

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      As of April 28, 2000, there was one holder of record of the Company's common stock. There is no public trading market for the Company's common stock. The Company has not historically paid dividends and has no intention to pay dividends in the future.


Item 6.  Selected Financial Data

      The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere herein. The financial data as of and for the years ended January 27, 1996, January 25, 1997, January 31, 1998, January 30, 1999 and January 29, 2000 have been derived from the audited financial statements of the Company. The historical consolidated financial statements of the Company contained elsewhere herein are presented as if the Company was a separate entity for all periods presented. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere herein.

      The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in its Floorcoverings, Monterey and Crossley Acquisitions. Such accounting generally results in increased amortization and depreciation reported in periods subsequent to the Floorcoverings Acquisition. In addition, pre-Floorcoverings Acquisition results include accruals and costs allocated by C&A Products. Accordingly, pre-Floorcoverings Acquisition results of the Company and post-Floorcoverings Acquisition results are not comparable in all material respects. A vertical black line on the table below distinguishes between the pre-Floorcoverings Acquisition and post-Floorcoverings Acquisition results.

                                                                                 Fiscal Year Ended
                                                 ----------------------------------------------------------------------------------
                                                       January 27,      January 25,    January 31,    January 30,    January 29,
                                                         1996            1997             1998(a)        1999           2000
                                                     (Fiscal 1995)     (Fiscal 1996)  (Fiscal 1997)  (Fiscal 1998)  (Fiscal 1999)
                                                 ----------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Operating Data:
Net sales..............................................   $122,169      $136,124       $ 160,383      $175,662        243,364
Costs of goods sold....................................     73,615        81,715          97,263       103,739        150,093
                                                         ---------    ----------       ---------     ---------       --------
Gross profit...........................................     48,554        54,409          63,120        71,923         93,271
Selling, general and administrative expenses (b).......     27,364        28,971          34,769        38,514         52,846
Corporate general & administrative allocated
      costs (c)........................................      1,591         1,531             649            --             --
Goodwill and other intangibles amortization (d)........         --            --           8,468         7,375          7,898
                                                         ---------    ----------       ---------     ---------       --------

Operating income.......................................     19,599        23,907          19,234        26,034         32,527
Loss on sales of accounts receivable (e)...............      3,269         3,489              --            --
Minority interest in income of subsidiary..............         --            --              --            10             62
Equity in earnings of affiliate (f)....................         --            --              --            --          1,215
Interest expenses (g)..................................      3,098         2,854          15,122        14,715         16,338
                                                         ---------    ----------       ---------     ---------       --------
Income before income taxes.............................     13,232        17,564           4,112        11,309         17,342
Income  tax expense....................................      5,127         6,729           1,710         4,871          8,496
Extraordinary gain on early extinguishment of
      debt, net of tax  (h)............................         --            --              --            --          1,226
                                                         ---------    ----------       ---------     ---------       --------
Net Income.............................................   $  8,105      $ 10,835       $   2,402      $  6,438         10,072
                                                         =========    ==========       =========     =========       ========
Other Data:
EBITDA (i).............................................   $ 23,371      $ 27,118       $  35,085      $ 39,268         49,388
Capital expenditures...................................      4,290         7,897           5,119         7,972          8,378
Depreciation and amortization..........................      2,154         2,201          13,263        13,244         15,708

Cash Flows Data:
Net cash provided by operating activities..............   $ 11,744      $ 12,375       $  24,201      $ 19,514         27,590
Net cash used in investing activities..................     (4,270)       (7,856)       (202,856)      (12,680)       (61,055)
Net cash provided by (used in) financing
      Activities (j)...................................     (7,347)       (4,508)        184,210       (10,322)        35,368

Balance Sheet Data (end of period):
Working capital (k)....................................   $  3,805      $  6,485       $  27,454      $ 27,561         39,317
Total assets (k).......................................     31,231        39,614         216,823       215,414        288,288
Long-term debt (l).....................................     43,300        25,400         142,000       132,382        186,201
Stockholder's equity (deficit).........................    (29,645)       (3,780)         54,076        60,529         70,696

(a)  The fiscal period ended January 31, 1998 included 53 weeks.
(b) Amounts include costs incurred by the Company relating to certain matters retained by C&A Products totaling $1,618,000 in fiscal 1995 and $1,010,000 in fiscal 1996. The above amounts represent all costs, including remediation, legal expenses, travel expenses and claim settlements, incurred by the Company in connection with certain claims and litigation that either were retained by C&A Products or were incurred by the Company in anticipation of the sale of the Company.

(c) Prior to fiscal 1997, amounts relate to services provided by C&A Products and include tax, treasury, risk management, employee benefits, legal, data processing, application of cash receipts and other general corporate services. The costs of the services provided by C&A Products were allocated to the Company based upon a combination of estimated use and the relative sales of the Company's business to the total consolidated operations of C&A Products. In the opinion of management, the method on which these costs were allocated was believed to be reasonable. However, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions. Fiscal 1997 amounts relate to amounts paid to the majority shareholder as a management fee and amounts paid to C&A Products to provide the Company with services as described above.
(d) In connection with various acquisitions, the Company has recorded goodwill and other intangible assets of $177.8 million, which are being amortized over lives of 7 to 40 years.
(e) C&A Products was party to a receivables sale agreement with Carcorp, a wholly owned, bankruptcy-remote subsidiary of C&A Products. The accounts receivable were purchased by Carcorp at the face amount of the accounts receivable less a defined discount. Upon closing of the Floorcoverings Acquisition, the Company was terminated as a seller under the receivables sale agreement.
(f) Upon consummation of the Monterey Acquisition, the Company, through Monterey, became party to an agreement with two other parties in a partnership, which operates a carpet dyeing and finishing plant.
(g) Substantially all of the Company's interest expense prior to the fiscal year ended January 31, 1998 relates to the allocated debt of C&A Products referred to in note (l) below.
(h) In fiscal 1999, the Company experienced a net extraordinary gain of approximately $1.2 million, net of income tax expense, due to (i) a gain of $1.3 million, net of tax expense, related to the forgiveness of sinking funds bonds at a face value of $2.1 million, pursuant to an agreement with the issuer and holder, the Nova Scotia Business Development Corporation and
     (ii) a net loss of $0.1 million, net of tax benefit, related to the purchase of Senior Subordinated Notes with a face amount of $8.5 million.
(i) EBITDA represents earnings before deductions for interest expense, loss on sales of accounts receivable, income tax expense, depreciation, amortization, non-recurring charges related to the costs incurred in connection with certain matters retained by C&A Products (see note (b) above), the effect of writing up inventory to fair value at the time of the Floorcoverings Acquisition and (for fiscal 1998 and 1999) minority interest in income of subsidiary and equity in earnings of affiliate. Because of certain of these adjustments, the measure presented may not be comparable to similarly titled measures reported by other companies. The Company understands that certain investors believe EBITDA reflects a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.
(j) Prior to the Floorcoverings Acquisition, net cash used in financing activities includes net cash transactions with C&A Products.
(k) For periods prior to the Floorcoverings Acquisition, amounts exclude all domestic trade accounts receivable sold by the Company pursuant to the receivables sale agreement referred to in note (e) above.
(l) Amounts for periods prior to fiscal 1997 represent the debt of C&A Products that had been allocated to the Company as a result of its guarantee of certain C&A Products debt. In connection with the sale of the Company, the Company was released from this guarantee, and accordingly, the Company was not required to repay any of the allocated amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Collins & Aikman Floorcoverings, Inc. ("CAF" or the "Company"), a Delaware corporation, is a leading manufacturer of vinyl-backed specified commercial
floorcovering and high-style specified commercial broadloom carpet.   The
Company designs, manufactures and markets its C&A, Monterey and Crossley brands to a wide variety of commercial end-markets, including corporate offices, education, healthcare and government facilities and retail stores. The specified commercial market tends to be less price sensitive than the residential and "off the shelf" commercial markets. In addition, because of the Company's diversity of end-use markets, its business tends to be less cyclical than its competitors, which rely heavily on the corporate office market. All three of the Company's brands have developed leading positions in niche segments of the floorcovering market. The ability to offer a "package of product offerings" in various forms, coupled with the Company's flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for its customers. Another key distinction is the Company's differentiation from the competition by offering superior product technologies, leading design capabilities, a broad product offering, exceptional customer-focused services, flexible distribution channels and the most advanced recycling program in the industry.

     In 1999 the Company had $243.4 million in sales and $49.4 million in EBITDA, which is the sixth consecutive record year for both measurements. For the five-year period from 1995 to 1999, sales and EBITDA experienced compounded annual growth rates of 14.5% and 16.1%, respectively. The Company's success over the last five years is attributable to (i) the sales to diverse end-use markets served, (ii) the highly focused segmentation philosophy within sales and marketing, (iii) the continued strong demand by customers to utilize the Company's Source One program of turn-key services, (iv) the focus on cost containment through all operations of the Company, and (v) the continued input from all associates of the Company through the formalized suggestion systems.

ACQUISITIONS

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpet Mills Limited ("Crossley") for $22.1 million (the "Crossley Acquisition") including $17.6 million in assumed debt. Based in Nova Scotia, Canada, Crossley is a manufacturer of tufted and woven broadloom carpet. The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities.
The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $3.9 million, which is being accounted for as goodwill and is being amortized over 20 years using the straight line method. Of the debt assumed in this acquisition, approximately $9.5 million of the assumed long-term debt is sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of the bonds up to a maximum of $6.3 million at various rates, dependent upon certain factors. The remaining balance will become repayable over five years once the forgiveness has expired.

     On June 28, 1999, pursuant to an Agreement and Plan of Merger, dated June 4, 1999 (the "Merger"), the Company, through its wholly owned subsidiary, Monterey Merger Company, Inc. ("Merger Sub"), acquired all the outstanding capital stock of Monterey for $50.0 million, subject to a working capital
adjustment (the "Monterey Acquisition").   Simultaneous with the consummation of
the Merger, Merger Sub was merged with and into Monterey, with Monterey as the surviving corporation in the merger. In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. The consideration paid was financed through the Company's existing credit facility as amended. The Monterey Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired was approximately $34.4 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method.

     In August 1998, the Company entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte. Ltd. Based in Singapore, the newly formed company will market and distribute the Company's products throughout the Asia Pacific region. The Company obtained a 51.0% ownership in the new company.

     In June 1998, the Company acquired all of the outstanding capital stock of Advance Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.6 million, (the "ACT Acquisition") including assumed debt of $0.6 million. Financing for the ACT Acquisition was provided under the existing credit facility and an agreement to pay $1.9 million to Headlam in September 2000 at an effective interest rate of 8.5%. The ACT Acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method.

Results of Operations

     The following table sets forth certain operating results as a percentage of net sales for the periods indicated.

                                                   Fiscal Year Ended
                                                  ---------------------------------------------------------
                                                      January 31,        January 30,      January 29,
                                                          1998              1999             2000
                                                     (fiscal 1997)       (fiscal 1998)    (fiscal 1999)
                                                  ---------------------------------------------------------
                                                                    (Percentage of net sales)
Net sales...........................................        100.0%            100.0%             100.0%
Cost of goods sold..................................         60.6              59.1               61.7
                                                       ----------        ----------        -----------
Gross profit........................................         39.4              40.9               38.3
Selling, general and administrative expenses........         21.7              21.9               21.7
Corporate general and administrative allocated cost.          0.4               0.0                0.0
Goodwill and intangible amortization................          5.3               4.2                3.2
                                                       ----------        ----------        -----------
Operating income....................................         12.0              14.8               13.4
Minority interest in income of subsidiary...........          0.0               0.0                0.0
Equity in earnings of affiliate.....................          0.0               0.0                0.5
Interest expense....................................          9.4               8.4                6.7
                                                       ----------        ----------        -----------
Income before income taxes and extraordinary item...          2.6               6.4                7.2
Income tax expense..................................          1.1               2.8                3.5
Extraordinary gain on extinguishment of debt, net             0.0               0.0                0.5
 of tax.............................................   ----------        ----------        -----------
Net income..........................................          1.5%              3.6%               4.2%
                                                       ----------        ----------        -----------
EBITDA margin.......................................         21.9%             22.4%              20.3%
                                                       ==========        ==========        ===========

Fiscal Year Ended (52 weeks) January 29, 2000 ("fiscal 1999")
Compared with Fiscal Year Ended (52 weeks) January 30, 1999 ("fiscal 1998")

     Net Sales. Net sales represent gross sales less product returns, customer allowances and various customer discounts. Sales are comprised of six-foot roll goods, modular carpet tile, broadloom carpet and other products, including adhesives, industrial block flooring and walk-off mats. The Company's net sales increased to $243.4 million in fiscal 1999, an increase of $67.8 million or 38.6% over fiscal 1998. The increase in net sales in fiscal 1999 was due to the inclusion of product sales of Monterey and Crossley and sales growth in the education, corporate and government end use markets. The Company experienced volume increases in all product lines with minor average selling price increases.

     Cost of Goods Sold. Cost of goods sold increased to $150.1 million in fiscal 1999 from 103.7 million, an increase of $46.4 million or 44.7%. As a percentage of sales, these costs were 61.7% and 59.1% respectively. This cost increase was due to the inclusion of product sales of Monterey and Crossley and increased sales volume offset by improved manufacturing efficiencies on the higher volume in fiscal 1999.

     Selling, General and Administrative ("SG&A") Expenses. The Company's SG&A expenses, including goodwill and intangible assets amortization of $7.9 million, in fiscal 1999 increased to $60.7 million from $45.9 million, an increase of 32.4% over fiscal 1998 which included goodwill and intangible assets amortization of $7.4 million. This cost increase is primarily due to increased costs related to (i) the inclusion of Monterey and Crossley expenses, (ii) investment in the Company's administrative infrastructure, and (iii) higher sales commissions related to the higher sales volume.

     Interest Expense.   Net interest expense for fiscal 1999 increased to $16.3
million, from $14.7 million in fiscal 1998. This increase is due to higher indebtedness incurred from the Monterey and Crossley acquisitions.

     Extraordinary Gain. The Company experienced a net gain of approximately $1.2 million, net of income tax expense, due to (i) a gain of $1.3 million, net of tax expense, related to the forgiveness of sinking funds bonds at a face value of $2.1 million, pursuant to an agreement with the issuer and holder, the Nova Scotia Business Development Corporation and (ii) a net loss of $0.1 million, net of tax benefit, related to the purchase of Senior Subordinated Notes with a face amount of $8.5 million.

    Net Income.    Net income for fiscal 1999 increased to $10.1 million from
$6.4 million in fiscal 1998.   This increase of $3.6 million was due to the
combined result of the factors described above. The Company's effective tax rate was 49.0% and 43.0% for fiscal 1999 and 1998, respectively.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate. EBITDA of $49.4 million in fiscal 1999 was $10.1 million or 25.8% higher than the $39.3 million for fiscal 1998. As a percentage of sales, EBITDA decreased to 20.3% in fiscal 1999 from 22.4% in fiscal 1998. The change in EBITDA and EBITDA margin was the combined
result of the factors described above.   EBITDA is provided as certain investors
commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.


Fiscal Year Ended (52 weeks) January 30, 1999 ("fiscal 1998")
Compared with Fiscal Year Ended (53 weeks) January 31, 1998 ("fiscal 1997")

     Net Sales. Net sales represent gross sales less product returns, customer allowances and various customer discounts. Sales are comprised of six-foot roll goods, modular carpet tile and other products, including adhesives, industrial block flooring and walk-off mats. Sales in 1998 also include the commission finishing revenue of Advance Carpet Tile. The Company's net sales increased to $175.7 million in fiscal 1998, an increase of $15.3 million or 9.5% over fiscal 1997. The increase in net sales in fiscal 1998 was due to sales growth in the government, healthcare and education end use markets as well as the addition of Advance Carpet Tiles. The Company experienced strong volume increases in six-foot roll goods with minor average price decreases in both six-foot roll goods and modular carpet tiles.

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

     Net cash provided by operating activities in the fiscal 1999 was $27.6 million compared to $19.5 million in the fiscal 1998. The change was primarily due to a positive $6.8 million swing in net working capital, the $3.6 million increase in net income off set by a negative $2.3 million swing in non-cash charges.

     Capital expenditures totaled $8.4 million during fiscal 1999 compared to $8.0 million during fiscal 1998. This increase in capital expenditures for the fiscal 1999 period is due to the inclusion of Monterey and Crossley. Fiscal 1999 capital expenditures were focused on cost reduction/maintenance measures, efficiency improvements and other capacity enhancements.

     The Company has significant indebtedness which consisted of $91.5 million in Senior Subordinated Notes due 2007 (the "Senior Notes"); a $125.0 million credit facility (the "Credit Facility") which, at January 29, 2000 had outstanding balances of $28.0 million ("A-1 Term Loan Facility") and $40.0 million ("A-2 Term Loan Facility") in term loan borrowings and $8.3 million in revolving credit borrowings; $4.1 million in seller's notes from the June 1998 acquisition of Advance Carpet Tiles and the July 1999 Crossley acquisition; $1.7 million in purchase money indebtedness; $4.7 million in revolving line of credit borrowings and $7.9 million in sinking funds bonds under Crossley.

     The A-1 Term Loan facility of the Credit Facility will mature on June 30, 2002 and, as of January 29, 2000, will require principal payments (payable in quarterly installments) totaling $1.3 million in the third quarter of fiscal 2000, $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The A-2 Term Loan Facility will mature on December 31, 2003 and requires principal payments (also payable in quarterly installments) totaling $12.0 million in fiscal 2002 and $28.0 million in fiscal 2003. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. During fiscal 1998 and 1999, the Company voluntarily prepaid $12.1 million and $1.9 million, respectively, of the term loan borrowings. As of January 29, 2000, there was $16.6 million (net of $8.3 million in borrowings and $5.1 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     The Company has made six amendments to the Credit Facility. The first amendment related to certain restrictive covenants of the Credit Facility allowing increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years. The second amendment provided better interest rates based on the Company's leverage ratio for the immediately preceding twelve months. The third amendment provided for the ability to purchase up to $5.0 million of the Company's Senior Subordinated Notes on open markets. The fourth amendment increased the limit for capital expenditures during fiscal 1998. The fifth amendment (i) expanded the term loan facility to include a second term loan of $40.0 million, payable in quarterly installments due September 2002 through December 2003; (ii) allowed greater flexibility in making acquisitions including the Monterey and Crossley acquisitions; and (iii) adjusted certain covenants. The sixth amendment allowed the purchase of an additional $10.0 million of the Company's Senior Subordinated Notes on open markets.

     Concurrent with the consummation of the Crossley Acquisition, the Company agreed to pay the seller $2.0 million over the next four years, subject to certain conditions, at an effective interest rate of 7.5%. In addition, the Company assumed debt of approximately $17.5 million. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.1 million. At January 29, 2000, $1.1 million was outstanding. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.9 million of short-term debt was assumed which relates to Crossley's revolving line of credit agreement with a Canadian bank, which is used to finance working capital requirements. At January 29, 2000, $4.7 million was outstanding and $2.9 million was available under this line of credit. Approximately $9.5 million of long-term debt assumed was sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of these bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. For the year ended January 29, 2000, $2.1 million was forgiven. The remaining balance will become repayable over five years once the forgiveness has expired.

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

Year 2000

     The Company did not experience any significant Year 2000 problems.

Recent Accounting Pronouncements

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


Item 9. Change In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers

          The following table sets forth the name, age and position of each director or executive officer of the Company. The directors of the Company are also the directors of Holdings. Each director will continue to hold office until the next annual meeting of the shareholder of the Company or until his successor has been elected and qualified. The Shareholders Agreement governs the election of directors of the Company. See "Item 12. Security Ownership - Shareholders Agreement". Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers.


Name                      Age             Positions
Edgar M. Bridger........   48             President, Chief Executive Officer and Director
Lee H. Schilling........   59             Senior Vice President of Marketing and Sales
Darrel V. McCay.........   39             Vice President, Chief Financial Officer and Director
Jeffrey M. Raabe........   38             Vice President of Sales
Wallace J. Hammel.......   54             Vice President of Manufacturing
Henry L. Millsaps, Jr...   44             Vice President of Human Resources
Larry C. Jones..........   59             President of Monterey Carpets, Inc. and Director
Terrence D. Daniels.....   57             Chairman of the Board
Gary A. Binning.........   39             Director
Stephen M. Burns........   38             Director
Thad M. Jones...........   28             Director
Robert D. Haswell.......   30             Director

          Edgar M. (Mac) Bridger, President, Chief Executive Officer and Director became a director of Holdings upon consummation of the Floorcoverings Acquisition. Mr. Bridger joined the Company in 1987 as the Midwest District Manager. Prior to being appointed President and Chief Executive Officer in February 1997, he served as the Company's President since December 1993. Mr. Bridger previously served as Vice President of Sales and as National Sales Manager. Mr. Bridger is also a director of a privately-held corporation.

          Lee H. Schilling, Senior Vice President of Marketing and Sales, joined the Company in 1985 as National Sales Manager. In 1987, he was promoted to Vice President of Marketing and Sales, and in December 1993, he was promoted to his present position.

          Darrel V. McCay, Vice President, Chief Financial Officer and Director, joined the Company in March 1989 as Division Controller and became Vice President of Administration and Control in August 1994. Mr. McCay was appointed Chief Financial Officer in February 1997. Mr. McCay became a director of Holdings in 1999.

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

          Larry C. Jones, President of Monterey Carpets, Inc. and Director, became a director of the Company upon the consummation of the acquisition of Monterey Carpets in 1999. Since 1988, Mr. Jones has been President & Chief Executive Officer of Monterey Carpets. For the five years preceding that, he was President of DesignWeave, the commercial division of Tuftex Industries.

          Terrence D. Daniels, Chairman of the Board, has served as a director and as Chairman of the Board of Holdings since 1996 and became the Chairman of the Board of Directors of the Company upon consummation of the Floorcoverings Acquisition. Since 1990, Mr. Daniels has been President of Quad-C, Inc. During 1989 and prior thereto, Mr. Daniels was a Vice Chairman and director of W. R. Grace & Co. with responsibility for the Specialty Chemical, Health Care, Natural Resource, Restaurant, Retail and Corporate Technical groups. Mr. Daniels is also a director of IGI, Inc., and several privately-held corporations.

          Gary A. Binning, Director, has served as a director and as a Vice President of Holdings since 1996 and became a director of the Company upon consummation of the Floorcoverings Acquisition. Since 1992, Mr. Binning has been with Paribas where he is currently a Partner with Paribas Principal Partners and an officer and director of Paribas Principal, Inc. Mr. Binning is also a director of several privately-held corporations.

          Stephen M. Burns, Director, has served as a director of Holdings since 1996 and became a director of the Company upon consummation of the Floorcoverings Acquisition. Since 1992, Mr. Burns has been a Vice President of Quad-C. Prior to joining Quad-C, Mr. Burns was a Vice President of Paribas North America and Paribas. Mr. Burns is also a director of several privately-held corporations.

          Thad M. Jones, Director, has served as a director of Holdings since 1999. Since 1998, Mr. Jones has been an Associate of Quad-C. Prior to joining Quad-C, Mr. Jones was an Associate of Croft & Bender, LLC and The Robinson-Humphrey Company. Mr. Jones is also a director of a privately held corporation.

          Robert D. Haswell, Director, has served as a director of Holdings since 1999. Mr. Haswell joined Paribas in 1995, and worked first in Paribas' Principal Merchant Banking Group before joining Paribas Partners in 1996. Prior to 1995, Mr. Haswell was an associate of Ernst & Young, LLP. Mr. Haswell is also a director of several privately held corporations.

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

                           Summary Compensation Table


                                                                                       Long - Term
                                         Annual Compensation ($) (a)                   Compensation
                                        ------------------------------------      --------------------
                                                                                  Securities Underlying        All Other
    Name and Principal Position          Year        Salary          Bonus (b)          Options (#)         Compensation
------------------------------------     ----        ------          ---------          -----------         -------------
Edgar M. Bridger...................      1999        $ 276,492       $     99,000                --            $ 5,593 (d)
   President and Chief                   1998          259,398            139,776                --              7,747
      Executive Officer                  1997          250,000            250,000 (b)       205,020 (c)          6,918
Lee H. Schilling...................      1999        $ 161,210       $     44,352                --            $ 5,611 (e)
   Senior Vice President of              1998          154,500             66,144                --              8,840
      Marketing and Sales                1997          150,000            120,000 (b)        97,920 (c)          7,420
Jeffrey M. Raabe...................      1999        $ 139,550       $     38,478                --            $ 3,581 (f)
   Vice President of                     1998          131,246             57,200                --              5,410
      Sales                              1997          125,000            100,000 (b)        88,740 (c)          3,145
Wallace J. Hammel..................      1999        $ 139,441       $     38,478                --            $ 3,592 (g)
   Vice President of                     1998          131,246             57,200                --              1,784
       Manufacturing                     1997          125,000            100,000 (b)        88,740 (c)          1,548
Darrel V. McCay....................      1999        $ 137,498       $     38,280                --            $ 1,115 (h)
   Vice President and                    1998          126,251             54,080                --              1,929
       Chief Financial Officer           1997          115,000             92,000 (b)        88,740 (c)            228

(a) None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus.
(b) Amounts do not include bonuses paid by C&A Products, the Company's parent prior to the Floorcoverings Acquisition, conditioned upon the sale of the Company in the approximate amounts of $576,120, $295,352, $237,740, $217,868 and $187,740 to Messrs. Bridger, Schilling, Raabe, Hammel and McCay, respectively.
(c)  Shares of CAF Holdings, the Company's parent.
(d) Reflects $3,208 401(k) plan employer matching contribution and $2,385 premiums for life insurance made on Mr. Bridger's behalf.
(e) Reflects $3,208 401(k) plan employer matching contribution and $2,403 premiums for life insurance made on Mr. Schilling's behalf.
(f) Reflects $3,208 401(k) plan employer matching contribution and $373 premiums for life insurance made on Mr. Raabe's behalf.
(g) Reflects $2,296 401(k) plan employer matching contributions and $1,296 premiums for life insurance made on Mr. Hammel's behalf.
(h) Reflects $802 401(k) plan employer matching contribution and $313 premiums for life insurance made on Mr. McCay's behalf.

Stock Option Grants in Last Fiscal Year

     No options were granted during fiscal 1999 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year End Option
Values

     No options were exercised and there is no market for Holdings' common stock.

Retirement Plan

     Provided certain eligibility requirements are met, at the end of each calendar month pay credits are added to a participant's account under the Company's Pension Account Plan (the "Plan"). The percentage of compensation is based on the participant's length of credited service and compensation (as defined in the Plan) during that month. For participants aged 50 or older, the percentage of compensation is based on either credited service or age, whichever results in a higher percentage.

     The following chart sets forth how pay credits were determined under the Company's plan :


                                                          Percentage of Compensation
                   Eligibility Requirements               Used to Determine Pay Credits
           ---------------------------------------        ------------------------------
             Years of                                     Up to 1/3            Over 1/3
             Credited                                     of the S.S.          of the S.S.
             Service          or             Age          Wage Base            Wage Base
           ----------                  ------------      -----------          ----------
           less than 10                less than 50              2.5%                4.5%
            10 - 14                      50 - 54                 3.0%                5.5%
            15 - 19                      55 - 59                 4.0%                6.5%
            20 - 24                      60 - 64                 5.0%                8.0%
            25 or more                   65 or more              6.0%               10.0%


     Participants make no contributions to the plan. Employer contributions are 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the plan. The estimated annual benefits payable upon retirement at normal retirement age under the plan for Messrs. Bridger, Schilling, Raabe, Hammel and McCay are $5,302, $3,511, $6,746, $4,188 and $6,710, respectively. Participants in the plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment.

Director Compensation

     The Company pays no additional remuneration to its employees or to executives of Quad-C or Paribas for serving as directors.

Employment Agreements

     The Company has no employment agreement with any Named Executive Officer.

Compensation Committee Interlocks

     The compensation committee consists of Terrence D. Daniels, Stephen M. Burns and Gary A. Binning, none of which are officers or employees of the Company. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during the fiscal year ended January 29, 2000.

Item 12.  Security Ownership

     The authorized capital stock of the Company consists of 1,000 shares of common stock, par value $.01 per share, all of which are issued and outstanding and are presently held by Holdings.

     Holdings' authorized capital stock consists of 50,000,000 common shares, no par value (the "Common Shares"). Holdings has outstanding 5,157,600 Common Shares. The table below sets forth certain information, as of April 28, 2000, regarding equity ownership of Holdings by (i) each director or executive officer of Holdings who owns Common Shares, (ii) all directors and executive officers of Holdings as a group and (iii) each person or entity who beneficially owns 5% or more of the Common Shares. There is no established public trading market for the securities of Holdings.

                                                                              NUMBER OF COMMON           PERCENTAGE OF
                                 NAME                                              SHARES                COMMON SHARES
----------------------------------------------------------------------     --------------------     --------------------
DIRECTORS:
     Terrence D. Daniels (c)..........................................                   70,000                    1.37 %
     Gary A. Binning (b) (d)..........................................                       --                       *
     Stephen M. Burns.................................................                   15,000                       *
     Robert D. Haswell (b) (d)........................................                       --                       *
     Edgar M. Bridger  **.............................................                   30,000                       *
     Darrel V. McCay **...............................................                   10,000                       *
     Larry C. Jones...................................................                       --                       *

NAMED EXECUTIVE OFFICERS:
     Lee H. Schilling.................................................                   17,500                       *
     Jeffrey M. Raabe.................................................                   12,500                       *
     Wallace J. Hammel................................................                   12,500                       *

ALL DIRECTORS AND NAMED EXECUTIVE OFFICERS AS A
GROUP.................................................................                  167,500                     3.25

BENEFICAL OWNERS OF MORE THAN 5%:
     Quad-C Partners II, L.P. (a).....................................                  190,000                     3.68
     Quad-C Partners III, L.P. (a)....................................                  360,000                     6.98
     Quad-C Partners IV, L.P. (a).....................................                2,295,000                    44.50
     Paribas Principal, Inc. (b)......................................                2,000,000                    38.78

  *  Less than 1%.
 **  Mr. Bridger and Mr. McCay are also Named Executive Officers.

(a) The address of Quad-C Partners II, L.P., Quad-C Partners III, L.P., Quad-C Partners IV, L.P is 230 East High Street, Charlottesville, Virginia 22902.
(b) The address of Paribas Principal Inc. is 787 Seventh Avenue, New York, New York 10019.
(c) Excludes 2,845,000 Common Shares held by Quad-C Partners II, L.P., Quad-C Partners III, L.P. and Quad-C Partners IV, L.P., as to which shares Mr. Daniels disclaims beneficial ownership except to the extent of his interests in such partnerships, and includes 20,000 Common Shares held by children of Mr. Daniels, as to which shares Mr. Daniels disclaims beneficial ownership.
(d) Excludes 2,000,000 Common Shares held by Paribas Principal Inc., as to which shares Mr. Binning and Mr. Haswell disclaim beneficial ownership.

     Shareholders Agreement

     Quad-C, Paribas and the other shareholders of Holdings entered into a shareholders' agreement effective as of February 6, 1997. Subject to certain requirements under the shareholders' agreement, each shareholder will vote the Common Shares held by it so as to elect to the Board of Directors of Holdings four designees of Quad-C (the "Quad-C Directors"), two designees of Paribas (the "Paribas Directors"), and the chief executive officer of the Company. Although most action by the Board of Directors requires only the vote of a majority of the directors, certain significant corporate actions require the approval of a majority of the Quad-C Directors and at least one Paribas Director.

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


Item 13.  Certain Relationships and Related Transactions

     Quad-C and Paribas. Holdings has entered into an agreement with Quad-C pursuant to which Holdings retained Quad-C to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and securityholders, and the operation and expansion of its business. The agreement provides for payment to Quad-C of an annual fee of $350,000, payable quarterly and reimbursement of out-of-pocket expenses. The agreement expired in 1999, but will be automatically renewed for successive one-year terms unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Paribas was reimbursed for its out-of-pocket expenses in connection with the Floorcoverings Acquisition.

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
          ---------------------
                                                                                                Page
                                                                                               Number
                                                                                               ------
     Report of Independent Public Accountants.......................................            F-1

     Consolidated Statements of Operations for the Years Ended January 31, 1998,
      January 30, 1999 and January 29, 2000.........................................            F-2

     Consolidated Statements of Comprehensive Income for the Years Ended
      January 31, 1998, January 30, 1999 and January 29, 2000.......................            F-3

     Consolidated Balance Sheets as of January 30, 1999 and January 29, 2000........            F-4

     Consolidated Statements of Stockholder's Equity (Deficit) for the Years Ended
      January 31, 1998, January 30, 1999 and January 29, 2000.......................            F-5

     Consolidated Statements of Cash Flows for the Years Ended January 31, 1998,
      January 30, 1999 and January 29, 2000.........................................            F-6

     Notes to Consolidated Financial Statements.....................................            F-7

     (2)  FINANCIAL SCHEDULES:
          --------------------

     The following financial statement schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and Subsidiaries.

                                                                       Page
                                                                      Number
                                                                      ------

Report of Independent Public Accountants on Schedule.................  S-1
Schedule II- Valuation and Qualifying Accounts.......................  S-2

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

          (3)  EXHIBITS:
               ---------


          EXHIBIT
          NUMBER                    DESCRIPTION
          ------                    -----------

*1.1 Purchase Agreement among CAF Holdings, Inc., CAF Acquisition Corporation and BT Securities Corporation, dated as of January 29, 1997, incorporated by reference to Exhibit 1.1 of the Registration Statement of Form S-4 filed with the Securities and Exchange Commission on June 4, 1997 under the Securities Act of 1933, as amended (SEC file number 333-24699) (the "Registration Statement").

*2.1 Acquisition Agreement, by and among Collins & Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc., the Registrant, CAF Holdings, Inc. and CAF Acquisition Corporation, dated as of December 9, 1996, as amended, incorporated by reference to Exhibit 2.1 of the Registration Statement.

*2.2 Agreement and Plan of Merger among Collins & Aikman Floorcoverings, Inc., Monterey Merger Company, Inc. and Monterey Carpets, Inc. dated June 4, 1999, incorporated by reference to Exhibit 2.2 of the Company's Form 8-K filed on July 9, 1999.

*3.1 Certificate of Incorporation of the Registrant, as amended to date, incorporated by reference to Exhibit 3.1 of the Registration Statement.

*3.2 By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registration Statement.

*4.1 Indenture, dated as of February 6, 1997, by and among CAF Acquisition Corporation and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

*4.2 First Supplemental Indenture, dated as of February 6, 1997, by and among the Registrant and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 4.2 of the Registration Statement.

*4.3 Form of Series B 10% Senior Subordinated Note, incorporated by reference to Exhibit 4.3 of the Registration Statement.

*4.4 Registration Rights Agreement, dated as of February 6, 1997, by and between CAF Acquisition Corporation and BT Securities Corporation, incorporated by reference to Exhibit 4.4 of the Registration Statement.

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

*10.1(d) Fourth Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent.

*10.1(e) Fifth Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc. various lending institutions and Bankers Trust Company as Agent, incorporated by reference to Exhibit 101(d) of the Company's report on Form 10-Q for the fiscal quarter ended July 31, 1999.

*10.1(f) Sixth Amendment to the Credit Agreement among CAF Holdings, Inc., Collins & Aikman Floorcoverings, Inc., various lending institutions and Bankers Trust Company as Agent incorporated by reference to
          Exhibit 10.1(e) of the Company's report on Form 10-Q for the fiscal quarter ended October 30, 1999.

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

     3. On September 9, 1999, the Company filed on Form 8-K/A information to amend Item 7 of the Company's current report on Form 8-K dated July 9, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2000.

                                    COLLINS & AIKMAN FLOORCOVERINGS, INC.


                                    By:  /s/ Edgar M. Bridger
                                        ----------------------------------------
                                             Edgar M. Bridger
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and the capacities and on the dates indicated.

     Name                       Title                          Date
     ----                       -----                          ----

     /s/ Edgar M. Bridger       President, Chief Executive     April 28, 2000
------------------------------
     Edgar M. Bridger           Officer and Director
                                (Principal Executive Officer)

     /s/ Darrel V. McCay        Vice President, Chief          April 28, 2000
------------------------------
     Darrel V. McCay            Financial Officer and

                                Director (Principal Financial
                                & Accounting Officer)


     /s/ Larry C. Jones         President of Monterey          April 28, 2000
------------------------------
     Larry C. Jones             Carpets, Inc. and Director


     /s/ Terrence D. Daniels    Director                       April 28, 2000
------------------------------
     Terrence D. Daniels


     /s/ Stephen M. Burns       Director                       April 28, 2000
------------------------------
     Stephen M. Burns


     /s/ Thad M. Jones          Director                       April 28, 2000
------------------------------
     Thad M. Jones


     /s/ Gary A. Binning        Director                       April 28, 2000
------------------------------
     Gary A. Binning


     /s/ Robert D. Haswell      Director                       April 28, 2000
------------------------------
     Robert D. Haswell

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Collins & Aikman Floorcoverings, Inc.:


We have audited the accompanying consolidated balance sheets of COLLINS & AIKMAN FLOORCOVERINGS, INC. (a Delaware corporation) and Subsidiaries as of January 30, 1999 and January 29, 2000 and the related consolidated statements of operations, comprehensive income, stockholder's equity and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Floorcoverings, Inc. and subsidiaries as of January 30, 1999 and January 29, 2000 and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in accordance with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP




Chattanooga, Tennessee
March 23, 2000

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
  For The Years Ended January 31, 1998, January 30, 1999 and January 29, 2000

                                (In Thousands)

                                                                                   Fiscal Year Ended
                                                        -------------------------------------------------------------------
                                                            January 31,            January 30,              January 29,
                                                                1998                  1999                     2000
                                                             (53 weeks)             (52 weeks)              (52 weeks)
                                                        ----------------       ------------------       -------------------
NET SALES...........................................     $       160,383        $         175,662        $          243,364
                                                        ----------------       ------------------       -------------------

COST OF GOODS SOLD..................................              97,263                  103,739                   150,093
SELLING, GENERAL & ADMIN.  EXPENSES.................              43,886                   45,889                    60,744
                                                        ----------------       ------------------       -------------------
                                                                 141,149                  149,628                   210,837
                                                        ----------------       ------------------       -------------------
OPERATING INCOME....................................              19,234                   26,034                    32,527
MINORITY INTEREST IN INCOME OF SUBSIDIARY...........                  --                       10                        62
EQUITY IN EARNINGS OF AFFILIATE.....................                  --                       --                     1,215
NET INTEREST EXPENSE................................              15,122                   14,715                    16,338
                                                        ----------------       ------------------       -------------------
INCOME BEFORE INCOME TAXES..........................               4,112                   11,309                    17,342
INCOME TAX EXPENSE..................................               1,710                    4,871                     8,496
                                                        ----------------       ------------------       -------------------
NET INCOME BEFORE EXTRAORDINARY ITEM................               2,402                    6,438                     8,846
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF TAX..............................                  --                       --                     1,226
                                                        ----------------       ------------------       -------------------
NET INCOME..........................................     $         2,402        $           6,438        $           10,072
                                                        ================       ==================       ===================

 The accompanying notes are an integral part of these consolidated statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                Consolidated Statements of Comprehensive Income
  For the Years Ended January 31, 1998, January 30, 1999 and January 29, 2000
                                (In Thousands)

                                                       Fiscal Year Ended
                                         ------------------------------------------------
                                           January 31,     January 30,       January 29,
                                             1998            1999               2000
                                         -------------    ------------     --------------
NET INCOME...........................       $    2,402     $     6,438      $      10,072

OTHER COMPREHENSIVE INCOME
(EXPENSE) NET OF TAX:
     Foreign Currency Translation                 (124)             15                 95
      Adjustments....................
                                         -------------    ------------     --------------
COMPREHENSIVE INCOME.................       $    2,278     $     6,453      $      10,167
                                         =============    ============     ==============

  The accompanying notes are an integral part of these consolidated financial statements.

            COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                  As of January 30, 1999 and January 29, 2000
                     (In Thousands, Except Share Amounts)

                                                                                 January 30,              January 29,
                                    ASSETS                                          1999                     2000
                                                                                 -----------              -----------
CURRENT ASSETS:
   Cash and Cash Equivalents............................................         $     2,211              $     4,114
   Due From Factor......................................................                  --                    4,813
   Accounts Receivable net of Allowances of $335 and $838 in Fiscal
   1998 and 1999, respectively..........................................              23,465                   33,572
   Inventories..........................................................              17,343                   32,137
   Deferred Tax Assets..................................................               1,098                    2,831
   Prepaid Expenses and Other...........................................                 752                    1,377
                                                                                 -----------              -----------
             Total Current Assets.......................................              44,869                   78,844


PROPERTY, PLANT AND EQUIPMENT, NET......................................              40,085                   47,720
DEFERRED TAX ASSETS.....................................................                  --                      276
GOODWILL AND OTHER INTANGIBLES, NET.....................................             123,365                  154,096
OTHER ASSETS............................................................               7,095                    7,352
                                                                                 -----------              -----------
                                                                                 $   215,414              $   288,288
                                                                                 ===========              ===========

              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable.....................................................         $     8,442              $    13,945
   Accrued Expenses.....................................................               8,704                   13,052
   Revolving Line of Credit.............................................                  --                    4,673
   Current Portion of Long Term Debt....................................                 162                    7,857
                                                                                 -----------              -----------
             Total Current Liabilities..................................              17,308                   39,527

OTHER LIABILITIES, INCLUDING POST RETIREMENT BENEFIT OBLIGATION.........               4,041                    4,180
DEFERRED TAX LIABILITIES................................................               1,163                       --
LONG TERM DEBT..........................................................             132,220                  173,671
MINORITY INTEREST.......................................................                 153                      214

COMMITMENTS AND CONTINGENCIES (Note 16).................................

STOCKHOLDER'S EQUITY:
   Common Stock ($.01 Par Value per Share, 1,000 Shares  Authorized,
      Issued and Outstanding Fiscal 1998 and Fiscal 1999)...............                  --                       --
   Paid-in Capital......................................................              51,576                   51,576
   Retained Earnings....................................................               8,840                   18,912
   Accumulated Other Comprehensive Income...............................                 113                      208
                                                                                 -----------              -----------
                                                                                      60,529                   70,696
                                                                                 -----------              -----------
                                                                                 $   215,414              $   288,288
                                                                                 ===========              ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

            COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholder's Equity
  For the Years Ended January 31, 1998, January 30, 1999 and January 29, 2000

                                (In Thousands)

                                                                                                     Investments &    Accumulated
                                                                                                     Advances from       Other
                                                                  Common      Paid-In     Retained      (to) C&A     Comprehensive
                                                                  Stock       Capital     Earnings      Products         Income
                                                                  ------    ----------   ----------  -------------   -------------
BALANCE, January 25, 1997                                         $   --    $   7,821    $  18,940      $ (30,386)       $ (155)

----------------------------------------------------------------------------------------------------------------------------------

   Acquisition of C&A Floor Coverings, Inc.:
      Elimination of Predecessor Accounts................             --       (7,821)     (18,940)        30,386           377
      Purchase of C&A Floor Coverings, Inc...............             --       51,000           --             --            --
   Capital Contribution by CAF Holdings, Inc.............             --          576           --             --            --
   Net Income............................................             --           --        2,402             --            --
   Foreign Currency Translation Adjustment...............             --           --           --             --          (124)
                                                                  ------    ---------    ---------      ---------        ------
BALANCE, January 31,1998.................................             --       51,576        2,402             --            98

   Net Income............................................             --           --        6,438             --            --
   Foreign Currency Translation Adjustment...............             --           --           --             --            15
                                                                  ------    ---------    ---------      ---------        ------
BALANCE, January 30, 1999................................             --       51,576        8,840             --           113

   Net Income............................................             --           --       10,072             --            --
   Foreign Currency Translation Adjustment...............             --           --           --             --            95
                                                                  ------    ---------    ---------      ---------        ------
BALANCE, January 29, 2000................................         $   --    $  51,576    $  18,912      $      --        $  208
                                                                  ======    =========    =========      =========        ======

                                                                      Total
                                                                   ----------
BALANCE, January 25, 1997                                          $  (3,780)

-----------------------------------------------------------------------------

   Acquisition of C&A Floor Coverings, Inc.:
      Elimination of Predecessor Accounts................              4,002
      Purchase of C&A Floor Coverings, Inc...............             51,000
   Capital Contribution by CAF Holdings, Inc.............                576
   Net Income............................................              2,402
   Foreign Currency Translation Adjustment...............               (124)
                                                                   ---------
BALANCE, January 31,1998.................................             54,076

   Net Income............................................              6,438
   Foreign Currency Translation Adjustment...............                 15
                                                                   ---------
BALANCE, January 30, 1999................................             60,529

   Net Income............................................             10,072
   Foreign Currency Translation Adjustment...............                 95
                                                                   ---------
BALANCE, January 29, 2000................................          $  70,696
                                                                   =========

 The accompanying notes are an integral part of these consolidated statements.

            COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
  For The Years Ended January 31, 1998, January 30, 1999 and January 29, 2000
                                (In Thousands)

                                                                                        Fiscal Year Ended
                                                                       ------------------------------------------------------
                                                                       January 31,         January 30,           January 29,
                                                                           1998                1999                  2000
                                                                       ------------        ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income........................................................    $    2,402           $   6,438             $  10,072
                                                                        ----------           ---------             ---------
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
        Depreciation and leasehold amortization.....................         4,795               5,869                 7,810
        Amortization of goodwill & other intangible assets..........         8,468               7,375                 7,898
        Amortization of deferred financing fees.....................         1,314               1,316                 1,316
        Deferred income tax expense.................................            78               2,966                 1,330
        Equity in earnings of affiliate.............................            --                  --                (1,215)
        Minority interest in income of subsidiary...................            --                  10                    62
        Extraordinary gain on early extinguishment of debt..........            --                  --                (1,985)
    Changes in operating assets and liabilities net of effects of acquisitions:
         Due from factor............................................            --                  --                 1,379
         Accounts receivable........................................        (2,062)             (2,502)               (3,902)
         Inventories................................................         2,519              (1,237)                 (783)
         Accounts payable...........................................           362                 615                 1,682
         Accrued expenses...........................................         5,785                (868)                3,072
         Other, net.................................................           540                (468)                  854
                                                                        ----------           ---------             ---------
          Total adjustments.........................................        21,799              13,076                17,518
                                                                        ----------           ---------             ---------
          Net cash provided by operating activities.................        24,201              19,514                27,590
                                                                        ----------           ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired...................      (197,737)             (5,001)              (53,805)
  Equity Distribution From Affiliate................................            --                  --                 1,128
  Additions to Property, Plant & Equipment..........................        (5,119)             (7,972)               (8,378)
  Other, net........................................................            --                 293                    --
                                                                        ----------           ---------             ---------
          Net cash used in investing activities.....................      (202,856)            (12,680)              (61,055)
                                                                        ----------           ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds From Revolving Credit Facilities.....................            --                  --                 5,904
  Proceeds from Issuance of Long Term Debt..........................       157,000               1,906                40,319
  Repayments of Long Term Debt......................................       (15,000)            (12,228)              (10,855)
  Capital Contributions from CAF Holdings...........................        51,576                  --                    --
  Financing Costs...................................................        (9,366)                 --                    --
                                                                        ----------           ---------             ---------
          Net cash (used in) provided by financing activities.......       184,210             (10,322)               35,368
                                                                        ----------           ---------             ---------

NET CHANGE IN CASH..................................................         5,555              (3,488)                1,903
CASH, Beginning of Year.............................................           144               5,699                 2,211
                                                                        ----------           ---------             ---------
CASH, End of Year...................................................    $    5,699           $   2,211             $   4,114
                                                                        ==========           =========             =========

 The accompanying notes are an integral part of these consolidated statements.

            COLLINS & AIKMAN FLOOR COVERINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

Collins & Aikman Floor Coverings, Inc. (the "Company") is a leading manufacturer of floor coverings for the specified commercial sector of the floor coverings market offering vinyl-backed six foot and modular tiles and tufted and woven broadloom products. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings"), a corporation sponsored by Quad-C, Inc. ("Quad-C"), a Virginia merchant banking firm, and Paribas Principal Partners ("Paribas"), the United States private equity group of Paribas.

     On February 6, 1997, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, acquired from an indirect wholly owned subsidiary of Collins & Aikman Corporation all the outstanding capital stock of the Company (the "Floor Coverings Acquisition"). Simultaneous with the consummation of the Floor Coverings Acquisition, CAF was merged with and into the Company. When necessary, results or amounts relating to the Company prior to the Floor Coverings Acquisition are referred to as Predecessor amounts or results and are separated by a solid black line.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Collins & Aikman Floor Coverings, Inc., its subsidiaries and its equity investment. All significant intercompany items have been eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

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

Fiscal Year

     The fiscal year of the Company ends on the last Saturday of January. Fiscal 1997 was a 53-week year which ended on January 31, 1998, fiscal 1998 was a 52-week year which ended on January 30, 1999 and fiscal 1999 was a 52-week year which ended on January 29, 2000.

Foreign Currency

     Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of stockholder's equity. Translation adjustments resulted in changes in accumulated other comprehensive income of approximately $(124,000) in fiscal 1997, $15,000 in fiscal 1998 and $95,000 in fiscal 1999.

     Gains and losses resulting from foreign currency transactions are recognized in income.

Revenue Recognition

     Revenue is recognized when goods are shipped. For shipments subject to customer approval, revenue is recognized upon acceptance by the customer.

Financial Instruments

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable and long term debt. Because of the short maturity of cash and cash equivalents and trade accounts receivables, carrying value approximates fair value.

     The carrying value of the senior credit facility portion of the Company's long term debt approximates the fair value as the Company's credit facility (see
Note 11) is subject to variable interest rates. The fair value of the Company's senior subordinated notes (see Note 11) at January 29, 2000, representing the amount at which the debt could be exchanged on the open market, is $87.8 million.

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

Income Taxes

    The Company accounts for income taxes under an asset and liability approach pursuant to SFAS No. 109 "Accounting for Income Taxes". This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date.

Recent Accounting Pronouncements

    During fiscal 1999, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities". Since the Company does not hold any derivative instruments, SFAS No. 133 does not have any impact on the Company's results of operations or financial position.


3.  Acquisitions and Investment in Joint Venture

    On June 28, 1999, pursuant to an Agreement and Plan of Merger dated June 4, 1999, the Company acquired all the outstanding capital stock of Monterey Carpets, Inc. ("Monterey") for $50.0 million, subject to a working capital adjustment (the "Monterey Acquisition"). In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. Based in California, Monterey is a manufacturer of high-style broadloom carpet. The Monterey Acquisition has been accounted for by the purchase method, pursuant to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $34.4 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method.

    On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpet Mills Limited ("Crossley") for $22.1million (the "Crossley Acquisition"). Based in Nova Scotia, Canada, Crossley is a manufacturer of tufted and woven broadloom carpet. The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $3.9 million, which is being accounted for as goodwill and is being amortized over 20 years using the straight-line method. As a result of this acquisition, the Company assumed approximately $17.5 million in debt. Approximately $9.5 million of the assumed long-term debt is sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of the bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. The remaining balance will become repayable over five years once the forgiveness has expired.

    The following summary presents unaudited pro forma results of operations as if these acquisitions occurred as of February 1, 1998 and January 31, 1999 (in thousands):

                                                                                     Fiscal Year Ended
                                                                 --------------------------------------------------------
                                                                             January 30,                   January 29,
                                                                                1999                          2000
                                                                 -------------------------     --------------------------
Net Sales....................................................       $         253,237               $          284,086
Income Before Extraordinary Item, Net of Tax.................       $           5,385               $           10,510
Net Income...................................................       $           6,958               $           11,736

     These pro forma results neither purport to represent what the Company's results of operations would have been if these acquisitions had occurred as of such date, nor what results will be for any future period.

     In June 1998, the Company acquired all of the outstanding capital stock of Advance Carpet Tiles, Ltd. ("ACT") from Headlam Group PLC ("Headlam") for $5.6 million, (the "ACT Acquisition") including assumed debt of $0.6 million. Financing for the ACT Acquisition was provided under the existing credit facility and an agreement to pay $1.9 million to Headlam in September 2000 at an effective interest rate of 8.5%. The ACT Acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $1.9 million and is being amortized over 40 years using the straight line method.

     The following information relates to the ACT Acquisition in fiscal 1998 and the Monterey and Crossley Acquisitions in fiscal 1999:


                                                                                     Fiscal Year Ended
                                                                      --------------------------------------------------
                                                                           January 30,                   January 29,
                                                                              1999                          2000
                                                                      -------------------           --------------------
Business Acquisitions, Net of Cash Acquired:
     Fair value of assets acquired................................     $          4,719               $          40,282
     Purchase price in excess of net assets acquired..............                1,892                          38,690
     Liabilities assumed..........................................               (1,610)                        (25,167)
                                                                      -------------------           --------------------
Net Cash Paid for Acquisition.....................................     $          5,001               $          53,805
                                                                      ===================           ====================

     In August 1998, the Company entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte. Ltd. Based in Singapore, the newly formed company will market and distribute the Company's products throughout the Asia Pacific region. The Company obtained a 51% ownership in the new company.

4.   INVENTORIES

     Net inventory balances are summarized below (in thousands):

                                                                          January 30,                   January 29,
                                                                             1999                          2000
                                                                      -------------------           ------------------
Raw materials.....................................................     $           8,951             $         13,347
Work in process...................................................                 2,440                        4,815
Finished goods....................................................                 5,952                       13,975
                                                                      -------------------           ------------------
                                                                       $          17,343             $         32,137
                                                                      ===================           ==================

5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, net, are summarized below (in thousands):

                                                                          January 30,                   January 29,
                                                                             1999                           2000
                                                                      -------------------           ------------------
Land and improvements.............................................      $        1,600                $         1,641
Buildings.........................................................              12,051                         13,483
Machinery and equipment...........................................              34,162                         44,009
Leasehold improvements............................................                  43                            838
Construction in progress..........................................               2,851                          5,104
                                                                      -------------------           ------------------
                                                                                50,707                         65,075
Less accumulated depreciation and amortization....................             (10,622)                       (17,355)
                                                                      -------------------           ------------------
                                                                        $       40,085                $        47,720
                                                                      ===================           ==================

     Depreciation expense and leasehold amortization of property, plant and equipment was $4.8 million for fiscal 1997, $5.9 million for fiscal 1998 and $7.8 million for fiscal 1999.

6.   ACCRUED EXPENSES

     Accrued expenses are summarized below (in thousands):

                                                                             January 30,                   January 29,
                                                                                1999                          2000
                                                                          -----------------            ------------------
Payroll and employee benefits.....................................         $         4,228              $          6,284
Accrued taxes.....................................................                     901                         2,065
Customer claims...................................................                   1,507                         2,062
Accrued interest..................................................                     828                         1,068
Other.............................................................                   1,240                         1,573
                                                                          -----------------            ------------------
                                                                           $         8,704              $         13,052
                                                                          =================            ==================


7.   FACTORING OF RECEIVABLES

     Monterey is party to a credit and factoring agreement with a commercial bank, under which substantially all of Monterey's receivables are factored primarily on a nonrecourse basis with respect to collection of approved accounts. For nonfactored receivables, Monterey performs ongoing credit evaluations and maintains reserves for potential losses. The agreement has been terminated effective February 1, 2000.

     The bank provided ongoing cash advances limited to 90 percent of eligible accounts receivable sold to the bank on a factoring basis. Advances were subject to interest computed at the bank's prime rate (8.5 percent at January 29, 2000) less 0.5 percent. The Company paid service charges of 0.45 or 0.55 percent of factored receivables, based on the creditworthiness of the customer. The Company's credit and factoring agreement provided for receipt of funds utilizing an average due date computation wherein the Company received the net invoice amount of the previous month's shipments on an adjusted dollar-weighted average maturity date. Any advances taken on the due from factor balance under the credit facility during the period are offset against the subsequent proceeds received from the bank under the factoring facility. At January 29, 2000, factored receivables included approximately $64,800 of receivables factored with recourse. Due from factor balance represents receivables assigned to the bank. Total monies received from the factor aggregated $34.8 million for fiscal 1999.


8.   INVESTMENT IN AFFILIATE

     In 1993, Monterey entered into an agreement with two other parties in a partnership which operates a carpet dyeing and finishing plant. All partners are carpet manufacturers who supply business volume to the facility.

     Upon entering the partnership agreement, Monterey and the other partners each agreed to purchase carpet dyeing and finishing services exclusively from the partnership. These service agreements can be canceled with a one-year notice. Charges for these services are expected to equal prevailing market prices for comparable services. During fiscal 1999, the Company was charged $4.6 million for these services.

     In addition, Monterey agreed to provide certain executive management and operational services at cost while the partnership agreed to provide Monterey with certain maintenance and utility services at cost. During fiscal 1999, the Company charged $0.7 million for the management and operation services while the partnership was charged the Company $0.6 million for the maintenance and utility services.

     The partnership has received a cancellation notice from one of its partners. Effective September 1, 2000, Monterey and the other remaining partner will each hold a one-half interest in the general partnership.


9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the cost of the net assets of the acquired entities over the fair market value of net tangible and identified intangible assets in connection with the acquisition. The Company reviews the carrying value of goodwill for impairment using undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Goodwill and other intangible assets are summarized below (in thousands):

                                                                                January 30,                    January 29,
                                                                                    1999                          2000
                                                                           --------------------           -------------------
Goodwill.........................................................            $       73,207                 $      111,836
Patent...........................................................                    27,000                         27,000
Trade Name Use Agreement.........................................                    27,000                         27,000
Non-Compete Agreement............................................                    12,000                         12,000
Accumulated Amortization.........................................                   (15,842)                       (23,740)
                                                                           -------------------            -------------------
                                                                             $      123,365                 $      154,096
                                                                           ===================            ===================

     Amortization is calculated on the straight-line basis over the following lives:

              Goodwill........................     20 to 40 Years
              Patent..........................        11 Years
              Trade Name Use Agreement........        40 Years


     Amortization for the Non-Compete Agreement is calculated using the double-declining balance method over seven years.


10.  EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan

     Substantially all domestic employees of the Company who met eligibility requirements are covered under a defined contribution plan, which is administered by the Company. The Company's contributions are based on formulas as specified in the plan document. The accompanying statements of operations includes expenses of approximately $467,000 and $542,000 for fiscal 1998 and 1999, respectively, for the Company's contributions to the plan.

     Domestic Defined Benefit Plan

     Substantially all domestic employees of the Company who met eligibility requirements participate in a defined benefit plan, which is administered by the Company. Plan benefits are generally based on years of service and employee's compensation during their years of employment. The Company's policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

     The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company's consolidated financial statements at January 30, 1999 and January 29, 2000 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

                                                                                        Fiscal Year Ended
                                                                      ---------------------------------------------------
                                                                            January 30,                    January 29,
                                                                               1999                           2000
                                                                      ----------------------          -------------------
Change in Benefit Obligation:
   Benefit obligation at beginning of year......................          $          452                 $        1,162
   Service cost.................................................                     533                            630
   Interest cost................................................                      75                             86
   Actuarial loss (gain)........................................                     102                            (79)
   Benefits paid................................................                      --                           (139)
                                                                      ----------------------          -------------------
   Benefit obligation at end of year............................          $        1,162                 $        1,660
                                                                      ======================          ===================
Change in Plan Assets:
   Fair value of plan assets at beginning of year...............          $           --                 $          330
   Company contributions........................................                     298                            934
   Actual return on plan assets.................................                      32                             34
   Benefits paid................................................                      --                           (139)
                                                                      ----------------------          -------------------
   Fair value of plan assets at end of year.....................          $          330                 $        1,159
                                                                      ======================          ===================
Funded Status of the Plan:
   Funded status at end of year.................................          $         (832)                $         (501)
   Unamortized net actuarial loss (gain)........................                      74                            (12)
                                                                      ----------------------          -------------------
   Accrued benefit cost.........................................          $         (758)                $         (513)
                                                                      ======================          ===================

                                                                                     Fiscal Year Ended
                                                                      ---------------------------------------------------
                                                                           January 30,                    January 29,
                                                                               1999                           2000
                                                                      ----------------------          -------------------
Net Pension Cost Includes the Following Components:
  Service cost - benefits earned during the period..............          $         533                  $         630
  Interest cost on project benefit obligations..................                     75                             86
  Expected return on plan assets................................                     (9)                           (41)
  Recognized net actuarial losses...............................                      5                             14
                                                                      ----------------------          -------------------
  Net periodic pension expense for year.........................          $         604                  $         689
                                                                      ======================          ===================

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at January 30, 1999 and 8.0% at January 29, 2000. The expected rate of increase in future compensation levels was 5.0% in fiscal 1998 and 1999 and the expected long-term rate of return on plan assets was 8.0% in fiscal 1998 and 1999.

     Canadian Defined Benefit Plan

     Substantially all Canadian employees of Crossley who met eligibility requirements participate in a defined benefit plan, which is administered by the Company. Plan benefits are generally based on years of service and employees' compensation during their years of employment. The Company's policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

     The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company's consolidated financial statements at January 29, 2000 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

                                                                                             Fiscal Year Ended
                                                                                        --------------------------
                                                                                                January 29,
                                                                                                   2000
                                                                                        --------------------------
Change in Benefit Obligation:
   Benefit obligation at date of acquisition..........................................       $          5,006
   Service cost.......................................................................                    133
   Interest cost......................................................................                    145
   Benefits paid......................................................................                   (190)
                                                                                        --------------------------
   Benefit obligation at end of year..................................................       $          5,094
                                                                                        ==========================
Change in Plan Assets:
   Fair value of plan assets at date of acquisition...................................       $          5,066
   Company contributions..............................................................                    110
   Actual return on plan assets.......................................................                    325
   Benefits paid......................................................................                   (190)
                                                                                        --------------------------
   Fair value of plan assets at end of year...........................................       $          5,311
                                                                                        ==========================
Funded Status of the Plan:
   Funded status at end of year.......................................................       $            217
   Unamortized net actuarial gain.....................................................                   (238)
                                                                                        --------------------------
   Accrued benefit cost...............................................................       $            (21)
                                                                                        ==========================

                                                                                            Fiscal Year Ended
                                                                                      ----------------------------
                                                                                               January 29,
                                                                                                  2000
                                                                                      ----------------------------
Net Pension Cost Includes the Following Components:
  Service cost - benefits earned during the period....................................       $           128
  Interest cost on project benefit obligations........................................                   140
  Expected return on plan assets......................................................                  (141)
  Recognized net actuarial losses.....................................................                    (1)
                                                                                        --------------------------
  Net periodic pension expense for year...............................................       $           126
                                                                                        ==========================

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at January 29, 2000. The expected rate of increase in future compensation levels was 5.0% in fiscal 1999 and the expected long-term rate of return on plan assets was 7.0% in fiscal 1999.

     Postretirement Benefit Plan

     The Company provides life and health coverage for certain of the Company's retirees under the plan currently in effect. The plan is closed to new enrollment; therefore, the Company's current employees will not be eligible for coverage when they reach retirement age. Participation in the plan is limited to those employees retired as of February 6, 1997.

     The following tables provide a reconciliation of the projected benefit obligation, the funded status of the plans and amounts recognized in the Company's financial statements at January 30, 1999 and January 29, 2000 (in thousands).


                                                                                      Fiscal Year Ended
                                                                 ---------------------------------------------------------
                                                                          January 30,                      January 29,
                                                                             1999                            2000
                                                                 ------------------------         ------------------------
Change in Benefit Obligation:
   Benefit obligation at beginning of year.....................   $                  1,344         $                 1,477
   Service cost................................................                         47                              64
   Interest cost...............................................                         93                              95
   Actuarial loss (gain).......................................                         27                            (201)
   Benefits paid...............................................                        (34)                            (84)
                                                                 -------------------------        ------------------------
   Benefit obligation at end of year...........................   $                  1,477         $                 1,351
                                                                 =========================        ========================

Funded Status of the Plan:
   Funded status at end of year................................   $                 (1,477)        $                (1,351)
   Unamortized net actuarial loss (gain).......................                         27                             (90)
                                                                 -------------------------        ------------------------
   Accrued benefit cost........................................   $                 (1,450)        $                (1,441)
                                                                 =========================        ========================

                                                                                      Fiscal Year Ended
                                                                 --------------------------------------------------------
                                                                          January 30,                     January 29,
                                                                             1999                            2000
                                                                 -------------------------       ------------------------
Net Pension Cost Includes the Following Components:
  Service cost - benefits earned during the period.............   $                     47        $                    64
  Interest cost on project benefit obligations.................                         93                             95
                                                                 -------------------------       ------------------------
  Net periodic pension expense for year........................   $                    140        $                   159
                                                                 =========================       ========================

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at January 30, 1999 and 8.0% at January 29, 2000. This plan is unfunded. The Plan does not allow for increases in employer-paid costs after 1998; therefore, the health care cost trend rate assumption has no impact on the obligation of the Company.

11.    LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                                                     Fiscal Year Ended
                                                                 -------------------------------------------------------
                                                                          January 30,                    January 29,
                                                                             1999                           2000
                                                                 -------------------------       -----------------------
10% Senior Subordinated Notes, due 2007........................   $                100,000        $               91,500
Senior Secured Credit Facility.................................                     29,900                        76,300

Sinking Fund Bonds.............................................                         --                         7,874
Revolving Line of Credit.......................................                         --                         4,673
Other Debt.....................................................                      2,482                         5,854
                                                                 -------------------------       -----------------------
          Total Debt...........................................   $                132,382        $              186,201
Less Current Maturities........................................                        162                        12,530
                                                                 -------------------------       -----------------------
                                                                  $                132,220        $              173,671
                                                                 =========================       =======================

SENIOR SUBORDINATED NOTES

     In 1997, the Company issued $100.0 million of 10% Senior Subordinated Notes (the "Senior Notes") due January 15, 2007. Interest is payable semi-annually commencing July 15, 1997. The notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The indenture governing the Senior Notes contains certain restrictive covenants that limit the ability of the Company, among other things, to incur additional indebtedness, to pay dividends or make certain other restricted payments, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates.

     During fiscal 1999, the Company repurchased $8.5 million of the Senior Notes in the open market. In connection with these transactions, the Company recorded extraordinary losses of approximately $62,000, net of tax benefits, which consisted of the write off of a pro rate share of deferred financing costs associated with the issuance of the Senior Notes.

SENIOR SECURED CREDIT FACILITY

     The Company has a $125.0 million Senior Secured Credit Facility (the "Credit Facility") with a group of banks. The Credit Facility consists of a $55.0 term loan facility ("A-1 Term Loan Facility"), a $40.0 million term loan facility ("A-2 Term Loan Facility"), and a $30.0 million revolving credit facility, which includes a letter of credit sublimit of $8.0 million.

     The A-1 Term Loan Facility of the Credit Facility will mature on June 30, 2002 and, as of January 29, 2000, will require annual principal payments (payable in quarterly installments) totaling $1.3 million in the third quarter of fiscal 2000, $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The A-2 Term Loan Facility will mature on December 31, 2003 and requires annual principal payments (also payable in quarterly installments) totaling $12.0 million in fiscal 2002 and $28.0 million in fiscal 2003. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. During fiscal 1998 and 1997, the Company voluntarily prepaid $23.1 million of the term loan borrowings. Additionally, during fiscal 1999, the Company prepaid an additional $1.9 million of the term loan borrowings. As of January 29, 2000, there was $16.6 million (net of $8.3 million in borrowings and $5.1 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

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

     The Company has made six amendments to the Credit Facility. The first amendment related to certain restrictive covenants of the Credit Facility allowing increased flexibility for foreign acquisitions and increased annual limits for capital expenditures over the next four years. The second amendment provided better interest rates based on the Company's leverage ratio for the immediately preceding twelve months. The third amendment provided for the ability to purchase up to $5.0 million of the Company's Senior Subordinated Notes on open markets. The fourth amendment increased the limit for capital expenditures during fiscal 1998. The fifth amendment (i) expanded the term loan facility to include the A-2 Term Loan Facility; (ii) allowed greater flexibility in making acquisitions including the Monterey and Crossley acquisitions; and
(iii) adjusted certain covenants. The sixth amendment allowed the purchase of an additional $10.0 million of the Company's Senior Subordinated Notes on open markets.

     The Credit Facility bears interest at a per annum rate equal to the Company's choice of (a) an adjusted rate based on the Eurodollar Rate plus a Eurodollar margin or (b) a Base Rate, as defined by the Credit Facility, plus a Base Rate Margin. The Eurodollar Margin and the Base Rate Margin adjust quarterly on a sliding scale based on the Company's leverage ratio for the immediately preceding twelve months. The weighted average interest rate under the Credit Facility at January 29, 2000 was 8.2%.

OTHER LONG-TERM DEBT

     Concurrent with the consummation of the Crossley Acquisition, the Company agreed to pay the seller $2.0 million over the next four years, subject to certain conditions, at an effective interest rate of 7.5%. In addition, the Company assumed debt of approximately $17.5 million. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.1 million. At January 29, 2000, $1.1 million was outstanding. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.9 million of short-term debt was assumed which relates to Crossley's revolving line of credit agreement with a Canadian bank, which is used to finance working capital requirements. At January 29, 2000, $4.7 million was outstanding and $2.9 million was available under this line of credit. Approximately $9.5 million of long-term debt assumed was sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amounts of the bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. For the year ended January 29, 2000, $2.1 million was forgiven. The remaining balance will become repayable over five years once the forgiveness has expired. In connection with the forgiveness of the sinking fund bonds, the Company recorded extraordinary gain of $1.3 million, net of tax expense.

     Concurrent with the consummation of the ACT Acquisition, the Company agreed to pay to the seller $2.1 million in September 2000 at an effective interest rate of 8.5%. In addition, the Company assumed certain loans related to vendor financing related to equipment purchases which are payable monthly. At January 29, 2000, $0.6 million was outstanding under vendor financing loans.

     Financing costs of $7.0 million and $5.7 million associated with the issuance of the Credit Facility and Senior Notes are included in other assets on the accompanying Balance Sheets as of January 30, 1999 and January 29, 2000, respectively. These costs are being amortized on the straight-line method over the term of the respective debt agreements. Amortization expense charged to interest expense was $1.3 million in fiscal 1997, 1998 and 1999.

     At January 29, 2000, the scheduled annual maturities of long-term debt are as follows (in thousands):

                            Fiscal Year:
                            2000................... $   12,530
                            2001...................     16,035
                            2002...................     29,175
                            2003...................     33,889
                            2004...................        913
                            Thereafter.............     93,659
                                                    ----------
                                                    $  186,201
                                                    ==========

     Total interest paid by the Company on all indebtedness was $12.8 million, $13.6 million and $13.3 million for fiscal 1997, 1998 and 1999, respectively.

12.   INCOME TAXES

     Domestic and foreign components of income before income taxes are summarized as follows (in thousands):

                                                                                 Fiscal Year Ended
                                                 ------------------------------------------------------------------------------
                                                       January 31,                  January 30,                  January 29,
                                                          1998                         1999                         2000
                                                 --------------------     ------------------------      -----------------------
Domestic......................................     $            4,112          $            12,166           $           19,013
Foreign.......................................                     --                         (857)                      (1,671)
                                                 --------------------     ------------------------      -----------------------
                                                   $            4,112          $            11,309           $           17,342
                                                 ====================     ========================      =======================

     Components of the income tax provision for fiscal 1997, fiscal 1998, and fiscal 1999 are summarized as follows (in thousands):

                                                                               Fiscal Year Ended
                                              -------------------------------------------------------------------------------
                                                       January 31,                  January 30,                 January 29,
                                                          1998                         1999                       2000
                                              -----------------------     ------------------------     ----------------------
Current:
     Federal..................................     $            1,485          $             1,682          $           6,420
     State....................................                    147                          223                      1,155
     Foreign..................................                     --                           --                       (409)
                                                ---------------------     ------------------------     ----------------------
                                                                1,632                        1,905                      7,166
                                                ---------------------     ------------------------     ----------------------
Deferred:
     Federal..................................                     71                        2,758                        782
     State....................................                      7                          208                         41
     Foreign..................................                     --                           --                        507
                                                ---------------------     ------------------------     ----------------------
                                                                   78                        2,966                      1,330
                                                ---------------------     ------------------------     ----------------------
Income tax expense............................     $            1,710          $             4,871          $           8,496
                                                =====================     ========================     ======================


     No benefit was recorded for the foreign operating losses of the Company in fiscal 1997 and 1998.

     Reconciliation between income taxes computed at the federal rate and the provision for income taxes is as follows (in thousands):

                                                                                 Fiscal Year Ended
                                              ---------------------------------------------------------------------------------
                                                       January 31,                  January 30,                  January 29,
                                                          1998                         1999                        2000
                                              -----------------------     ------------------------      ----------------------
Amount at statutory federal rate of 35%.......     $            1,439          $             3,962           $           6,070
State income taxes, net of federal
   Income tax benefit.........................                    142                          385                       1,176
Nondeductible expenses........................                    129                          191                         569
Foreign taxes.................................                     --                          (50)                       (164)
Change in valuation allowance.................                     --                          257                         741
Other.........................................                     --                          126                         104
                                                ---------------------     ------------------------      ----------------------
Income tax expense............................     $            1,710          $             4,871           $           8,496
                                                =====================     ========================      ======================

      The components of the net deferred tax assets as of January 30, 1999 and January 29, 2000 were as follows (in thousands):

                                                                           January 30,                    January 29,
                                                                              1999                            2000
                                                                         -----------------              -----------------
Deferred tax assets:
     Warranty & customer claims accruals.............................    $           1,232              $           1,490
     Employee benefits...............................................                  861                            904
     Inventory reserves..............................................                   98                            733
     Accrued taxes...................................................                  173                            515
     Other liabilities and reserves..................................                  541                          1,414
     Book depreciation in excess of tax..............................                   --                          2,466
     Foreign net operating loss carryforwards........................                  348                          1,188
     Valuation allowance.............................................                 (348)                        (1,089)
                                                                         -----------------              -----------------
               Total deferred tax assets.............................                2,905                          7,621
                                                                         -----------------              -----------------
Deferred tax liabilities:
     Deferred financing fees.........................................                  416                            342
     Tax depreciation in excess of book..............................                1,774                          2,468
     Goodwill and intangible amortization............................                  780                          1,704
                                                                         -----------------              -----------------
                Total deferred tax liabilities.......................                2,970                          4,514
                                                                         -----------------              -----------------
Net deferred tax assets (liabilities)................................    $             (65)             $           3,107
                                                                         =================              =================

     The valuation allowance is provided because, in management's assessment, it was uncertain whether the net deferred tax asset related to certain foreign net operating loss carryforwards would be realized.

     Payments for income taxes by the Company amounted to $1.3 million, $3.4 million and $6.3 million for fiscal 1997, 1998 and 1999, respectively.


13.  STOCK OPTIONS

     In February 1997, Holdings adopted the 1997 Stock Option Plan (the "1997 Plan"), under which 800,000 shares of CAF Holdings, Inc. common stock are authorized and reserved for use in the Plan. In June 1999, Holdings adopted the 1999 Stock Option Plan (the "1999 Plan"), under which 280,000 shares of CAF Holdings, Inc. common stock are authorized and reserved for use in the Plan.
The plans allow the issuance of nonqualified stock options at an exercise price determined by Holdings' board of directors. A certain number of options granted under both plans become exercisable over nine years and expire eleven years from the date of grant. Accelerated vesting may occur for these options, as well as for incremental levels of additional options, based on achievement of specific performance targets. Accelerated vesting may also occur due to a change in control. At January 30, 1999 and January 29, 2000, no shares are exercisable. The following table summarizes the activity in the plans for fiscal 1997, 1998 and 1999:

                                                                                                          Average
                                                                                Number of                 Exercise
                                                                                 Shares                    Price
                                                                          --------------------      --------------------
Granted in fiscal 1997 and outstanding at January 31, 1998...........                  714,609         $            1.00
Granted..............................................................                    7,770         $            1.00
Canceled.............................................................                  (11,426)        $            1.00
                                                                          --------------------      --------------------
Outstanding at January 30, 1999......................................                  710,953         $            1.00

Granted in fiscal 1999...............................................                  351,275         $           16.86
Canceled in fiscal 1999..............................................                   (8,913)        $            1.00
                                                                          --------------------      --------------------
Outstanding at January 29, 2000......................................                1,053,315         $            6.29
                                                                          ====================      ====================

     The Company has elected to account for its stock-based compensation plan under Accounting Principles Board Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted using the minimum value option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using a weighted average risk-free interest rate of 6.8%, an expected dividend yield of 0%, and an expected life of nine years.

     The total values of the options granted during 1997, 1998 and 1999 were approximately $128,000, $128,000 and $363,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for the plan in accordance with SFAS No. 123, additional compensation expense related to these options would have been immaterial for fiscal 1997, 1998 and 1999.


14.  Segment Information

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement addresses reporting of operating segment information and disclosures about products, services, geographic areas and major customers. Management has reviewed the requirements of SFAS No. 131 concluding the Company operates its business as one reportable segment.

     No single customer amounted to or exceeded 10.0% of the Company's sales for any period presented.

     Information relative to sales and identifiable assets for the United States and other countries for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 are summarized in the following tables (amounts in thousands). Identifiable assets include all assets associated with operations in the indicated geographic area excluding intercompany receivables and investments.

                                          United            Other
                                          States          Countries      Consolidated
                                       ------------      -----------     ------------
Fiscal 1999:
     Sales.......................       $   215,602       $   27,762      $   243,364
     Identifiable Assets.........           253,962           34,326          288,288

Fiscal 1998:
     Sales.......................       $   161,613       $   14,049      $   175,662
     Identifiable Assets.........           200,102           15,312          215,414

Fiscal 1997:
     Sales.......................       $   147,425       $   12,958      $   160,383
     Identifiable Assets.........           215,609            1,214          216,823

15.  QUARTERLY FINANCIAL DATA (Unaudited)

     The quarterly financial data below is based on the Company's fiscal periods (in thousands):

                                                                                Fiscal 1999
                                        -----------------------------------------------------------------------------------------
                                               First                  Second                  Third                 Fourth
                                              Quarter                 Quarter                Quarter                Quarter
                                        -------------------     ------------------     ------------------     -------------------
Net Sales...............................  $          39,179       $         67,341       $         71,785       $          65,059
Gross Profit............................             16,100                 28,005                 26,372                  22,794
Income Before Extraordinary Item (a)....                642                  6,031                  2,168                       5
Net Income..............................                642                  6,031                  2,137                   1,262



                                                                                    Fiscal 1998
                                        -----------------------------------------------------------------------------------------
                                              First                  Second                 Third                   Fourth
                                             Quarter                 Quarter                Quarter                 Quarter
                                        -------------------     ------------------     ------------------     -------------------
Net Sales...............................  $          38,943       $         55,161       $         45,055       $          36,503
Gross Profit............................             16,403                 23,180                 17,778                  14,562
Income Before Extraordinary Item (a)....                472                  4,698                  1,464                    (196)
Net Income..............................                472                  4,698                  1,464                    (196)

(a) During fiscal 1999, the Company incurred an extraordinary loss on early extinguishment of debt of $31,000 (net of tax) in the third quarter and an extraordinary gain in the fourth quarter due to (i) an extraordinary gain or forgiveness of debt of $1.3 million (net of tax) and (ii) an extraordinary loss of $31,000 (net of tax) due to early distinguishment of debt (see Note 11).

16.  RELATED-PARTY TRANSACTIONS

     Holdings has an agreement with Quad-C whereby Holdings retained Quad-C to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. The agreement provides for payment to Quad-C of an annual fee of $350,000, payable quarterly and reimbursement of out-of-pocket expense. The agreement expired in 1999, but will be automatically renewed for successive one-year terms unless either party provides written notice of termination 60 days prior to the scheduled renewal date. Paribas is reimbursed for its out of pocket expenses associated with the operations of the Company.

17.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CERTAIN RISKS

Lease Commitments

     The Company is obligated under various leases for office space, machinery and equipment. At January 29, 2000 future minimum lease payments under operating leases are as follows (in thousands):

               Fiscal Year:
                        2000............................     $    2,271
                        2001............................          2,129
                        2002............................          1,589
                        2003............................          1,173
                        2004............................            476
                        Thereafter......................            554
                                                             ----------
                                                             $    8,192
                                                             ==========

     Rental expense under operating leases was approximately $942,000, $1,307,000 and $1,522,000 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

Environmental

     The Company is subject to federal, state and local laws and regulations concerning the environment. At January 29, 2000, management concluded that no environmental reserves were required. In the opinion of the Company's management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Litigation

     The Company from time to time is subject to claims and suits arising in the ordinary course of business, including workers' compensation and product liability claims that may or may not be covered by insurance. The ultimate outcome of all legal proceedings to which the Company is a party will not, in the opinion of the Company's management, based on the facts presently known to it, have a material adverse effect on the Company's financial condition or results of operations.

Other Commitments

     In connection with certain product installation contracts, the Company issues performance bonds. No liability for these bonds is reflected in the accompanying balance sheets because, in management's opinion, based on the facts presently known to it, all product installation contracts have been and will be fulfilled in accordance with their terms.

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

Concentrations of Labor

     As of January 29, 2000, the Company employed approximately 1,450 persons on a full-time or full time equivalent basis. Approximately 231 of such employees are represented by a labor union. The collective bargaining agreements, which represent this union, expire during fiscal 2000.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE





To Collins & Aikman Floorcoverings, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 23, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP





Chattanooga, Tennessee
March 23, 2000

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts
  For the Years ended January 31, 1998, January 30, 1999 and January 29, 2000
                                (In Thousands)


                                           BALANCE AT      CHARGED TO                  CHARGED TO                     BALANCE
                                          BEGINNING OF     COSTS AND                      OTHER        DEDUCTIONS    AT END OF
            DESCRIPTION                      PERIOD         EXPENSES      ADDITIONS    ACCOUNTS (a)       (b)          PERIOD
----------------------------------------------------------------------------------------------------------------------------------
COMPANY

Year ended January 31, 1998
     Allowance for doubtful accounts...    $        15      $     116      $  303 (c)   $        --      $   (134)    $     300

   Year ended January 30, 1999
     Allowance for doubtful accounts...    $       300      $     159      $   47 (d)   $        --      $   (171)    $     335

   Year ended January 29, 2000
     Allowance for doubtful accounts...    $       335      $     626      $  285 (e)   $        23      $   (431)    $     838

Notes:

     (a) Represents reclassifications and collections of accounts previously written off.
     (b) Represents write-off accounts to be uncollectible, less recovery of amounts previously written off.
     (c) Represents additional provision recorded at the purchase of C&A Floor Coverings, Inc.
     (d) Represents provision recorded at the purchase of Advance Carpet Tiles, Ltd.
     (e) Represents provision recorded at the purchase of Monterey Carpets, Inc. and Crossley Carpets Limited.