Form 10-Q
period 2000-04-29
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2000-06-09
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15(d)
             ---
                    Of the Securities Exchange Act of 1934

                     For the quarter ended April 29, 2000

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

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of June 9, 2000.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES


                                     INDEX


                                                                            Page No.
Part I.  Financial Information

         Item 1. Financial Statements

            Condensed Consolidated Statements of Operations - Three
              Months Ended May 1, 1999 And April 29, 2000........................  3

            Condensed Consolidated Statements of Comprehensive Income -
              Three Months Ended May 1, 1999 And April 29, 2000..................  4

            Condensed Consolidated Balance Sheets - As of January 29,
              2000 And April 29, 2000............................................  5

            Condensed Consolidated Statements of Cash Flows - Three
              Months Ended May 1, 1999 And April 29, 2000........................  6

            Notes to Condensed Consolidated Financial Statements.................  7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 And Results of Operations.......................................  9

Part II. Other Information

         Item 6.  Exhibits And Reports on Form 8-K............................... 12

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

           FOR THE THREE MONTHS ENDED MAY 1, 1999 AND APRIL 29, 2000

                                                                       Three Months Ended
                                                                    -------------------------
                                                                     May 1,         April 29,
                                                                      1999             2000
                                                                    ---------       ---------
NET SALES......................................................     $  39,179        $ 72,918
                                                                    ---------       ---------

COST OF GOODS SOLD.............................................        23,079          46,517
SELLING, GENERAL & ADMINISTRATIVE  EXPENSES....................        11,667          18,807
                                                                    ---------       ---------
                                                                       34,746          65,324
                                                                    ---------       ---------
OPERATING INCOME...............................................         4,433           7,594
MINORITY INTEREST IN INCOME OF SUBSIDIARY......................             5               2
EQUITY IN EARNINGS OF AFFILIATE................................            --             605
NET INTEREST EXPENSE...........................................         3,397           4,393
                                                                    ---------       ---------
INCOME BEFORE INCOME TAXES.....................................         1,031           3,804
INCOME TAX EXPENSE.............................................           389           1,906
                                                                    ---------       ---------
NET INCOME BEFORE EXTRAORDINARY ITEM...........................           642           1,898
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF
   TAX.........................................................            --              69
                                                                    ---------       ---------
NET INCOME.....................................................     $     642       $   1,829
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

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

           FOR THE THREE MONTHS ENDED MAY 1, 1999 AND APRIL 29, 2000
                                (In Thousands)


                                                      Three Months Ended
                                                    -----------------------
                                                     May 1,       April 29,
                                                      1999           2000
                                                    -------       ---------
NET INCOME.....................................     $   642       $  1,829

OTHER COMPREHENSIVE INCOME
(EXPENSE) NET OF TAX:
     Foreign Currency Translation Adjustments..        (183)            21
                                                    -------       --------
COMPREHENSIVE INCOME...........................     $   459       $  1,850
                                                    =======       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF JANUARY 29, 2000 AND APRIL 29, 2000
                                (In Thousands)

                                                                                             (UNAUDITED)
                                                                              January 29,     April 29,
                                 ASSETS                                           2000           2000
                                                                              -----------    -----------
CURRENT ASSETS:
   Cash and Cash Equivalents............................................      $    4,114     $    1,383
   Due From Factor......................................................           4,813             --
   Accounts Receivable, Net.............................................          33,572         45,439
   Inventories..........................................................          32,137         38,835
   Deferred Tax Assets..................................................           2,831          3,018
   Prepaid Expenses and Other...........................................           1,377          1,250
                                                                              ----------     ----------
             Total Current Assets.......................................          78,844         89,925

PROPERTY, PLANT AND EQUIPMENT, NET......................................          47,720         47,645
DEFERRED TAX ASSETS.....................................................             276             --
GOODWILL AND OTHER INTANGIBLES, NET.....................................         154,096        152,290
OTHER ASSETS............................................................           7,352          6,635
                                                                              ----------     ----------
                                                                              $  288,288     $  296,495
                                                                              ==========     ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable.....................................................      $   13,945     $   17,665
   Accrued Expenses.....................................................          13,052         17,372
   Revolving Line of Credit.............................................           4,673          4,429
   Current Portion of Long Term Debt....................................           7,857         11,460
                                                                              ----------     ----------
             Total Current Liabilities..................................          39,527         50,926

OTHER LIABILITIES, INCLUDING POSTRETIREMENT BENEFIT OBLIGATION..........           4,180          4,008
DEFERRED TAX LIABILITIES................................................              --            259
LONG TERM DEBT..........................................................         173,671        168,540
MINORITY INTEREST.......................................................             214            216

COMMITMENTS AND CONTINGENCIES...........................................

STOCKHOLDER'S EQUITY:
   Common Stock ($.01 Par Value per Share, 1,000 Shares Authorized,
      Issued and Outstanding Fiscal 1999 and Fiscal 2000)...............              --             --
   Paid-in Capital......................................................          51,576         51,576
   Retained Earnings....................................................          18,912         20,741
   Accumulated Other Comprehensive Income...............................             208            229
                                                                              ----------     ----------
                                                                                  70,696         72,546
                                                                              ----------     ----------
                                                                              $  288,288     $  296,495
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

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              FOR THE THREE MONTHS MAY 1, 1999 AND APRIL 29, 2000
                                (In Thousands)

                                                                                    Three Months Ended
                                                                              ------------------------------
                                                                                May 1,             April 29,
                                                                                1999                 2000
                                                                              ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income..............................................................  $     642           $    1,829
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
        Depreciation and leasehold amortization.............................      1,539                2,366
        Amortization of goodwill & other intangible assets..................      1,662                2,023
        Amortization of deferred financing fees.............................        329                  328
        Deferred income tax expense.........................................       (279)                 348
        Equity in earnings of affiliate.....................................         --                 (605)
        Minority interest in income of subsidiary...........................          5                    2
        Extraordinary loss on early extinguishment of debt..................         --                  115
    Changes in operating assets and liabilities net of effects of acquisitions:
        Due from factor.....................................................         --                4,813
        Accounts receivable.................................................       (610)             (11,632)
        Inventories.........................................................     (7,775)              (6,698)
        Accounts payable....................................................      4,320                3,720
        Accrued expenses....................................................      1,366                4,320
        Other, net..........................................................        (77)                (452)
                                                                              ---------           ----------
          Total adjustments and changes.....................................        998               (1,352)
                                                                              ---------           ----------

          Net cash provided by operating activities.........................      1,640                  477
                                                                              ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equity Distribution From Affiliate........................................         --                  628
  Additions to Property, Plant & Equipment..................................     (1,125)              (2,629)
                                                                              ---------           ----------

          Net cash used in investing activities.............................     (1,125)              (2,001)
                                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds From Revolving Credit Facilities.............................         --                5,356
  Repayments of Long Term Debt..............................................     (1,946)              (6,563)
                                                                              ---------           ----------

          Net cash used in financing activities.............................     (1,946)              (1,207)
                                                                              ---------           ----------

NET CHANGE IN CASH..........................................................     (1,391)              (2,731)
CASH, Beginning of Period...................................................      2,211                4,114
                                                                              ---------           ----------
CASH, End of Period.........................................................  $     820           $    1,383
                                                                              =========           ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Presentation

     Collins & Aikman Floorcoverings, Inc. (the "Company") is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market offering vinyl-backed six foot and modular tiles, and tufted and woven broadloom products. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings"), a corporation sponsored by Quad-C, Inc. ("Quad-C"), a Virginia merchant banking firm, and Paribas Principal Partners ("Paribas"), the United States private equity group of Paribas.

     On February 6, 1997, CAF Acquisition Corporation ("CAF"), a wholly owned subsidiary of Holdings, acquired from an indirect wholly owned subsidiary of Collins & Aikman Corporation all the outstanding capital stock of the Company (the "Floorcoverings Acquisition"). Simultaneous with the consummation of the Floorcoverings Acquisition, CAF was merged with and into the Company.

     These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. These condensed consolidated financial statements should be read in conjunction with the January 29, 2000 consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.   Inventories

     Net inventory balances are summarized below (in thousands):

                                                        (Unaudited)
                                         January 29,     April 29,
                                            2000           2000
                                         -----------    -----------

Raw materials..........................  $  13,347      $ 15,460
Work in process........................      4,815         6,404
Finished goods.........................     13,975        16,971
                                         -----------    -----------
                                         $  32,137      $ 38,835
                                         ===========    ===========

3.   Acquisitions

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

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpet Mills Limited ("Crossley") for $22.1 million (the "Crossley Acquisition") in cash and assumed debt. Based in Nova Scotia, Canada, Crossley is a manufacturer of tufted and woven broadloom carpet. The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $3.9 million, which is being accounted for as goodwill and is being amortized over 20 years using the straight-line method. As a result of this acquisition, the Company assumed approximately $17.5 million in debt. Approximately $9.5 million of the assumed long-term debt is sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of the bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. The remaining balance will become repayable over five years once the forgiveness has expired.

     The following summary presents unaudited pro forma results of operations as if these acquisitions occurred as of January 31, 1999 (in thousands):

                                                            Three Months Ended
                                                                   May 1,
                                                                    1999
                                                            ------------------

       Net Sales.........................................       $    60,716
       Income Before Extraordinary Item, Net of Tax......       $       891
       Net Income........................................       $       891


     These pro forma results neither purport to represent what the Company's results of operations would have been if these acquisitions had occurred as of such date, nor what results will be for any future period.

4.   Long Term Debt

     During February 2000, the Company repurchased $6.5 million of its 10.0% Senior Subordinated Notes (the "Senior Notes") due January 15, 2007 in the open market. In connection with this transaction, the Company recorded an extraordinary loss of approximately $69,000, net of tax benefit, which included a pro rata share of deferred financing costs associated with the issuance of the Senior Notes.

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

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpet Mills Limited ("Crossley") for $22.1 million (the "Crossley Acquisition") including $17.5 million in assumed debt. Based in Nova Scotia, Canada, Crossley is a manufacturer of tufted and woven broadloom carpet. The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $3.9 million, which is being accounted for as goodwill and is being amortized over 20 years using the straight line method. Of the $17.5 million in debt assumed in this acquisition, approximately $9.5 million of the assumed long-term debt is sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of the bonds up to a maximum of $6.3 million at various rates, dependent upon certain factors. The remaining balance will become repayable over five years once the forgiveness has expired.

     On June 28, 1999, pursuant to an Agreement and Plan of Merger, dated June 4, 1999, the Company, through its wholly owned subsidiary, Monterey Merger Company, Inc. ("Merger Sub"), acquired all the outstanding capital stock of Monterey for $50.0 million, subject to a working capital adjustment (the "Monterey Acquisition"). Simultaneous with the consummation of the Merger, Merger Sub was merged with and into Monterey, with Monterey as the surviving corporation in the merger. In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. The consideration paid was financed through the Company's existing credit facility as amended. The Monterey Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired was approximately $34.4 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method.


RESULTS OF OPERATIONS
---------------------

Quarter Ended April 29, 2000 ("First Quarter 2000") As Compared with Quarter
----------------------------------------------------------------------------
Ended May 1, 1999 ("First Quarter 1999")
----------------------------------------

     Net Sales. Net sales for the First Quarter 2000 were $72.9 million, an increase of 86.1% from the $39.2 million for the First Quarter 1999. The increase in net sales in the First Quarter 2000 was due to the inclusion of product sales of Monterey and Crossley and sales growth in the education, healthcare and government end use markets. The Company experienced volume increases in most product lines with minor average selling price increases.

     Cost of Goods Sold. Cost of goods sold increased to $46.5 million for the First Quarter 2000 from $23.1 million in the First Quarter 1999, an increase of 101.6%. As a percentage of sales, these costs were 63.8% and 58.9%, respectively. This cost increase was due to the inclusion of product sales of Monterey and Crossley and increased sales volume. The increase in cost of goods sold as a percentage of sales was due to the inclusion of product sales of Monterey and Crossley. Cost of goods sold as a percentage of sales for Monterey and Crossley are historically higher than those of the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $2.0 million, for the First Quarter 2000 increased to $18.8 million, an increase of 61.2% from $11.7 million in the First Quarter 1999 which included goodwill and intangible assets amortization of $1.7 million. As a percentage of sales, these expenses decreased to 25.8% from 29.8%. These higher costs are due to the inclusion of Monterey and Crossley expenses.

     Interest Expense. Net interest expense for the First Quarter 2000 increased to $4.4 million from $3.4 million in the First Quarter 1999. This increase is due to higher indebtedness incurred relating to the Monterey and Crossley Acquisitions.

     Income Taxes. The Company's overall tax rate for the First Quarter 2000 increased to 50.1% from 37.7% in the First Quarter 1999. The increase was primarily due to the Monterey Acquisition as the amortization of the goodwill resulting from that acquisition is nondeductible for income tax purposes.

     Extraordinary Loss. In the First Quarter 2000, the Company experienced a net loss of approximately $0.1 million, net of tax benefit, related to the purchase of senior notes with a face amount of $6.5 million.

     Net Income. Net income for the First Quarter 2000 increased to $1.8 million from $0.6 million in the First Quarter 1999. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate less minority interest in income of subsidiary. EBITDA increased to $12.6 million in the First Quarter 2000 from $7.6 million in the First Quarter 1999, an increase of 65.0%. As a percentage of sales, EBITDA was 17.3% and 19.5% in the First Quarter 2000 and First Quarter 1999, respectively. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital, capital expenditures and debt service. The Company has historically financed its cash requirements primarily through internally generated cash flows.

     Net cash provided by operating activities in the First Quarter 2000 was $0.5 million compared to $1.7 million in the First Quarter 1999. The change is primarily due to a negative $3.2 million swing in net working capital offset by an increase in net income and deferred income tax expense.

     The Company has significant indebtedness which consisted of $85.0 million in Senior Subordinated Notes due 2007 (the "Senior Notes"); a $125.0 million credit facility (the "Credit Facility") which, at April 29, 2000 had outstanding balances of $28.0 million ("A-1 Term Loan Facility") and $40.0 million ("A-2 Term Loan Facility") in term loan borrowings and $13.9 million in revolving credit borrowings; $4.2 million in seller's notes from the June 1998 acquisition of Advance Carpet Tiles and the July 1999 Crossley acquisition; $1.2 million in purchase money indebtedness; $4.4 million in revolving line of credit borrowings and $7.7 million in sinking funds bonds under Crossley.

     The A-1 Term Loan facility of the Credit Facility will mature on June 30, 2002 and, as of January 29, 2000, will require principal payments (payable in quarterly installments) totaling $1.3 million in the third quarter of fiscal 2000, $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The A-2 Term Loan Facility will mature on December 31, 2003 and requires principal payments (also payable in quarterly installments) totaling $12.0 million in fiscal 2002 and $28.0 million in fiscal 2003. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. During fiscal 1998 and 1999, the Company voluntarily prepaid $12.1 and $1.9 million, respectively, of the term loan borrowings. As of April 29, 2000, there was $11.0 million (net of $13.9 million in borrowings and $5.1 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     Concurrent with the consummation of the Crossley Acquisition, the Company agreed to pay the seller $2.0 million over the next four years, subject to certain conditions, at an effective interest rate of 7.5%. In addition, the Company assumed debt of approximately $17.5 million. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.1 million. At April 29, 2000, $0.9 million was outstanding. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.9 million of short-term debt was assumed which relates to Crossley's revolving line of credit agreement with a Canadian bank, which is used to finance working capital requirements. At April 29, 2000, $4.4 million was outstanding and $3.3 million was available under this line of credit. Approximately $9.5 million of long-term debt assumed was sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of these bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. For the year ended January 29, 2000, $2.1 million was forgiven. The remaining balance will become repayable over five years once the forgiveness has expired.

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

Dated:  June 9, 2000


                                  COLLINS & AIKMAN FLOORCOVERINGS, INC.
                                  (Registrant)


                              By: /s/  Darrel V. McCay
                                  --------------------------
                                  Darrel V. McCay
                                  Vice-President, Chief Financial Officer and
                                  Director (Duly authorized Officer and
                                  Principal Financial and Accounting Officer)