Form 10-Q
period 2000-07-29
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2000-09-11
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    Of the Securities Exchange Act of 1934

                      For the quarter ended July 29, 2000

                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934



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
                                        -------     -------



The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of September 11, 2000.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES



                                     INDEX


                                                                        Page No.

Part I.   Financial Information

       Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations - For The
           Thirteen Weeks And Twenty-Six Weeks Ended July 31, 1999
           And July 29, 2000.............................................  3

          Condensed Consolidated Statements of Comprehensive Income -
           For the Thirteen Weeks And Twenty-Six Weeks Ended
           July 31, 1999 And July 29, 2000...............................  4

          Condensed Consolidated Balance Sheets - As of January 29, 2000
           And July 29, 2000.............................................  5

          Condensed Consolidated Statements of Cash Flows - For the
           Thirteen Weeks And Twenty-Six Weeks Ended July 31, 1999 And
           July 29, 2000.................................................  6

          Notes to Condensed Consolidated Financial Statements...........  7

       Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  9

Part II.  Other Information

       Item 6.   Exhibits and Reports on Form 8-K........................ 13

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements


            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                     ENDED JULY 31, 1999 AND JULY 29, 2000
                                (In Thousands)

                                                                Thirteen Weeks                            Twenty-Six Weeks
                                                      ------------------------------------          --------------------------------
                                                         July 31,              July 29,                July 31,          July 29,
                                                          1999                   2000                   1999               2000
                                                      -------------          -------------          ------------      --------------

NET SALES........................................     $      67,341          $      95,050         $     106,520      $      167,968
                                                      -------------          -------------         -------------       -------------

COST OF GOODS SOLD...............................            39,336                 57,893                62,415             104,408
SELLING, GENERAL & ADMINISTRATIVE  EXPENSES......            14,331                 20,304                25,998              39,113
                                                      -------------          -------------         -------------      --------------
                                                             53,667                 78,197                88,413             143,521
                                                      -------------          -------------         -------------      --------------
OPERATING INCOME.................................            13,674                 16,853                18,107              24,447
MINORITY INTEREST IN INCOME OF SUBSIDIARY........                 7                     31                    12                  33
EQUITY IN EARNINGS OF AFFILIATE..................               134                    625                   134               1,230
NET INTEREST EXPENSE.............................             3,821                  4,552                 7,218               8,945
                                                      -------------          -------------         -------------      --------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM             9,980                 12,895                11,011              16,699
INCOME TAX EXPENSE...............................             3,949                  5,653                 4,338               7,559
                                                      -------------          -------------         -------------      --------------
NET INCOME BEFORE EXTRAORDINARY ITEM.............             6,031                  7,242                 6,673               9,140
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
 DEBT, NET OF TAX................................                --                     --                    --                  69
                                                      -------------          -------------         -------------      --------------
NET INCOME.......................................     $       6,031          $       7,242         $       6,673      $        9,071
                                                      =============          =============         =============      ==============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                     ENDED JULY 31, 1999 AND JULY 29, 2000
                                 (In Thousands)

                                                                Thirteen Weeks                            Twenty-Six Weeks
                                                      ------------------------------------          -------------------------------
                                                         July 31,              July 29,                July 31,         July 29,
                                                          1999                   2000                   1999              2000
                                                      -------------          -------------          ------------     --------------

NET INCOME........................................    $       6,031          $       7,242          $       6,673     $       9,071

OTHER COMPREHENSIVE INCOME
(EXPENSE) NET OF TAX:
     Foreign Currency Translation Adjustments.....               33                    (78)                  (150)              (57)
                                                      -------------          -------------          -------------     -------------

COMPREHENSIVE INCOME..............................    $       6,064          $       7,164          $       6,523     $       9,014
                                                      =============          =============          =============     =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    AS OF JANUARY 29, 2000 AND JULY 29, 2000
                                 (In Thousands)

                                                                                                            (UNAUDITED)
                                                                                 January 29,                  July 29,
                                                                                    2000                        2000
                                                                           ----------------------      ---------------------

                                 ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents...........................................     $           4,114          $            1,691
   Due From Factor.....................................................                 4,813                          --
   Accounts Receivable, Net............................................                33,572                      59,069
   Inventories.........................................................                32,137                      37,313
   Deferred Tax Assets.................................................                 2,831                       3,288
   Prepaid Expenses and Other..........................................                 1,377                       1,144
                                                                            -----------------          ------------------
             Total Current Assets......................................                78,844                     102,505

PROPERTY, PLANT AND EQUIPMENT, NET.....................................                47,720                      48,427
DEFERRED TAX ASSETS....................................................                   276                          --
GOODWILL AND OTHER INTANGIBLE ASSETS, NET..............................               154,096                     150,412
OTHER ASSETS...........................................................                 7,352                       6,906
                                                                            -----------------          ------------------
                                                                            $         288,288          $          308,250
                                                                            =================          ==================

                  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable....................................................     $          13,945          $           18,355
   Accrued Expenses....................................................                13,052                      18,674
   Revolving Line of Credit............................................                 4,673                       3,164
   Current Portion of Long Term Debt...................................                 7,857                      11,309
                                                                            -----------------          ------------------
             Total Current Liabilities.................................                39,527                      51,502

OTHER LIABILITIES, INCLUDING POSTRETIREMENT BENEFIT OBLIGATION.........                 4,180                       3,878
DEFERRED TAX LIABILITIES...............................................                    --                         634
LONG TERM DEBT.........................................................               173,671                     172,279
MINORITY INTEREST......................................................                   214                         247

COMMITMENTS AND CONTINGENCIES..........................................

STOCKHOLDER'S EQUITY:
   Common Stock ($.01 Par Value per Share, 1,000 Shares  Authorized,
      Issued and Outstanding at January 29, 2000 and July 29, 2000)....                    --                          --
   Paid-in Capital.....................................................                51,576                      51,576
   Retained Earnings...................................................                18,912                      27,983
   Accumulated Other Comprehensive Income..............................                   208                         151
                                                                            -----------------          ------------------
                                                                                       70,696                      79,710
                                                                            -----------------          ------------------
                                                                            $         288,288          $          308,250
                                                                            =================          ==================




  The accompanying notes are an integral part of these condensed consolidated balance sheets.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                  FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                     ENDED JULY 31, 1999 AND JULY 29, 2000
                                 (In Thousands)

                                                                Thirteen Weeks                            Twenty-Six Weeks
                                                      ------------------------------------          --------------------------------
                                                         July 31,              July 29,                July 31,          July 29,
                                                          1999                   2000                   1999               2000
                                                      -------------          -------------          ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income...................................      $      6,031          $       7,242          $      6,673      $       9,071
    Adjustments to reconcile net income to net
     cash
      Provided by operating activities:
        Depreciation and leasehold amortization..             1,686                    2,475                  3,225           4,841
        Amortization of goodwill & other
         intangible assets.......................             1,662                    2,011                  3,324           4,034
        Amortization of deferred financing fees..               329                      339                    658             667
        Deferred income tax expense..............               (15)                     105                    264             453
        Equity in earnings of affiliate..........              (134)                    (625)                  (134)         (1,230)
        Minority interest in income of
         subsidiary..............................                 7                       31                     12              33
        Extraordinary loss on early
         extinguishment of debt..................                --                       --                     --             115
      Changes in operating assets and liabilities
       net of effects of acquisitions:
        Due from factor..........................              (675)                      --                   (675)          4,813
        Accounts receivable......................            (9,971)                 (13,630)               (10,581)        (25,262)
        Inventories..............................             3,149                    1,522                 (4,626)         (5,176)
        Accounts payable.........................            (3,522)                     690                    798           4,410
        Accrued expenses.........................             3,137                    1,302                  4,503           5,622
        Other, net...............................              (111)                    (218)                  (188)           (670)
                                                       ------------            -------------           ------------   -------------
          Total adjustments and changes..........            (4,458)                  (5,998)                (3,420)         (7,350)
                                                       ------------            -------------           ------------   -------------
          Net cash provided by operating
           activities............................             1,573                    1,244                  3,253           1,721
                                                       ------------            -------------           ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash
   Acquired......................................           (53,999)                      --                (53,999)             --
  Equity Distribution From Affiliate.............               152                      166                    152             794
  Additions to Property, Plant & Equipment.......            (1,006)                  (3,315)                (2,131)         (5,944)
                                                       ------------            -------------           ------------   -------------

          Net cash used in investing activities..           (54,853)                  (3,149)               (55,978)         (5,150)
                                                       ------------            -------------           ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds From Revolving Credit Facilities..            14,000                    2,304                 14,000           7,660
  Proceeds From Long Term Borrowings.............            41,032                       --                 41,032              --
  Repayments of Long Term Debt...................              (435)                     (91)                (2,381)         (6,654)
                                                       ------------            -------------           ------------   -------------
          Net cash provided by financing
           activities............................            54,597                    2,213                 52,651           1,006
                                                       ------------            -------------           ------------   -------------

NET CHANGE IN CASH...............................             1,317                      308                    (74)         (2,423)
CASH, Beginning of Period........................               820                    1,383                  2,211           4,114
                                                       ------------            -------------           ------------   -------------
CASH, End of Period..............................      $      2,137            $       1,691           $      2,137   $       1,691
                                                       ============            =============           ============   =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

             COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Presentation

     Collins & Aikman Floorcoverings, Inc. (the "Company") is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market offering vinyl-backed six foot and modular tiles, and tufted and woven broadloom products. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings"), a corporation sponsored by Quad-C, Inc. ("Quad-C"), a Virginia merchant banking firm.

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

2.   Inventories

     Net inventory balances are summarized below (in thousands):

                                                              (Unaudited)
                                          January 29,           July 29,
                                             2000                 2000
                                         -------------        -----------

Raw materials...................           $  13,347           $  14,960
Work in process.................               4,815               6,000
Finished goods..................              13,975              16,353
                                           ---------           ---------
                                           $  32,137           $  37,313
                                           =========           =========

3.   Acquisitions

     On June 28, 1999, pursuant to an Agreement and Plan of Merger dated June 4, 1999, the Company acquired all the outstanding capital stock of Monterey Carpets, Inc. ("Monterey") for $50.0 million, subject to a working capital adjustment (the "Monterey Acquisition"). In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. Based in California, Monterey is a manufacturer of high-style tufted broadloom carpet. The Monterey Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $34.4 million which is being accounted for as goodwill and is being amortized over 20 years using the straight-line method.

     On July 30, 1999, the Company acquired all the outstanding capital stock of Crossley Carpet Mills Limited ("Crossley") for $22.1 million (the "Crossley Acquisition") including assumed debt of $17.5 million and an agreement to pay the seller $2.0 million over the next four years, subject to certain conditions, at an effective interest rate of 7.5%. Based in Nova Scotia, Canada, Crossley is a manufacturer of tufted and woven broadloom carpet. The Crossley Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $3.9 million, which is being accounted for as goodwill and is being amortized over 20 years using the straight-line method. Approximately $9.5 million of the assumed long-term debt is sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of the bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. The remaining balance will become repayable over five years once the forgiveness has expired.

     The following summary presents unaudited pro forma results of operations of the Company as if these acquisitions occurred as of January 31, 1999 (in thousands):


                                                                       Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                                      ----------------------        ------------------------
                                                                             July 31,                       July 31,
                                                                               1999                           1999
                                                                      ----------------------        ------------------------
Net Sales...................................................                $  86,528                     $  147,244
Income Before Extraordinary Item, Net of Tax................                $   5,932                     $    6,705
Net Income..................................................                $   5,932                     $    6,705

     These pro forma results neither purport to represent what the Company's results of operations would have been if these acquisitions had occurred as of such date, nor what results will be for any future period.

4.   Long Term Debt

     During February 2000, the Company repurchased $6.5 million of its 10.0% Senior Subordinated Notes (the "Senior Notes") due January 15, 2000 in the open market. In connection with this transaction, the Company recorded an extraordinary loss of approximately $69,000, net of tax benefit, which included the write off of a pro rata share of deferred financing costs associated with the issuance of the Senior Notes.

5.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Additionally, on June 15, 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". Since the Company does not hold any derivative instruments, neither SFAS 133 or 138 will have any impact on the Company's results from operations or financial position.

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


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended July 29, 2000 ("Second Quarter 2000") As Compared with
---------------------------------------------------------------------------
Thirteen Weeks Ended July 31, 1999 ("Second Quarter 1999")
----------------------------------------------------------


     Net Sales. Net sales for the Second Quarter 2000 were $95.1 million, an increase of 41.1% from the $67.3 million for the Second Quarter 1999. The increase in net sales in the Second Quarter 2000 was due to the inclusion of product sales of Monterey and Crossley, which accounted for 89.1% of the sales growth, and sales growth in the education, corporate and government end-use markets. The Company also experienced overall volume increases and average selling price increases.

     Cost of Goods Sold. Cost of goods sold increased to $57.9 million for the Second Quarter 2000 from $39.3 million in the Second Quarter 1999, an increase of 47.2%. As a percentage of sales, these costs were 60.9% and 58.4%, respectively. The cost increase was due to the inclusion of product sales of Monterey and Crossley, which accounted for 90.6% of the cost increase, and increased sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $2.0 million, for the Second Quarter 2000 increased to $20.3 million, an increase of 41.7% from $14.3 million in the Second Quarter 1999 which included goodwill and other intangible assets amortization of $1.7 million. As a percentage of sales, these expenses remained flat at 21.4% compared to 21.3% in the prior year. These higher costs are due to the inclusion of Monterey and Crossley expenses, which accounted for 84.0% of the cost increase.

     Interest Expense.  Net interest expense for the Second Quarter 2000
increased to $4.6 million from $3.8 million in the Second Quarter 1999.   This
increase is due to higher indebtedness incurred relating to the Monterey and Crossley Acquisitions.

     Income Taxes. The Company's overall tax rate for the Second Quarter 2000 increased to 43.8% from 39.6% in the Second Quarter 1999. The increase was primarily due to the Monterey Acquisition as the amortization of the goodwill resulting from that acquisition is nondeductible for income tax purposes.

     Net Income. Net income for the Second Quarter 2000 increased to $7.2 million from $6.0 million in the Second Quarter 1999, an increase of 20.1%. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate less minority interest in income of subsidiary. EBITDA increased to $21.9 million in the Second Quarter 2000 from $17.2 million in the Second Quarter 1999, an increase of 27.9%. Of this increase, Monterey and Crossley accounted for 87.7%. As a percentage of sales, EBITDA was 23.1% in the Second Quarter 2000 compared to 25.5% in the Second Quarter 1999. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS
---------------------

Twenty-Six Weeks Ended July 29, 2000 ("Six Months 2000") As Compared with
-------------------------------------------------------------------------
Twenty-Six Weeks Ended July 31, 1999 ("Six Months 1999")
--------------------------------------------------------

     Net Sales. Net sales for the Six Months 2000 were $168.0 million, an increase of 57.7% from the $106.5 million for the Six Months 1999. This sales increase was attributable to the addition of Monterey and Crossley, which accounted for 84.3% of the increase sales, augmented by a sales increase in the Company's education end-use market.

     Cost of Goods Sold. Cost of goods sold increased to $104.4 million for the Six Months 2000 from $62.4 million in the Six Months 1999, an increase of 67.3%. As a percentage of sales, these costs were 62.2% and 58.6%, respectively. The cost increase was due to the inclusion of products sales of Monterey and Crossley, which accounted for 84.1% of the cost increase and increased sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $4.0 million, for the Six Months 2000 increased to $39.1 million, an increase of 50.4% from $26.0 million in the Six Months 1999 which included goodwill and other intangible assets amortization of $3.3 million. As a percentage of sales, these expenses decreased to 23.3% from 24.4%. These higher costs principally related to the addition of Monterey and Crossley, which accounted for 87.5% of the increase, and sales support expenses.

     Interest Expense. Net interest expense for the Six Months 2000 increased to $8.9 million from $7.2 million in the Six Months 1999. This increase is due to higher indebtedness incurred relating to the Monterey and Crossley Acquisitions.

     Extraordinary Loss. In the Six Months 2000, the Company experienced a net extraordinary loss of approximately $0.1 million, net of tax benefit, related to the purchase of senior notes with a face amount of $6.5 million.

     Income Taxes. The Company's overall tax rate for the Six Months 2000 increased to 45.3% from 39.4% in the Six Months 1999. The increase was primarily due to the Monterey Acquisition as the amortization of the goodwill resulting from that acquisition is nondeductible for income tax purposes.

     Net Income. Net income for the Six Months 2000 increased to $9.1 million from $6.7 million in the Six Months 1999, an increase of 36.0%. This was due to the combined result of the factors described above.

     EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate less minority interest in income of subsidiary. EBITDA for the Six Months 2000 was $34.5 million, an increase of $9.7 million from Six Months 1999 of $24.8 million. Inclusion of Monterey and Crossley results accounted for 81.2% of the increase. As a percentage of sales, EBITDA was 20.6% in the Six Months 2000 and 23.3% in the Six Months 1999. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary cash needs have historically been for operating expenses, working capital, capital expenditures and debt service. The Company has historically financed its cash requirements primarily through internally generated cash flows.

     Net cash provided by operating activities in the Second Quarter 2000 was $1.2 million compared to $1.6 million in the Second Quarter 1999. The change is primarily due to a negative $2.3 million swing in net working capital offset by an increase of $1.2 million in net income and $1.1 million in depreciation and amortization. Net cash provided by operating activities in the Six Months 2000 was $1.7 million compared to $3.3 million in the Six Months 1999. The change is primarily due to a negative $5.5 million swing in net working capital, offset by the $2.4 million increase in net income and $2.3 million increase in depreciation and amortization.

     The Company has significant indebtedness which consists of $85.0 million in Senior Subordinated Notes due 2007 (the "Senior Notes"); a $125.0 million credit facility (the "Credit Facility") which, at July 29, 2000 had outstanding balances of $28.0 million ("A-1 Term Loan Facility") and $40.0 million ("A-2 Term Loan Facility") in term loan borrowings and $17.4 million in revolving credit borrowings; $4.1 million in seller's notes from the June 1998 acquisition of Advance Carpet Tiles and the July 1999 Crossley acquisition; $1.4 million in purchase money indebtedness; $3.2 million in revolving line of credit borrowings and $7.7 million in sinking funds bonds under Crossley.

     The A-1 Term Loan facility of the Credit Facility will mature on June 30, 2002 and, as of July 29, 2000, will require principal payments (payable in quarterly installments) totaling $1.3 million in the third quarter of fiscal 2000, $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The A-2 Term Loan Facility will mature on December 31, 2003 and requires principal payments (payable in quarterly installments) totaling $12.0 million in fiscal 2002 and $28.0 million in fiscal 2003. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. During fiscal 1998 and 1999, the Company voluntarily prepaid $12.1 million and $1.9 million, respectively, of the term loan borrowings. As of July 29, 2000, there was $7.5 million (net of $17.4 million in borrowings and $5.1 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

     Concurrent with the consummation of the Crossley Acquisition, the Company agreed to pay the seller $2.0 million over the next four years, subject to certain conditions, at an effective interest rate of 7.5%. In addition, the Company assumed debt of approximately $17.5 million. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.1 million. At July 29, 2000, $0.8 million was outstanding. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.9 million of short-term debt was assumed which relates to Crossley's revolving line of credit agreement with a Canadian bank, which is used to finance working capital requirements. At July 29, 2000, $3.2 million was outstanding and $2.8 million was available under this line of credit. Approximately $9.5 million of long-term debt assumed was sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of these bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. For the year ended January 29, 2000, $2.1 million was forgiven. The remaining balance will become repayable over five years once the forgiveness has expired.

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


IMPACT OF INFLATION AND SEASONALITY
-----------------------------------

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

Dated:  September 11, 2000



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