Form 10-Q
period 2000-10-28
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2000-12-12
CIK 1037123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q

             X  Quarterly Report Pursuant to Section 13 or 15(d)
            ---  Of the Securities Exchange Act of 1934

                 For the quarter ended October 28, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                      ---

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 12, 2000.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES



                                     INDEX


                                                                                                              Page No.
Part I.       Financial Information

              Item 1.    Financial Statements

                  Condensed Consolidated Statements of Operations - For The Thirteen Weeks
                         And Thirty-Nine Weeks Ended October 30, 1999 And October 28, 2000 ...................   3

                  Condensed Consolidated Statements of Comprehensive Income - For the
                         Thirteen Weeks And Thirty-Nine Weeks Ended October 30, 1999
                         And October 28, 2000 ................................................................   4

                  Condensed Consolidated Balance Sheets - As of January 29, 2000 And
                         October 28, 2000 ....................................................................   5

                  Condensed Consolidated Statements of Cash Flows - For the Thirty-Nine Weeks
                         Ended October 30, 1999 And October 28, 2000 .........................................   6

                  Notes to Condensed Consolidated Financial Statements .......................................   7

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         And Results of Operations ...........................................................   9


Part II.      Other Information

              Item 6.    Exhibits And Reports on Form 8-K ....................................................  13

                        PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                 FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                  ENDED OCTOBER 30, 1999 AND OCTOBER 28, 2000
                                (In Thousands)

                                                                Thirteen Weeks                      Thirty-Nine Weeks
                                                         --------------------------------    --------------------------------
                                                            October 30,      October 28,        October 30,       October 28,
                                                               1999             2000               1999              2000
                                                         ---------------  ---------------    --------------      ------------
NET SALES ..........................................      $      71,785    $     79,416      $    178,305        $    247,384
                                                         ---------------  ---------------    --------------      ------------

COST OF GOODS SOLD .................................             45,413          49,577           107,828             153,985
SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES ........................................             18,417          19,641            44,415              58,754
                                                         ---------------  ---------------    --------------      ------------
                                                                 63,830          69,218           152,243             212,739
                                                         ---------------  ---------------    --------------      ------------
OPERATING INCOME ...................................              7,955          10,198            26,062           1  34,645
MINORITY INTEREST IN INCOME OF SUBSIDIARY ..........                 14              39                26                  72
EQUITY IN EARNINGS OF AFFILIATE ....................                522             674               656               1,904
NET INTEREST EXPENSE ...............................              4,362           4,718            11,580              13,663
                                                         ---------------  ---------------    --------------      ------------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM ..............................              4,101           6,115            15,112              22,814
INCOME TAX EXPENSE .................................              1,933           2,779             6,271              10,338
                                                         ---------------  ---------------    --------------      ------------
NET INCOME BEFORE EXTRAORDINARY ITEM ...............              2,168           3,336             8,841              12,476
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF TAX .............................                 31              --                31                  69
                                                         ---------------  ---------------    --------------      ------------
NET INCOME .........................................      $       2,137    $      3,336      $      8,810        $     12,407
                                                         ===============  ================   ==============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (Unaudited)

                                           FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS
                                            ENDED OCTOBER 30, 1999 AND OCTOBER 28, 2000
                                                          (In Thousands)

                                                   Thirteen Weeks                             Thirty-Nine Weeks
                                              --------------------------------------  ----------------------------------------
                                                  October 30,          October 28,          October 30,          October 28,
                                                      1999                 2000                1999                 2000
                                              -----------------     ----------------  -------------------     ----------------
NET INCOME ..............................     $         2,137       $       3,336        $      8,810         $     12,407

OTHER COMPREHENSIVE INCOME
   (EXPENSE) NET OF TAX:
   Foreign Currency Translation

      Adjustments .......................                 126                (185)                (24)                (242)
                                              ---------------       -------------        ------------         ------------

COMPREHENSIVE INCOME ....................     $         2,263       $       3,151        $      8,786         $     12,165
                                              ===============       =============        ============         ============


                                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                            AS OF JANUARY 29, 2000 AND OCTOBER 28, 2000
                                                          (In Thousands)

                                                                                                             (UNAUDITED)
                                                                                      January 29,            October 28,
                                     ASSETS                                              2000                   2000
                                                                                     --------------    -------------------
CURRENT ASSETS:
   Cash and Cash Equivalents................................................      $        4,114        $         1,642
   Due From Factor .........................................................               4,813                     --
   Accounts Receivable, Net  ...............................................              33,572                 45,794
   Inventories..............................................................              32,137                 37,730
   Deferred Tax Assets......................................................               2,831                  3,220
   Prepaid Expenses and Other...............................................               1,377                  1,211
                                                                                  --------------        ---------------
             Total Current Assets...........................................              78,844                 89,597

PROPERTY, PLANT AND EQUIPMENT, NET..........................................              47,720                 47,818
DEFERRED TAX ASSETS.........................................................                 276                     --
GOODWILL AND OTHER INTANGIBLE ASSETS, NET ..................................             154,096                148,653
OTHER ASSETS................................................................               7,352                  6,425
                                                                                  --------------        ---------------
                                                                                  $      288,288        $       292,493
                                                                                  ==============        ===============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts Payable.......................................................        $       13,945        $        16,947
   Accrued Expenses.........................................................              13,052                 21,727
   Revolving Line of Credit ................................................               4,673                  1,233
   Current Portion of Long Term Debt .......................................               7,857                 17,866
                                                                                  --------------        ---------------
             Total Current Liabilities......................................              39,527                 57,773

OTHER LIABILITIES, INCLUDING POSTRETIREMENT BENEFIT OBLIGATION..............               4,180                  4,065
DEFERRED TAX LIABILITIES ...................................................                  --                  1,178
LONG TERM DEBT..............................................................             173,671                146,330
MINORITY INTEREST ..........................................................                 214                    286

COMMITMENTS AND CONTINGENCIES ..............................................

STOCKHOLDER'S EQUITY:
   Common Stock ($.01 Par Value per Share, 1,000 Shares  Authorized,
      Issued and Outstanding at January 29, 2000 and October 28, 2000)                        --                     --
   Paid-in Capital..........................................................              51,576                 51,576
   Retained Earnings........................................................              18,912                 31,319
   Accumulated Other Comprehensive Income ..................................                 208                    (34)
                                                                                  --------------        ---------------
                                                                                          70,696                 82,861
                                                                                  --------------        ---------------
                                                                                  $      288,288        $       292,493
                                                                                  ==============        ===============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                           FOR THE THIRTY-NINE WEEKS
                  ENDED OCTOBER 30, 1999 AND OCTOBER 28, 2000
                                (In Thousands)

                                                                                          Thirty-Nine Weeks
                                                                               ---------------------------------------
                                                                                 October 30,              October 28,
                                                                                    1999                     2000
                                                                               ---------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income............................................................     $     8,810               $    12,407
    Adjustments to reconcile net income to net cash
     Provided by operating activities:
        Depreciation and leasehold amortization...........................           5,241                     7,306
        Amortization of goodwill & other intangible assets................           5,702                     6,047
        Amortization of deferred financing fees...........................             759                       972
        Deferred income tax expense  .....................................             863                     1,065
        Equity in earnings of affiliate ..................................            (656)                   (1,904)
        Minority interest in income of subsidiary ........................              26                        72
        Extraordinary loss on early extinguishment of debt ...............              51                       115
    Changes in operating assets and liabilities net of effects of acquisitions:
        Due from factor ..................................................            (554)                    4,813
        Accounts receivable...............................................          (3,540)                  (11,987)
        Inventories ......................................................          (4,319)                   (5,593)
        Accounts payable..................................................          (2,185)                    3,002
        Accrued expenses .................................................           3,073                     8,675
        Other, net........................................................            (257)                     (623)
                                                                               -----------               -----------
             Total adjustments and changes................................           4,204                    11,960
                                                                               -----------               -----------

             Net cash provided by operating activities....................          13,014                    24,367
                                                                               -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ........................         (53,957)                     (425)
  Payment on Deferred Purchase Price of Acquired Business ................              --                      (303)
  Equity Distribution From Affiliate .....................................             719                     1,633
  Additions to Property, Plant & Equipment................................          (4,391)                   (8,149)
                                                                               -----------               -----------

             Net cash used in investing activities........................         (57,629)                   (7,244)
                                                                               -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds From (Repayments of) Revolving Credit Facilities...........          10,745                   (11,609)
  Proceeds From Long Term Borrowings .....................................          41,032                        --
  Repayments of Long Term Debt............................................          (7,060)                   (7,986)
                                                                               -----------               -----------

             Net cash provided by (used in) financing activities..........          44,717                   (19,595)
                                                                               -----------               -----------

NET CHANGE IN CASH .......................................................             102                    (2,472)
CASH, Beginning of Period.................................................           2,211                     4,114
                                                                               -----------               -----------
CASH, End of Period.......................................................     $     2,313               $     1,642
                                                                               ===========               ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

            COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Basis of Presentation

          Collins & Aikman Floorcoverings, Inc. (the "Company") is a leading manufacturer of floorcoverings for the specified commercial sector of the floorcoverings market offering vinyl-backed six foot and modular tiles, and tufted and woven broadloom products. The Company is a wholly owned subsidiary of CAF Holdings, Inc. ("Holdings"), a corporation sponsored by Quad-C, Inc. ("Quad-C"), a Virginia merchant banking firm. See Note 6.

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

2.        Inventories

          Net inventory balances are summarized below (in thousands):

                                                                  (Unaudited)
                                                    January 29,   October 28,
                                                      2000            2000
                                                    -----------   -------------

Raw materials...................................     $ 13,347        $ 14,340
Work in process.................................        4,815           6,861
Finished goods..................................       13,975          16,529
                                                    -----------   -------------
                                                     $ 32,137        $ 37,730
                                                     ==========   =============
3.        Acquisitions

          On June 28, 1999, pursuant to an Agreement and Plan of Merger dated June 4, 1999, the Company acquired all the outstanding capital stock of Monterey Carpets, Inc. ("Monterey") for $50.4 million (the "Monterey Acquisition"). In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. Based in California, Monterey is a manufacturer of high-style tufted broadloom carpet. The Monterey Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $34.8 million which is being accounted for as goodwill and is being amortized over 20 years using the straight-line method.

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

          The following summary presents unaudited pro forma results of operations of the Company as if these acquisitions occurred as of January 31, 1999 (in thousands):

                                                      Thirty-Nine Weeks Ended
                                                      -----------------------
                                                              October 30,
                                                                 1999
                                                          ----------------
Net Sales ................................................    $ 200,966
Income Before Extraordinary Item, Net of Tax .............    $   9,053
Net Income ...............................................    $   9,053

          As both acquisitions occurred prior to the quarter ended October 30, 1999, no pro forma results are presented for that period. These pro forma results neither purport to represent what the Company's results of operations would have been if these acquisitions had occurred as of such date, nor what results will be for any future period.

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

6.       Subsequent Event

         On December 5, 2000, Holdings, Quad-C Management, Inc., the shareholders of Holdings, Oaktree Capital Management, LLC. ("Oaktree") and Bank of America Capital Investors ("BACI") entered into a definitive Recapitalization Agreement. Upon consummation of the recapitalization, investment funds managed by Oaktree and BACI will control a majority of Holdings' outstanding capital stock.

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

          On December 5, 2000, Holdings, Quad-C Management, Inc., the shareholders of Holdings and Oaktree Capital Management, LLC. ("Oaktree") and Bank of America Capital Investors ("BACI") entered into a definitive Recapitalization Agreement. Upon consummation of the recapitalization, investment funds managed by Oaktree and BACI will control a majority of Holdings' outstanding capital stock.

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

          On June 28, 1999, pursuant to an Agreement and Plan of Merger, dated June 4, 1999, the Company, through its wholly owned subsidiary, Monterey Merger Company, Inc. ("Merger Sub"), acquired all the outstanding capital stock of Monterey for $50.4 million (the "Monterey Acquisition"). Simultaneous with the consummation of the Merger, Merger Sub was merged with and into Monterey, with Monterey as the surviving corporation in the merger. In addition, approximately $0.4 million of indebtedness of Monterey was extinguished by the Company commensurate with the acquisition. The consideration paid was financed through the Company's existing credit facility as amended. The Monterey Acquisition has been accounted for by the purchase method, to which the purchase price has been allocated among the acquired assets and liabilities. The excess of the purchase price over the fair value of the net assets acquired was approximately $34.8 million which is being accounted for as goodwill and is being amortized over 20 years using the straight line method.

RESULTS OF OPERATIONS
---------------------

Thirteen Weeks Ended October 28, 2000 ("Third Quarter 2000") As Compared with
-----------------------------------------------------------------------------
Thirteen Weeks Ended October 30, 1999 ("Third Quarter 1999")
----------------------------------------------------------

         Net Sales. Net sales for the Third Quarter 2000 were $79.4 million, an increase of 10.6% from the $71.8 million for the Third Quarter 1999. The increase in net sales in the Third Quarter 2000 was due to sales growth in the education and corporate end-use markets. The Company also experienced overall volume increases and average selling price increases.

         Cost of Goods Sold. Cost of goods sold increased to $49.6 million for the Third Quarter 2000 from $45.4 million in the Third Quarter 1999, an increase of 9.2%. As a percentage of sales, these costs were 62.4% and 63.3%, respectively. The cost increase was due to the increased sales volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $2.0 million, for the Third Quarter 2000 increased to $19.6 million, an increase of 6.6% from $18.4 million in the Third Quarter 1999 which included goodwill and other intangible assets amortization of $2.4 million. As a percentage of sales, these expenses decreased to 24.7% compared to 25.7% in the prior year. This increase was due to higher sales support expenses and higher commissions on higher sales.

         Interest Expense. Net interest expense for the Third Quarter 2000 increased to $4.7 million from $4.4 million in the Third Quarter 1999. This increase is due to higher interest rates on the Company's bank facility indebtedness offset by lower total indebtedness of the Company.

         Income Taxes. The Company's overall tax rate for the Third Quarter 2000 decreased to 45.4% from 47.1% in the Third Quarter 1999. This decrease was due to the reduced effect of the non-deductible goodwill amortization from the Monterey acquisition.

         Net Income. Net income for the Third Quarter 2000 increased to $3.3 million from $2.1 million in the Third Quarter 1999, an increase of 56.1%. This was due to the combined result of the factors described above.

         EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate less minority interest in income of subsidiary. EBITDA increased to $15.3 million in the Third Quarter 2000 from $12.9 million in the Third Quarter 1999, an increase of 18.6%. This was due to the combined result of the factors as described above. As a percentage of sales, EBITDA was 19.3% in the Third Quarter 2000 compared to 17.9% in the Third Quarter 1999. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS
---------------------

Thirty-Nine Weeks Ended October 28, 2000 ("Nine Months 2000") As Compared with
------------------------------------------------------------------------------
Thirty-Nine Weeks Ended October 30, 1999 ("Nine Months 1999")
-------------------------------------------------------------

         Net Sales. Net sales for the Nine Months 2000 were $247.4 million, an increase of 38.7% from the $178.3 million for the Nine Months 1999. The majority of this sales increase was attributable to the addition of Monterey and Crossley augmented by sales increases in the Company's education and corporate end-use markets.

         Cost of Goods Sold. Cost of goods sold increased to $154.0 million for the Nine Months 2000 from $107.8 million in the Nine Months 1999, an increase of 42.8%. As a percentage of sales, these costs were 62.2% and 60.5%, respectively. The majority of this cost increase was due to the inclusion of products sales of Monterey and Crossley and increased sales volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, including goodwill and other intangible assets amortization of $6.0 million, for the Nine Months 2000 increased to $58.8 million, an increase of 32.3% from $44.4 million in the Nine Months 1999 which included goodwill and other intangible assets amortization of $5.7 million. As a percentage of sales, these expenses decreased to 23.8% from 24.9%. These higher costs are principally related to the addition of Monterey and Crossley and sales support expenses.

         Interest Expense. Net interest expense for the Nine Months 2000 increased to $13.7 million from $11.6 million in the Nine Months 1999. This increase is due to higher indebtedness incurred relating to the Monterey and Crossley Acquisitions and higher interest rates on the Company's bank facility indebtedness.

         Income Taxes. The Company's overall tax rate for the Nine Months 2000 increased to 45.3% from 41.5% in the Nine Months 1999. The increase was primarily due to the Monterey Acquisition as the amortization of the goodwill resulting from that acquisition is nondeductible for income tax purposes.

         Extraordinary Loss. In the Nine Months 2000, the Company experienced a net extraordinary loss of approximately $0.1 million, net of tax benefit, related to the purchase of senior notes with a face amount of $6.5 million.

         Net Income. Net income for the Nine Months 2000 increased to $12.4 million from $8.8 million in the Nine Months 1999, an increase of 40.8%. This was due to the combined result of the factors described above.

         EBITDA. EBITDA is defined as operating income plus depreciation, amortization and equity in earnings of affiliate less minority interest in income of subsidiary. EBITDA for the Nine Months 2000 was $49.8 million, an increase of $12.2 million from Nine Months 1999 of $37.6 million. This was due to the combined result of the factors described above. As a percentage of sales, EBITDA was 20.1% in the Nine Months 2000 and 21.1% in the Nine Months 1999. EBITDA is provided as certain investors commonly use it as a measure of a company's ability to service its indebtedness. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary cash needs have historically been for operating expenses, working capital, capital expenditures and debt service. The Company has historically financed its cash requirements primarily through internally generated cash flows.

         Net cash provided by operating activities in the Nine Months 2000 was $24.4 million compared to $13.0 million in the Nine Months 1999. The change is primarily due to a positive $6.1 million improvement in net working capital, aided by the $3.6 million increase in net income and $2.4 million increase in depreciation and amortization.

         The Company has significant indebtedness which consists of $85.0 million in Senior Subordinated Notes due 2007 (the "Senior Notes"); a $125.0 million credit facility (the "Credit Facility") which, at October 28, 2000 had outstanding balances of $26.7 million ("A-1 Term Loan Facility") and $40.0 million ("A-2 Term Loan Facility") in term loan borrowings; $3.8 million in seller's notes from the June 1998 acquisition of Advance Carpet Tiles and the July 1999 Crossley acquisition; $1.2 million in purchase money indebtedness; $1.2 million in revolving line of credit borrowings and $7.5 million in sinking funds bonds under Crossley.

         The A-1 Term Loan facility of the Credit Facility will mature on June 30, 2002 and, as of July 29, 2000, will require principal payments (payable in quarterly installments) totaling $3.7 million in the fourth quarter of fiscal 2000, $15.0 million in fiscal 2001 and $8.0 million in fiscal 2002. The A-2 Term Loan Facility will mature on December 31, 2003 and requires principal payments (payable in quarterly installments) totaling $12.0 million in fiscal 2002 and $28.0 million in fiscal 2003. The revolving credit portion of the Credit Facility will mature on June 30, 2002 and may be repaid and reborrowed from time to time. During fiscal 1998 and 1999, the Company voluntarily prepaid $12.1 million and $1.9 million, respectively, of the term loan borrowings. As of October 28, 2000, there was $24.9 million (net of $5.1 million in letters of credit outstanding) available under the revolving credit portion of the Credit Facility.

         Concurrent with the consummation of the Crossley Acquisition, the Company agreed to pay the seller $2.0 million over the next four years, subject to certain conditions, at an effective interest rate of 7.5%. In addition, the Company assumed debt of approximately $17.5 million. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $1.1 million. At October 28, 2000, $0.8 million was outstanding. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.9 million of short-term debt was assumed which relates to Crossley's revolving line of credit agreement with a Canadian bank, which is used to finance working capital requirements. At October 28, 2000, $1.2 million was outstanding and $4.7 million was available under this line of credit. Approximately $9.5 million of long-term debt assumed was sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the "Bond Holder"). The Bond Holder agreed to forgive principal amount of these bonds up to a maximum of $6.3 million at various rates, dependant upon certain factors. For the year ended January 29, 2000, $2.1 million was forgiven. The remaining balance will become repayable over five years once the forgiveness has expired.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Additionally, on June 15, 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". Since the Company does not hold any derivative instruments, neither SFAS 133 or 138 will have any impact on the Company's results from operations or financial position.

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

Dated:   December 12, 2000



                                  COLLINS & AIKMAN FLOORCOVERINGS, INC.
                                  (Registrant)

                            By:   /s/  Darrel V. McCay
                                  --------------------------------------------
                                  Darrel V. McCay
                                  Vice-President, Chief Financial Officer and
                                  Director (Duly authorized Officer and
                                  Principal Financial and Accounting Officer)