Form 10-Q
period 2002-07-27
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2002-09-25
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended July 27, 2002

        ☐    Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number 333-88212

COLLINS & AIKMAN FLOORCOVERINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2151061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

311 Smith Industrial Boulevard, Dalton, Georgia	30721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (706) 259-9711

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐.

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of September 25, 2002.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and In Thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2001	July 27, 2002	July 28, 2001	July 27, 2002
NET SALES	$100,566	$99,899	$177,858	$166,316

COST OF GOODS SOLD	62,511	62,118	112,099	105,219

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	20,460	18,962	40,758	36,317

	82,971	81,080	152,857	141,536

OPERATING INCOME	17,595	18,819	25,001	24,780

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY	53	(10)	68	6

EQUITY IN EARNINGS OF AFFILIATE	466	533	947	1,009

NET INTEREST EXPENSE	5,927	4,788	11,805	13,287

INCOME BEFORE INCOME TAXES	12,081	14,574	14,075	12,496

INCOME TAX EXPENSE	5,177	5,540	6,303	4,810

NET INCOME	$6,904	$9,034	$7,772	$7,686

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and In Thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2001	July 27, 2002	July 28, 2001	July 27, 2002
NET INCOME	$6,904	$9,034	$7,772	$7,686

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	22	(474)	(144)	(330)

COMPREHENSIVE INCOME	$6,926	$8,560	$7,628	$7,356

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	January 26, 2002	July 27, 2002
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,234	$3,836
Accounts receivable, net of allowances of $745 and $787 in fiscal 2001 and 2002, respectively	33,524	55,309
Inventories	31,834	41,860
Deferred tax assets	3,955	2,277
Prepaid expenses and other	1,667	2,657

Total current assets	77,214	105,939

PROPERTY, PLANT, AND EQUIPMENT, net	45,390	65,299

DEFERRED TAX ASSETS	3,876	2,553

GOODWILL	95,987	109,621

OTHER INTANGIBLE ASSETS, net	40,560	38,602

OTHER ASSETS	7,406	10,994

TOTAL ASSETS	$270,433	$333,008

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,416	$18,551
Accrued expenses	19,150	26,007
Current portion of long-term debt	4,787	1,099

Total current liabilities	35,353	45,657

OTHER LIABILITIES, including postretirement benefit obligation	3,991	3,993

LONG-TERM DEBT, net of current portion	185,197	232,243

MINORITY INTEREST	310	316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock; $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2001 and 2002	—	—
Paid-in capital	72,648	72,648
Retained deficit	(26,108)	(20,561)
Accumulated other comprehensive loss	(958)	(1,288)

	45,582	50,799

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$270,433	$333,008

The accompanying notes are an integral part of these consolidated balance sheets.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and In Thousands)

	Twenty-Six Weeks Ended
	July 28, 2001	July 27, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,772	$7,686

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	4,997	4,122
Amortization of other intangible assets	3,928	1,958
Amortization of deferred financing fees	461	3,324
Deferred income tax expense	218	3,001
Equity in earnings of affiliate	(949)	(1,009)
Minority interest in income of subsidiary	68	6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,099)	(21,785)
Inventories	(8,191)	(8,595)
Accounts payable	(1,628)	7,135
Accrued expenses	9,679	6,857
Other, net	(445)	(1,887)

Total adjustments	(4,961)	(6,873)

Net cash provided by operating activities	2,811	813

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	(35,127)
Equity distribution from affiliate	787	971
Additions to property, plant, and equipment	(4,627)	(3,522)

Net cash used in investing activities	(3,840)	(37,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	7,000	—
Proceeds from issuance of long-term debt	31	175,000
Repayments of long-term debt	(3,769)	(131,767)
Cash dividends to parent	—	(2,139)
Financing costs	—	(6,627)

Net cash provided by financing activities	3,262	34,467

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,233	(2,398)

CASH AND CASH EQUIVALENTS, beginning of period	5,751	6,234

CASH AND CASH EQUIVALENTS, end of period	$7,984	$3,836

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form S-4 and amendments which was initially filed with the Securities and Exchange Commission on May 14, 2002 and made effective on August 12, 2002. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

2.	Organization

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a leading manufacturer, in terms of product quality, value and performance as measured by sales volume, of floorcoverings, principally for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, and Asia.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”).

3.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

4.	Cash and Cash Equivalents

The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

5.	Inventories

Net inventory balances are summarized below (in thousands):

	January 26, 2002	July 27, 2002
		(Unaudited)
Raw materials	$12,121	$19,279
Work in process	4,693	7,578
Finished goods	15,020	15,003

	$31,834	$41,860

6.	Revenue Recognition

Revenue is recognized when carpet products and related accessories are shipped. The terms for these sales are FOB shipping point. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer.

The Company provides installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively, in the accompanying statements of operations. These billings and expense were $4.8 million and $5.8 million for the twenty-six weeks ended July 27, 2002 and July 28, 2001, respectively, and $2.9 million and $3.5 million for the thirteen weeks ended July 27, 2002 and July 28, 2001, respectively.

7.	Accrued Expenses

Accrued expenses are summarized below (in thousands):
	January 26, 2002	July 27, 2002
		(Unaudited)
Payroll and employee benefits	$5,192	$8,154
Accrued taxes	2,517	4,888
Customer claims	1,475	1,980
Fair value of derivative instruments	5,162	—
Accrued interest	1,796	7,808
Customer deposits	615	228
Accrued professional fees	765	1,054
Other	1,628	1,895

	$19,150	$26,007

8.	Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase combinations completed on or after July 1, 2001.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires companies to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires a transitional test for potential impairment of goodwill within six months of adoption, while a second test, if needed, measures the amount of impairment, if any. Any impairment charge resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle.

In connection with the adoption of SFAS No. 142, the Company obtained independent appraisals to determine the fair values of these intangible assets as of January 27, 2002 and compared their fair values with their carrying values. The Company has determined that the goodwill associated with Crossley Carpet Mills Limited (“Crossley”) is impaired based upon the fair values received compared to the carrying value. The amount of impairment will be determined during the thirteen weeks ended October 26, 2002. The goodwill carrying value for Crossley as of July 27, 2002 was $3.3 million.

SFAS No. 142 requires disclosure of the income (loss) before extraordinary items after being adjusted to reflect the results for the respective periods as if SFAS No. 142 had been in effect for all periods presented. The impact of these items is shown net of tax.

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 28, 2001	July 28, 2001
Net income	$7,553	$9,047

A reconciliation from the previously reported results to the adjusted results for the thirteen weeks and twenty-six weeks ended July 28, 2001 is as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 28, 2001	July 28, 2001
Net income as reported	$6,904	$7,772
Plus: Goodwill amortization	495	933
Plus: Trade name amortization	154	342

Adjusted net income	$7,553	$9,047

	July 27, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(10,516)
Patent	27,000	(13,495)

Total	$39,000	$(24,011)

The patent is being amortized over an eleven-year period using the straight-line method. The non-compete is being amortized over a seven-year period using a double-declining balance method.

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 27, 2002	July 27, 2002
Aggregate amortization expense	$987	$1,958

Estimated amortization expense:
Fiscal 2002	$3,932
Fiscal 2003	$3,193
Fiscal 2004	$2,455
Fiscal 2005	$2,455
Fiscal 2006	$2,455

The changes in the carrying amount of goodwill for the period ended July 27, 2002 is as follows:

	FLOORCOVERINGS	EXTRUSION
	SEGMENT	SEGMENT	TOTAL
Balance as of January 26, 2002	$95,987	$—	$95,987
Goodwill acquired during the year	—	13,588	13,588
Foreign currency impact	46	—	46
Impairment losses	—	—	—

Balance as of July 27, 2002	$96,033	$13,588	$109,621

9.	Recent Accounting Pronouncements

In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 will become effective for the Company on January 26, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is not expected to materially impact the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 became effective for the Company on January 27, 2002 and is not expected to materially impact the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and amends FASB Statement No. 13, “Accounting for Leases.” SFAS No. 145 addresses the treatment of gains and losses related to debt extinguishments and should only be classified as extraordinary items if they meet certain criteria. The provisions of this Statement are effective beginning May 15, 2002. The financial statements included herein reflect the adoption of SFAS No. 145 as of the beginning of the Company’s fiscal year. Prior year financial statements have also been restated to reflect the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues task force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are in the process of evaluating the impact this standard will have on our financial statements.

10.	Long-Term Debt

On February 20, 2002, the Company (the “Issuer”) issued at par value $175.0 million of 9.75% Senior Subordinated Notes due 2010 (the “9.75% Notes”). Interest is payable semiannually in arrears on February 15 and August 15, commencing August 15, 2002. The 9.75% Notes are unsecured obligations of the Issuer and are subordinated in right of payment to all existing and future senior debt of the Issuer. The indenture governing the 9.75% Notes contains certain restrictive covenants that limit the ability of the Issuer among other things, to incur additional indebtedness, to pay dividends or make certain other restricted payments, and to put limitations on the incurrence of indebtedness, asset dispositions, and transactions with affiliates. The 9.75% Notes are guaranteed on a senior subordinated basis by the Issuer’s existing domestic subsidiaries.

The proceeds of the offering were used to retire $125.0 million of term bank debt plus accrued interest of $0.7 million, pay fees and offering expenses of $6.3 million, and terminate existing interest rate hedging agreements for $5.5 million. The remaining proceeds of $37.5 million were used for general working capital purposes and to fund the Company’s acquisition of an extrusion manufacturing facility on May 8, 2002. In connection with this term debt prepayment, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses were $2.6 million and are reflected in interest expense in the consolidated statement of operations.

Upon the occurrence of certain events, as set forth in the indenture, the Issuer is required to repurchase the 9.75% Notes at a purchase price in cash equal to 101.0% of the principal amount, plus accrued and unpaid interest at the date of repurchase. Prior to February 15, 2005, the Issuer can redeem up to 35.0% of the original principal amount of the 9.75% Notes with the proceeds of an equity offering at a price of 109.75% of the principal amount, plus accrued and unpaid interest at the date of repurchase.

On or after February 15, 2006, the Issuer can redeem all or a portion of the 9.75% Notes at the redemption prices listed below, plus accrued and unpaid interest at the date of repurchase if redeemed during the twelve month period commencing February 15th of the years set forth below.

Period	Redemption Price
2006	104.875%
2007	102.438%
2008 and Thereafter	100.000%

In connection with the 9.75% Notes offering, the Company amended its Senior Credit Facility (“Senior Credit Facility”). The amended Senior Credit Facility consists of $59.0 million in term loan borrowings and a $50.0 million revolving credit line, which includes a letter-of-credit sublimit of $15.0 million. In addition, the amended Senior Credit Facility allows for up to $75.0 million of additional term loans to be made under the existing facility, subject to one or more lenders committing to provide such loans and other specific requirements, including compliance with financial covenants.

The amended Senior Credit Facility bears interest at a per annum rate equal to the Company’s choice of (a) an adjusted rate based on LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. With respect to the revolving facility, the Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four consecutive fiscal quarters. With respect to the term loan, the Eurodollar margin is 3.5% and the base rate margin is 2.5%.

The term loan matures on January 25, 2008. Approximately 0.25% of the principal amount is payable each quarter commencing March 31, 2003 through March 31, 2007, with the remaining approximately 95.0% of the principal amount payable in four installments on June 30, September 30 and December 31, 2007, and January 25, 2008. Borrowings under the revolving Senior Credit Facility are due January 25, 2007 and may be repaid and reborrowed from time to time prior to maturity.

The amended Senior Credit Facility contains covenants, representations and warranties that are customary in credit agreements and security instruments relating to financing of this type. Obligations under the Senior Credit Facility are secured by a pledge of all the Company’s capital stock, substantially all tangible and intangible assets and 65.0% of the capital stock of, or equity interest in, each of the foreign subsidiaries. All obligations under the Senior Credit Facility are guaranteed by all present and future domestic subsidiaries.

During the thirteen weeks ended July 27, 2002, the Company prepaid $6.5 million of the term loan. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amounts of these expenses were $0.1 million and are reflected in interest expense in the consolidated statement of operations.

Total net interest expense was $4.8 million and $5.9 million for the thirteen weeks ended July 27, 2002 and thirteen weeks ended July 28, 2001, respectively, which included interest income of $0.1 million and $0.0 million, respectively. Total net interest expense was $13.3 million and $11.8 million for the twenty-six weeks ended July 27, 2002 and twenty-six weeks ended July 28, 2001, respectively, which included interest income of $0.2 million and $0.1 million, respectively.

11.	Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement addresses reporting of operating segment information and disclosures about products, services, geographic areas, and major customers. Management has reviewed the requirements of SFAS No. 131 concluding that the Company operates its business as two reportable segments: Floorcoverings and Extrusion.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA which represents earnings before interest, taxes, depreciation and amortization, plus Chroma Systems Partners’ (“Chroma”) cash dividends and the minority interest in income of subsidiary less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcoverings. Products in this segment are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 67.4% of sales in the thirteen and twenty-six weeks ended July 27, 2002.

The table below provides certain financial information by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2001	July 27, 2002	July 28, 2001	July 27, 2002
Net Sales to External Customers
Floorcoverings	$100,566	$92,266	$177,858	$158,683
Extrusion	—	7,633	—	7,633

Total Sales to External Customers	$100,566	$99,899	$177,858	$166,316

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2001	July 27, 2002	July 28, 2001	July 27, 2002
Adjusted EBITDA
Floorcoverings	$22,495	$21,097	$34,714	$30,482
Extrusion	—	1,350	—	1,350

Total Adjusted EBITDA	$22,495	$22,447	$34,714	$31,832

	January 26, 2002	July 27, 2002
Consolidated Assets
Floorcoverings	$270,433	$291,074
Extrusion	—	41,934

Total Consolidated Assets	$270,433	$333,008

12.    Investment in Equity Affiliate

Monterey Carpets, Inc. has a one-half ownership interest in Chroma which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over the partnership, the Company accounts for the partnership under the equity method of accounting. The condensed financial information of Chroma for the twenty-six weeks ended July 27, 2002 and July 28, 2001 and as of July 27, 2002 and July 28, 2001, are summarized below:

	As of July 28, 2001	As of July 27, 2002
Current Assets	$2,806	$1,999
Non-current Assets	8,667	8,778

Total Assets	$11,473	$10,777

Current Liabilities	$1,579	$1,158
Long Term Debt	5,285	5,139
Partners’ Capital	4,609	4,480

Total Liabilities and Partners’ Capital	$11,473	$10,777

	Twenty-Six Weeks Ended
	July 28, 2001	July 27, 2002
Net Sales	$9,867	$8,837
Cost of Goods Sold	7,410	6,369

Gross Profit	2,457	2,468
Income From Operations	2,002	2,060
Net Income	1,971	2,039

13.    Acquisition

On May 8, 2002, CAF Extrusion, Inc., a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, CAF Extrusion, Inc. purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The purchase price was $34.8 million in cash plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment and $13.6 million for goodwill which was assigned an indefinite life. This is a preliminary allocation which will be revised upon completion of the valuation of the assets. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CAF Extrusion, Inc. have been included in the Company’s consolidated financial statements from May 8, 2002.

In connection with the transaction, CAF Extrusion, Inc. entered into a three-year supply agreement with the seller of the manufacturing plant. CAF Extrusion, Inc. will be a non-exclusive supplier to the seller, and is to make available certain quantities of product at predetermined prices defined in the supply agreement, which is adjusted quarterly to reflect changes in the actual manufacturing costs.

Through this acquisition, the Company will have a portion of its primary raw material internally produced at significantly lower costs than the Company has historically procured from the open market. In addition, the lower cost raw material will allow each operating brand to expand its focus into additional markets.

14.	Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by certain of the Company’s domestic subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of July 27, 2002 and January 26, 2002, and for each of the thirteen weeks and twenty-six weeks in the period ended July 27, 2002 and July 28, 2001 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Guarantor Financial Statements
Condensed Consolidating Statements of Operations
For the Thirteen Weeks Ended July 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$67,395	$24,145	$11,805	$(3,446)	$99,899
Cost of Goods Sold	38,214	17,544	9,806	(3,446)	62,118
Selling, General & Administrative Expenses	13,562	4,029	1,371	—	18,962

	51,776	21,573	11,177	(3,446)	81,080

Operating Income	15,619	2,572	628	—	18,819
Minority Interest in Loss of Subsidiary	—	—	(10)	—	(10)
Equity in Earnings of Affiliate	—	533	—	—	533
Net Interest Expense	4,777	—	11	—	4,788

Income Before Income Taxes	10,842	3,105	627	—	14,574
Income Tax Expense	4,406	1,100	34	—	5,540

Net Income	$6,436	$2,005	$593	$—	$9,034

Guarantor Financial Statements
Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended July 28, 2001

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$70,627	$20,006	$13,426	$(3,493)	$100,566
Cost of Goods Sold	42,023	13,087	10,894	(3,493)	62,511
Selling, General & Administrative Expenses	13,483	4,782	2,195	—	20,460

	55,506	17,869	13,089	(3,493)	82,971

Operating Income	15,121	2,137	337	—	17,595
Minority Interest in Income of Subsidiary	—	—	53	—	53
Equity in Earnings of Affiliate	—	466	—	—	466
Net Interest Expense	5,889	—	38	—	5,927

Income Before Income Taxes	9,232	2,603	246	—	12,081
Income Tax Expense	5,143	—	34	—	5,177

Net Income	$4,089	$2,603	$212	$—	$6,904

Guarantor Financial Statements
Condensed Consolidating Statement of Operations
For the Twenty-Six Weeks Ended July 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$110,215	$39,636	$22,811	$(6,346)	$166,316
Cost of Goods Sold	64,877	27,647	19,041	(6,346)	105,219
Selling, General & Administrative Expenses	24,544	8,836	2,937	—	36,317

	89,421	36,483	21,978	(6,346)	141,536

Operating Income	20,794	3,153	833	—	24,780
Minority Interest in Income of Subsidiary	—	—	6	—	6
Equity in Earnings of Affiliate	—	1,009	—	—	1,009
Net Interest Expense	13,272	—	15	—	13,287

Income Before Income Taxes	7,522	4,162	812	—	12,496
Income Tax Expense	3,040	1,703	67	—	4,810

Net Income	$4,482	$2,459	$745	$—	$7,686

Guarantor Financial Statements
Condensed Consolidating Statements of Operations
For the Twenty-Six Weeks Ended July 28, 2001

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$120,329	$40,025	$25,618	$(8,114)	$177,858
Cost of Goods Sold	73,388	26,074	20,751	(8,114)	112,099
Selling, General & Administrative Expenses	26,374	10,044	4,340	—	40,758

	99,762	36,118	25,091	(8,114)	152,857

Operating Income	20,567	3,907	527	—	25,001
Minority Interest in Income of Subsidiary	—	—	68	—	68
Equity in Earnings of Affiliate	—	947	—	—	947
Net Interest Expense	11,707	18	80	—	11,805

Income Before Income Taxes	8,860	4,836	379	—	14,075
Income Tax Expense	6,212	24	67	—	6,303

Net Income	$2,648	$4,812	$312	$—	$7,772

Guarantor Financial Statements
Condensed Consolidating Balance Sheets
July 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$844	$—	$2,992	$—	$3,836
Accounts receivable, net	34,003	14,450	6,856	—	55,309
Inventories	21,315	11,309	9,236	—	41,860
Deferred tax assets	1,374	717	186	—	2,277
Prepaid expenses and other	1,386	234	1,037	—	2,657

Total current assets	58,922	26,710	20,307	—	105,939
PROPERTY, PLANT AND EQUIPMENT, net	31,890	25,377	8,032	—	65,299
DEFERRED TAX ASSETS	829	29	1,702	(7)	2,553
GOODWILL	62,386	43,949	3,286	—	109,621
OTHER INTANGIBLE ASSETS, net	38,602	—	—	—	38,602
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	8,444	2,524	26	—	10,994

TOTAL ASSETS	$261,244	$98,589	$33,353	$(60,178)	$333,008

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,517	$4,706	$4,358	$(30)	$18,551
Accrued expenses	16,464	7,454	2,089	—	26,007
Current portion of long-term debt	954	—	145	—	1,099

Total current liabilities	26,935	12,160	6,592	(30)	45,657
INTERCOMPANY (RECEIVABLE) PAYABLE	(36,821)	20,336	16,455	30	—
OTHER LIABILITIES, including post retirement obligation	3,816	—	184	(7)	3,993
LONG-TERM DEBT, net of current portion	227,982	—	4,261	—	232,243
MINORITY INTEREST	—	—	—	316	316
STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(32,877)	14,338	(1,947)	(75)	(20,561)
Accumulated other comprehensive loss	(439)	—	(751)	(98)	(1,288)

	39,332	66,093	5,861	(60,487)	50,799

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$261,244	$98,589	$33,353	$(60,178)	$333,008

Guarantor Financial Statements
Condensed Consolidating Balance Sheets
January 26, 2002

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,271	$49	$3,914	$—	$6,234
Accounts receivable, net	21,754	5,791	5,979	—	33,524
Inventories	15,246	8,363	8,225	—	31,834
Deferred tax assets	3,213	559	183	—	3,955
Prepaid expenses and other	888	107	672	—	1,667

Total current assets	43,372	14,869	18,973	—	77,214
PROPERTY, PLANT AND EQUIPMENT, net	31,458	6,305	7,627	—	45,390
DEFERRED TAX ASSETS	2,150	55	1,678	(7)	3,876
GOODWILL	62,386	30,361	3,240	—	95,987
OTHER INTANGIBLE ASSETS, net	40,560	—	—	—	40,560
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	4,987	2,393	26	—	7,406

TOTAL ASSETS	$245,084	$53,983	$31,544	$(60,178)	$270,433

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,461	$3,165	$2,790	$—	$11,416
Accrued expenses	12,201	5,006	1,943	—	19,150
Current portion of long-term debt	4,418	—	369	—	4,787

Total current liabilities	22,080	8,171	5,102	—	35,353
INTERCOMPANY (RECEIVABLE) PAYABLE	1,231	(17,821)	16,590	—	—
OTHER LIABILITIES, including post- retirement obligation	3,816	—	182	(7)	3,991
LONG-TERM DEBT, net of current portion	180,972	—	4,225	—	185,197
MINORITY INTEREST	—	—	—	310	310
STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(35,224)	11,878	(2,693)	(69)	(26,108)
Accumulated other comprehensive income (loss)	(439)	—	(421)	(98)	(958)

	36,985	63,633	5,445	(60,481)	45,582

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$245,084	$53,983	$31,544	$(60,178)	$270,433

Guarantor Financial Statements
Condensed Consolidating Statements of Cash Flows
For the Twenty-Six Weeks Ended July 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$1,585	$(783)	$11	$813

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(35,127)	—	—	(35,127)
Equity distribution from affiliate	—	971	—	971
Additions to property, plant, and equipment	(2,619)	(237)	(666)	(3,522)

Net cash (used in) provided by investing activities	(37,746)	734	(666)	(37,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(131,500)	—	(267)	(131,767)
Dividends to parent	(2,139)	—	—	(2,139)
Financing costs	(6,627)	—	—	(6,627)

Net cash provided by (used in) financing activities	34,734	—	(267)	34,467

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,427)	(49)	(922)	(2,398)
CASH AND CASH EQUIVALENTS, beginning of period	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of period	$844	$—	$2,992	$3,836

Guarantor Financial Statements
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Weeks Ended July 28, 2001

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$842	$416	$1,553	$2,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	787	—	787
Additions to property, plant and equipment	(2,531)	(1,199)	(897)	(4,627)

Net cash used in investing activities	(2,531)	(412)	(897)	(3,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	7,000	—	—	7,000
Proceeds from issuance of long-term debt	—	—	31	31
Repayments of long-term debt	(3,500)	—	(269)	(3,769)

Net cash provided by (used in) financing activities	3,500	—	(238)	3,262

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,811	4	418	2,233
CASH AND CASH EQUIVALENTS, beginning of period	5,142	51	558	5,751

CASH AND CASH EQUIVALENTS, end of period	$6,953	$55	$976	$7,984

15.    Subsequent Events

Exchange Offer

In May 2002, the Company filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9.75% Notes offering. Under the registration rights agreement, the Company was required to register for exchange under the Securities Act of 1933 identical 9.75% senior subordinated notes due 2010 to replace the outstanding 9.75% senior subordinated notes, which were issued in February 2002 without registration under the Securities Act of 1933 pursuant to an exemption from registration thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on August 12, 2002, and the exchange of the registered 9.75% senior subordinated notes due 2010 for the unregistered 9.75% senior subordinated notes due 2010 on September 13, 2002. The Company did not receive any proceeds from the exchange offer transaction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and the accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from these discussed below for many reasons. See “Forward-Looking Statements.”

GENERAL

Collins & Aikman Floorcoverings, Inc. (“CAF” or the “Company”), a Delaware corporation, is a leading manufacturer, in terms of product quality, value and performance as measured by sales volume, of floorcoverings, principally for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”).

On May 8, 2002, CAF Extrusion, Inc., a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, CAF Extrusion, Inc. purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The purchase price was $34.8 million in cash plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment and $13.6 million for goodwill which was assigned an indefinite life. This is a preliminary allocation and will be revised upon completion of the valuation of the assets. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CAF Extrusion, Inc. have been included in the Company’s consolidated financial statements from May 8, 2002.

In connection with the transaction, CAF Extrusion, Inc. entered into a three-year supply agreement with the seller of the manufacturing plant. CAF Extrusion, Inc. will be a non-exclusive supplier to the seller, and is to make available certain quantities of product at predetermined prices defined in the supply agreement, which is adjusted quarterly to reflect changes in the actual manufacturing costs.

During the thirteen weeks ended April 27, 2002, the Company retired $125.0 million of the term loan under the senior credit facility with a portion of the proceeds from the 9.75% Notes offering. During the thirteen weeks ended July 27, 2002, the Company prepaid $6.5 million of the term loan. In connection with the term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses were $2.6 million and are reflected in interest expense in the consolidated statement of operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2001	July 27, 2002	July 28, 2001	July 27, 2002
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	62.2	62.2	63.0	63.3

Gross Profit	37.8	37.8	37.0	36.7
Selling, General & Administrative Expenses	20.3	19.0	22.9	21.8

Operating Income	17.5	18.8	14.1	14.9
Net Interest Expense	5.9	4.8	6.6	8.0
Net Income	6.9	9.0	4.4	4.6

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 27, 2002 As Compared with Thirteen Weeks Ended July 28, 2001

Net Sales.  Net sales for the thirteen weeks ended July 27, 2002 were $99.9 million, a decrease of 0.7% from the $100.6 million for the thirteen weeks ended July 28, 2001. The decrease in net sales in the thirteen weeks ended July 27, 2002 was due to the slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001, and was severely impacted by the events of September 11, 2001. The difficulty in this end market has continued throughout fiscal 2002. For the thirteen weeks ended July 27, 2002, the Company’s sales to the corporate office market decreased by 23.0% as compared to the prior year. This impact was partially offset by $7.6 million of net sales generated by the extrusion operation acquired May 8, 2002.

Cost of Goods Sold.  Cost of goods sold was $62.1 million for the thirteen weeks ended July 27, 2002 as compared to $62.5 million in the thirteen weeks ended July 28, 2001. This decrease resulted from lower net sales and management cost reduction initiatives offset by the inclusion of the newly acquired extrusion operation. As a percentage of sales, these costs were 62.2% for both periods.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $18.0 million, excluding goodwill and other intangible assets amortization of $1.0 million, for the thirteen weeks ended July 27, 2002, a decrease of 2.8% from $18.5 million in the thirteen weeks ended July 28, 2001, which excluded goodwill and other intangible assets amortization of $2.0 million. This decrease was primarily due to foreign exchange gains of $0.6 million, partially offset by higher sampling costs of $0.2 million. As a percentage of sales, these expenses decreased to 18.0% from 18.4% in the prior year.

Interest Expense.  Net interest expense for the thirteen weeks ended July 27, 2002 and thirteen weeks ended July 28, 2001 was $4.8 million and $5.9 million, respectively, which included interest income of $0.1 million and $0.0 million, respectively. Debt levels during the thirteen weeks ended July 27, 2002 were higher than the thirteen weeks ended July 28, 2001 due to the completion of the offering of the $175.0 million senior subordinated notes during the thirteen weeks ended April 27, 2002. Additionally, the thirteen weeks ended July 28, 2001 included a charge to interest expense of $1.4 million to reflect the fair value of the Company’s interest rate hedging agreements.

Net Income.  Net income for the thirteen weeks ended July 27, 2002 increased to net income of $9.0 million from $6.9 million of net income in the thirteen weeks ended July 28, 2001. This was due to the combined result of the factors described above.

Adjusted EBITDA.  Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, plus Chroma cash dividends and the minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended July 27, 2002 decreased 0.2% to $22.4 million from $22.5 million in the thirteen weeks ended July 28, 2001. As a percentage of sales, Adjusted EBITDA was 22.5% in the thirteen weeks ended July 27, 2002 compared to 22.4% in the thirteen weeks ended July 28, 2001. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirteen Weeks Ended
	July 28, 2001	July 27, 2002
Net income	$6,904	$9,034
Income taxes	5,177	5,540
Net interest expense	5,927	4,788
Depreciation and amortization	4,428	3,209
Chroma cash dividends	472	419
Equity in earnings in Chroma	(466)	(533)
Minority interest in income of subsidiary	53	(10)

Adjusted EBITDA	$22,495	$22,447

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended July 27, 2002 As Compared with Twenty-Six Weeks Ended July 28, 2001

Net Sales.  Net sales for the twenty-six weeks ended July 27, 2002 were $166.3 million, a decrease of 6.5% from the $177.9 million for the twenty-six weeks ended July 28, 2001. The decrease in net sales in the twenty-six weeks ended July 27, 2002 was due to the slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001, and was severely impacted by the events of September 11, 2001. The difficulty in this end market has continued throughout fiscal 2002. For the twenty-six weeks ended July 27, 2002, the Company’s sales to the corporate office market decreased by 25.9% as compared to the prior year. This decrease was partially offset by $7.6 million of net sales generated by the extrusion operation acquired May 8, 2002.

Cost of Goods Sold.  Cost of goods sold was $105.2 million for the twenty-six weeks ended July 27, 2002 as compared to $112.1 million in the twenty-six weeks ended July 28, 2001. This decrease resulted from lower net sales and management cost reduction initiatives partially offset by the inclusion of the newly acquired extrusion operation. As a percentage of sales, these costs were 63.3% and 63.0%, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, excluding goodwill and other intangible assets amortization of $2.0 million, for the twenty-six weeks ended July 27, 2002 decreased to $34.3 million, a decrease of 6.7% from $36.8 million in the twenty-six weeks ended July 28, 2001 which excluded goodwill and other intangible assets amortization of $3.9 million. This decrease was primarily due to lower compensation expense of $0.6 million, sampling and promotional expenses of $0.9 million and foreign exchange gains of $1.0 million, which were partially offset by higher professional services of $0.6 million. As a percentage of sales, these expenses were flat at 20.7% for both periods.

Interest Expense.  Net interest expense for the twenty-six weeks ended July 27, 2002 and twenty-six weeks ended July 28, 2001 was $13.3 million and $11.8 million, respectively, which included interest income of $0.2 million and $0.1 million, respectively. Debt levels during the twenty-six weeks ended July 27, 2002 were higher than the twenty-six weeks ended July 28, 2001 due to the completion of the offering of the $175.0 million senior subordinated notes during the twenty-six weeks ended July 27, 2002. The twenty-six weeks ended July 27, 2002 include a charge to interest expense of $2.6 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Notes offering and from cash generated by operations. The twenty-six weeks ended July 28, 2001 included a charge to interest expense of $2.1 million to reflect the fair value of the Company’s interest rate hedging agreements.

Net Income.  Net income for the twenty-six weeks ended July 27, 2002 decreased slightly to $7.7 million from $7.8 million in the twenty-six weeks ended July 28, 2001. This was due to the combined result of the factors described above.

Adjusted EBITDA.  Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the twenty-six weeks ended July 27, 2002 decreased to $31.8 million from $34.7 million in the twenty-six weeks ended July 28, 2001, a decrease of 8.3%. As a percentage of sales, Adjusted EBITDA was 19.1% in the twenty-six weeks ended July 27, 2002 compared to 19.5% in the twenty-six weeks ended July 28, 2001. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	July 28, 2001	July 27, 2002
Net income	$7,772	$7,686
Income taxes	6,303	4,810
Net interest expense	11,805	13,287
Depreciation and amortization	8,925	6,080
Chroma cash dividends	788	972
Equity in earnings in Chroma	(947)	(1,009)
Minority interest in income of subsidiary	68	6

Adjusted EBITDA	$34,714	$31,832

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities in the twenty-six weeks ended July 27, 2002 was $0.8 million compared to net cash provided of $2.8 million in the twenty-six weeks ended July 28, 2001. The change is due to a negative impact of $4.6 million in net working capital offset by $2.8 million in deferred tax expense and $2.9 million of deferred financing fee amortization of which $2.6 million relates to the write-off of fees in conjunction with debt prepayment in accordance with SFAS No. 145. The negative impact to net working capital was primarily attributable to the May 2002 acquisition of the yarn extrusion plant.

Net cash used in investing activities in the twenty-six weeks ended July 27, 2002 was $37.7 million compared to $3.8 million in the twenty-six weeks ended July 28, 2001. The increase in cash used in investing activities was primarily due to the acquisition of the yarn extrusion manufacturing plant and the real property on which the plant is located. Capital expenditures for the twenty-six weeks ended July 27, 2002 were $3.5 million compared to $4.6 million for the twenty-six weeks ended July 28, 2001.

Net cash provided by financing activities in the twenty-six weeks ended July 27, 2002 was $34.5 million compared to $3.3 million in the twenty-six weeks ended July 27, 2002. The increase in cash provided by financing activities was due primarily to the issuance of the 9.75% Notes and repayment of the Senior Credit Facility with a portion of the proceeds.

The Company has significant indebtedness which consists of $175.0 million in senior subordinated notes due 2010; a $109.0 million credit facility which, at July 27, 2002 had an outstanding balance of $52.5 million in term loan borrowings; $1.2 million in seller’s notes from the Company’s July 1999 acquisition of Crossley; $0.7 million in purchase money indebtedness; $0.0 million in revolving line of credit borrowings and $3.7 million in sinking funds bonds under Crossley.

During the thirteen weeks ended April 27, 2002, the Company retired $125.0 million of term debt with a portion of the proceeds from the 9.75% Notes. During the thirteen weeks ended July 27, 2002, the Company prepaid $6.5 million of term debt with cash generated from operations. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses were $2.6 million and are reflected in interest expense in the consolidated statement of operations.

The Company’s ability to make scheduled payments of principal, interest, or to refinance its indebtedness, depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that cash flow from operations, together with available borrowings under the Credit Facility, will be adequate to meet the Company’s anticipated future requirements for capital expenditures and debt service. However, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures. We continuously evaluate potential acquisitions of businesses which complement our existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, we may determine to finance any such transaction with existing sources of liquidity.

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements.

EFFECTS OF INFLATION

The impact of inflation on the Company’s operations has not been significant in recent years. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s operating results.

SEASONALITY

The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first and fourth quarters of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher education end market sales during the summer months.

RELIANCE ON PRIMARY THIRD-PARTY SUPPLIER OF NYLON YARN

E.I. DuPont de Nemours and Company (“DuPont”) currently supplies substantially all of our requirements for nylon yarn, the principal raw material used in our floorcoverings products. The unanticipated termination or interruption of the supply arrangement with DuPont could have a material adverse effect on us because of the cost and delay associated with shifting this business to another supplier. Historically, we have not experienced significant interruptions in the supply of nylon yarn from DuPont.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 26, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is not expected to materially impact the Company’s financial statements.

In October 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 became effective for the Company on January 27, 2002 and is not expected to materially impact the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and amends FASB Statement No. 13, “Accounting for Leases.” SFAS No. 145 addresses the treatment of gains and losses related to debt extinguishments and should only be classified as extraordinary items if they meet certain criteria. The provisions of this Statement are effective beginning May 15, 2002. The financial statements included herein reflect the adoption of SFAS No. 145 as of the beginning of the Company’s fiscal year. Prior year financial statements have also been restated to reflect the impact of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues task force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are in the process of evaluating the impact this standard will have on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 3 to the audited consolidated financial statements included in the Company’s Form S-4 which was initially filed with the Securities and Exchange Commission on May 14, 2002 and made effective on August 12, 2002. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

Revenue Recognition.  Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively.

Impairment of Goodwill.  The Company periodically evaluates acquired businesses for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Allowance and/or reserve for product warranty and returns.  Warranty reserve and allowance for product returns is established based upon best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon our historical experience for these items, actual amounts determined to be due and payable would differ and additional allowances may be required.

FORWARD-LOOKING STATEMENT

The Company may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intend,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; environmental matters; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although we are not subject to material foreign currency exchange risk, we are exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At July 27, 2002, we had variable rate debt of $52.5 million and fixed rate debt of $180.8 million. The variable interest rate per annum applicable to borrowings under its Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. See “Note 10 Long-Term Debt” in the accompanying financial statements.

Item 4.    Controls and Procedures

The period covered by this report ended on July 27, 2002. Therefore, pursuant to SEC Release Nos. 33-8124 and 34-46427, the information required by Item 307 of Regulation S-K is not required to be included in this report.

PART II    Other Information

Item 1.    Legal Proceedings

The Company from time to time is subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims that may or may not be covered by insurance. The ultimate outcome of all legal proceedings to which the Company is a party will not, in the opinion of the Company’s management, based on the facts presently known to it, have a material adverse effect on the Company’s financial condition or results of operations.

The Company is subject to federal, state, and local laws and regulations concerning the environment. In the opinion of the Company’s management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Default Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Change in Our Certifying Accountants.

The Company dismissed its previous independent accountant, Arthur Andersen LLP, effective June 28, 2002 and engaged Ernst & Young LLP as its independent auditor for the fiscal year ended January 25, 2003. In connection with the audits of the three fiscal years ended January 26, 2002, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their report.

Exchange Offer

In May 2002, the Company filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 9.75% Notes offering. Under the registration rights agreement, the Company was required to register for exchange under the Securities Act of 1933 identical 9.75% senior subordinated notes due 2010 to replace the outstanding 9.75% senior subordinated notes, which were issued in February 2002 without registration under the Securities Act of 1933 pursuant to an exemption from registration thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on August 12, 2002, and the exchange of the registered 9.75% senior subordinated notes due 2010 for the unregistered 9.75% senior subordinated notes due 2010 on September 13, 2002. The Company did not receive any proceeds from the exchange offer transaction.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    September 25, 2002

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/s/ DARREL V. MCCAY
Darrel V. McCay Vice-President, Chief Financial Officer and Director (Duly authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

I, Edgar M. (Mac) Bridger, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Collins & Aikman Floorcoverings, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 25, 2002

/s/ EDGAR M. BRIDGER
Edgar M. (Mac) Bridger Chief Executive Officer

CERTIFICATION

I, Darrel V. McCay, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Collins & Aikman Floorcoverings, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 25, 2002

/s/ DARREL V. MCCAY
Darrel V. McCay Chief Financial Officer