Form 10-Q
period 2002-10-26
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2002-12-10
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 26, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 6, 2002.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1.    Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and In Thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
NET SALES	$82,433	$84,282	$260,291	$250,597

COST OF GOODS SOLD	54,997	57,425	167,096	162,644
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	17,415	17,913	58,173	54,231

	72,412	75,338	225,269	216,875

OPERATING INCOME	10,021	8,944	35,022	33,722
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY	(23)	(1)	45	5
EQUITY IN EARNINGS OF AFFILIATE	367	484	1,314	1,493
NET INTEREST EXPENSE	8,598	5,464	20,403	18,751

INCOME BEFORE INCOME TAXES	1,813	3,965	15,888	16,459
INCOME TAX EXPENSE	738	1,775	7,041	6,585

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	1,075	2,190	8,847	9,874
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	(2,009)

NET INCOME	$1,075	$2,190	$8,847	$7,865

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 26, 2002	October 26, 2002
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,234	$10,681
Accounts receivable, net of allowance of $745 and $737 in fiscal 2001 and 2002, respectively	33,524	44,475
Inventories	31,834	37,827
Deferred tax assets	3,955	2,104
Prepaid expenses and other	1,667	2,282

Total current assets	77,214	97,369

PROPERTY, PLANT, AND EQUIPMENT, net	45,390	65,369
DEFERRED TAX ASSETS	3,876	3,116
GOODWILL	95,987	106,341
OTHER INTANGIBLE ASSETS, net	40,560	37,615
OTHER ASSETS	7,406	10,464

TOTAL ASSETS	$270,433	$320,274

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,416	$13,850
Accrued expenses	19,150	20,315
Current portion of long-term debt	4,787	1,194

Total current liabilities	35,353	35,359

OTHER LIABILITIES, including post-retirement benefit obligation	3,991	3,985
LONG-TERM DEBT, net of current portion	185,197	230,026
MINORITY INTEREST	310	315
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock; $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2001 and 2002	—	—
Paid-in capital	72,648	72,648
Retained deficit	(26,108)	(20,836)
Accumulated other comprehensive loss	(958)	(1,223)

	45,582	50,589

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$270,433	$320,274

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 26, 2002
(Unaudited and In Thousands, Except Share Amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 26, 2002	1,000	$—	$72,648	$(26,108)	$(519)	$(439)	$45,582
Net income	—	—	—	7,865	—	—	7,865
Dividend to parent	—	—	—	(2,593)	—	—	(2,593)
Foreign currency translation adjustment	—	—	—	—	(265)	—	(265)

BALANCE, October 26, 2002	1,000	$—	$72,648	$(20,836)	$(784)	$(439)	$50,589

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and In Thousands)

	Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,847	$7,865

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	7,521	6,543
Amortization of other intangible assets	5,891	2,946
Amortization of deferred financing fees	819	3,757
Deferred income tax expense	1,958	3,842
Equity in earnings of affiliate	(1,314)	(1,493)
Minority interest in income of subsidiary	45	5
Cumulative effect of change in accounting principle, net of tax	—	2,009
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,734	(10,951)
Inventories	(1,089)	(4,562)
Accounts payable	(4,225)	2,434
Accrued expenses	5,326	1,165
Other, net	(1,052)	(1,336)

Total adjustments	17,614	4,359

Net cash provided by operating activities	26,461	12,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	(35,132)
Equity distribution from affiliate	1,137	1,678
Additions to property, plant, and equipment	(7,712)	(5,965)

Net cash used in investing activities	(6,575)	(39,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	(3,000)	—
Proceeds from issuance of long-term debt	76	175,000
Repayments of long-term debt	(11,781)	(133,957)
Cash dividends to parent	—	(2,593)
Financing costs	—	(6,808)

Net cash (used in) provided by financing activities	(14,705)	31,642

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,181	4,447
CASH AND CASH EQUIVALENTS, beginning of period	5,751	6,234

CASH AND CASH EQUIVALENTS, end of period	$10,932	$10,681

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

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, and Asia.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”).

3.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

4.	Cash and Cash Equivalents

The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

5.	Inventories

Net inventory balances are summarized below (in thousands):

	January 26, 2002	October 26, 2002
		(Unaudited)
Raw materials	$12,121	$17,691
Work in process	4,693	6,463
Finished goods	15,020	13,673

	$31,834	$37,827

6.	Revenue Recognition

Revenue is recognized when carpet products and related accessories are shipped. The terms for these sales are FOB shipping point. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer.

The Company provides installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively, in the accompanying consolidated statements of operations. These billings and expenses were $10.0 million and $11.1 million for the thirty-nine weeks ended October 26, 2002 and October 27, 2001, respectively, and $5.1 million and $5.3 million for the thirteen weeks ended October 26, 2002 and October 27, 2001, respectively.

7.	Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 26, 2002	October 26, 2002
		(Unaudited)
Payroll and employee benefits	$5,192	$7,027
Accrued taxes	2,517	3,443
Customer claims	1,475	1,972
Fair value of derivative instruments	5,162	—
Accrued interest	1,796	3,903
Customer deposits	615	633
Accrued professional fees	765	1,285
Other	1,628	2,052

	$19,150	$20,315

8.	Goodwill and Other Intangible Assets

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires companies to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires a transitional test for potential impairment of goodwill within six months of adoption, while a second test, if needed, measures the amount of impairment, if any. Any impairment charge resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company expects to evaluate goodwill for impairment during the fourth quarter of each year.

In connection with the adoption of SFAS No. 142, the Company obtained independent appraisals to determine the fair values of these intangible assets as of January 27, 2002 and compared their fair values with their carrying values. The Company has determined that the goodwill associated with Crossley Carpet Mills Limited (“Crossley”) is impaired based upon the fair values compared to the carrying value.

The impact of recent economic conditions and industry specific conditions affecting Crossley’s business resulted in reduced fair values and gave rise to a non-cash goodwill impairment charge of $3.2 million pre-tax or $2.0 million, net of tax. The goodwill impairment charge was recorded retroactively to January 27, 2002 as a cumulative effect of a change in accounting principle for goodwill impairment in accordance with SFAS No. 142.

This non-cash goodwill impairment charge does not impact the Company’s liquidity, cash flow or its compliance with financial or other covenants under its credit agreement or other contractual arrangements.

As noted above, the non-cash goodwill impairment charge is to be recorded as a cumulative effect of a change in accounting principle retroactive to January 27, 2002. The table below reflects the impact of this accounting change on the consolidated statement of operations of the Company for the following periods.

	Thirteen Weeks Ended April 27, 2002	Twenty-Six Weeks Ended July 27, 2002
Net Income (Loss):
As reported	$(1,348)	$7,686
Cumulative effect of change in accounting principle, net of tax	(2,009)	(2,009)

As adjusted	$(3,357)	$5,677

SFAS No. 142 requires disclosure of the income (loss) before extraordinary items after being adjusted to reflect the results for the respective periods as if SFAS No. 142 had been in effect for all periods presented. The impact of these items is shown net of tax.

	Thirteen Weeks Ended October 27, 2001	Thirty-Nine Weeks Ended October 27, 2001
Net income	$1,756	$10,914

A reconciliation from the previously reported results to the adjusted results for the thirteen weeks and thirty-nine weeks ended October 27, 2001 is as follows:

	Thirteen Weeks Ended October 27, 2001	Thirty-Nine Weeks Ended October 27, 2001
Net income as reported	$1,075	$8,847
Plus: Goodwill amortization	520	1,534
Plus: Trade name amortization	161	533

Adjusted net income	$1,756	$10,914

	October 26, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(10,889)
Patent	27,000	(14,109)

Total	$39,000	$(24,998)

The patent is being amortized over an eleven-year period using the straight-line method. The non-compete is being amortized over a seven-year period using a double-declining balance method.

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended October 26, 2002	Thirty-Nine Weeks Ended October 26, 2002
Aggregate amortization expense	$988	$2,946

Estimated amortization expense:
Fiscal 2002	$3,932
Fiscal 2003	$3,193
Fiscal 2004	$2,455
Fiscal 2005	$2,455
Fiscal 2006	$2,455

The changes in the carrying amount of goodwill for the period ended October 26, 2002 is as follows:

	FLOORCOVERINGS SEGMENT	EXTRUSION SEGMENT	TOTAL
Balance as of January 26, 2002	$95,987	$—	$95,987
Goodwill acquired during the year	—	13,594	13,594
Impairment loss	(3,240)	—	(3,240)

Balance as of October 26, 2002	$92,747	$13,594	$106,341

9.	Recent Accounting Pronouncements

In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 will become effective for the Company January 26, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is not expected to materially impact the Company’s financial statements.

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

During the thirteen weeks ended October 26, 2002, the Company prepaid $1.5 million of the term loan. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amounts of these expenses were $0.1 million and are reflected in interest expense in the consolidated statement of operations.

Total net interest expense was $5.5 million and $8.6 million for the thirteen weeks ended October 26, 2002 and October 27, 2001, respectively, which included minimal interest income. Total net interest expense was $18.8 million and $20.4 million for the thirty-nine weeks ended October 26, 2002 and October 27, 2001, respectively, which included interest income of $0.2 million and $0.1 million, respectively.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA which represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma Systems Partners’ (“Chroma”) cash dividends and the minority interest in income of subsidiary less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 78% and 73% of sales in the thirteen weeks and thirty-nine weeks ended October 26, 2002, respectively, as a result of a supply agreement with the seller.

As discussed in Note 8, a non-cash goodwill impairment charge of $3.2 million pre-tax or $2.0 million net of tax, was recorded in the Floorcoverings’ segment. The charge was recorded retroactively to January 27, 2002 as a cumulative effect of change in accounting principle.

The table below provides certain financial information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
Net Sales to External Customers
Floorcoverings	$82,433	$75,985	$260,291	$234,667
Extrusion	—	8,297	—	15,930

Total Sales to External Customers	$82,433	$84,282	$260,291	$250,597

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
Adjusted EBITDA
Floorcoverings	$14,857	$11,867	$49,571	$42,347
Extrusion	—	1,193	—	2,542

Total Adjusted EBITDA	$14,857	$13,060	$49,571	$44,889

	January 26, 2002	October 26, 2002
Consolidated Assets
Floorcoverings	$270,433	$278,453
Extrusion	—	41,821

Total Consolidated Assets	$270,433	$320,274

12.    Investment in Equity Affiliate

Monterey Carpets, Inc. has a one-half ownership interest in Chroma Systems Partners (“Chroma”), which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over the partnership, the Company accounts for the partnership under the equity method of accounting. The condensed financial information of Chroma for the thirty-nine weeks ended October 27, 2001 and October 26, 2002 and as of October 27, 2001 and October 26, 2002, are summarized below:

	As of October 27, 2001	As of October 26, 2002
Current Assets	$2,182	$2,105
Non-current Assets	9,005	8,552

Total Assets	$11,187	$10,657

Current Liabilities	$1,337	$1,156
Long Term Debt	5,236	5,102
Partners’ Capital	4,614	4,399

Total Liabilities and Partners’ Capital	$11,187	$10,657

	Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002
Net Sales	$14,292	$13,109
Cost of Goods Sold	10,909	9,491

Gross Profit	3,383	3,618
Income From Operations	2,709	2,999
Net Income	2,675	2,970

13.    Comprehensive Income

Comprehensive income is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
NET INCOME	$1,075	$2,190	$8,847	$7,865
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	(233)	65	(377)	(265)

COMPREHENSIVE INCOME	$842	$2,255	$8,470	$7,600

14.    Acquisition

On May 8, 2002, CAF Extrusion, Inc., a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, CAF Extrusion, Inc. purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment and $13.6 million for goodwill which was assigned an indefinite life. This is a preliminary allocation, which will be revised upon completion of the valuation of the assets. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CAF Extrusion, Inc. have been included in the Company’s consolidated financial statements from May 8, 2002.

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

15.	Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by certain of the Company’s domestic subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of October 26, 2002 and January 26, 2002, and for each of the thirteen weeks and thirty-nine weeks ended October 26, 2002 and October 27, 2001 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Guarantor Financial Statements
Condensed Consolidating Statements of Operations
For the Thirteen Weeks Ended October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$51,352	$24,850	$10,779	$(2,699)	$84,282

Cost of Goods Sold	32,748	18,353	9,023	(2,699)	57,425
Selling, General & Administrative Expenses	11,719	4,133	2,061	—	17,913

	44,467	22,486	11,084	(2,699)	75,338

Operating Income	6,885	2,364	(305)	—	8,944
Minority Interest in Loss of Subsidiary	—	—	(1)	—	(1)
Equity in Earnings of Affiliate	—	484	—	—	484
Net Interest Expense	5,456	—	8	—	5,464

Income (Loss) Before Income Taxes	1,429	2,848	(312)	—	3,965
Income Tax Expense	591	1,151	33	—	1,775

Net Income (Loss)	$838	$1,697	$(345)	$—	$2,190

Guarantor Financial Statements
Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended October 27, 2001

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$53,863	$18,948	$12,924	$(3,302)	$82,433

Cost of Goods Sold	34,973	12,206	11,120	(3,302)	54,997
Selling, General & Administrative Expenses	10,978	4,705	1,732	—	17,415

	45,951	16,911	12,852	(3,302)	72,412

Operating Income	7,912	2,037	72	—	10,021
Minority Interest in Loss of Subsidiary	—	—	(23)	—	(23)
Equity in Earnings of Affiliate	—	367	—	—	367
Net Interest Expense	8,570	—	28	—	8,598

(Loss) Income Before Income Taxes	(658)	2,404	67	—	1,813
Income Tax Expense	706	—	32	—	738

Net (Loss) Income	$(1,364)	$2,404	$35	$—	$1,075

Guarantor Financial Statements
Condensed Consolidating Statement of Operations
For the Thirty-Nine Weeks Ended October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$161,567	$64,486	$33,589	$(9,045)	$250,597

Cost of Goods Sold	97,625	46,000	28,064	(9,045)	162,644
Selling, General & Administrative Expenses	36,263	12,969	4,999	—	54,231

	133,888	58,969	33,063	(9,045)	216,875

Operating Income	27,679	5,517	526	—	33,722
Minority Interest in Income of Subsidiary	—	—	5	—	5
Equity in Earnings of Affiliate	—	1,493	—	—	1,493
Net Interest Expense	18,728	—	23	—	18,751

Income Before Income Taxes	8,951	7,010	498	—	16,459
Income Tax Expense	3,631	2,854	100	—	6,585

Income Before Change in Accounting Principle	5,320	4,156	398	—	9,874
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(2,009)	—	(2,009)

Net Income (Loss)	$5,320	$4,156	$(1,611)	$—	$7,865

Guarantor Financial Statements
Condensed Consolidating Statements of Operations
For the Thirty-Nine Weeks Ended October 27, 2001

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$174,192	$58,973	$38,542	$(11,416)	$260,291

Cost of Goods Sold	108,361	38,280	31,871	(11,416)	167,096
Selling, General & Administrative Expenses	37,352	14,749	6,072	—	58,173

	145,713	53,029	37,943	(11,416)	225,269

Operating Income	28,479	5,944	599	—	35,022
Minority Interest in Income of Subsidiary	—	—	45	—	45
Equity in Earnings of Affiliate	—	1,314	—	—	1,314
Net Interest Expense	20,277	18	108	—	20,403

Income Before Income Taxes	8,202	7,240	446	—	15,888
Income Tax Expense	6,918	24	99	—	7,041

Net Income	$1,284	$7,216	$347	$—	$8,847

Guarantor Financial Statements
Condensed Consolidating Balance Sheets
October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,735	$—	$1,946	$—	$10,681
Accounts receivable, net	22,255	14,665	7,555	—	44,475
Inventories	18,009	10,179	9,639	—	37,827
Deferred tax assets	1,212	704	188	—	2,104
Prepaid expenses and other	1,314	245	723	—	2,282

Total current assets	51,525	25,793	20,051	—	97,369

PROPERTY, PLANT AND EQUIPMENT, net	32,260	24,824	8,285	—	65,369
DEFERRED TAX ASSETS	163	27	2,955	(29)	3,116
GOODWILL	62,386	43,955	—	—	106,341
OTHER INTANGIBLE ASSETS, net	37,615	—	—	—	37,615
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	8,127	2,311	26	—	10,464

TOTAL ASSETS	$252,247	$96,910	$31,317	$(60,200)	$320,274

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,756	$4,528	$3,556	$10	$13,850
Accrued expenses	9,273	8,901	2,141	—	20,315
Current portion of long-term debt	1,104	—	90	—	1,194

Total current liabilities	16,133	13,429	5,787	10	35,359

INTERCOMPANY (RECEIVABLE) PAYABLE	(33,141)	15,669	17,482	(10)	—
OTHER LIABILITIES, including post-retirement obligation	3,816	22	176	(29)	3,985
LONG-TERM DEBT, net of current portion	225,725	—	4,301	—	230,026
MINORITY INTEREST	—	—	—	315	315

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(32,495)	16,035	(4,302)	(74)	(20,836)
Accumulated other comprehensive loss	(439)	—	(686)	(98)	(1,223)

	39,714	67,790	3,571	(60,486)	50,589

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$252,247	$96,910	$31,317	$(60,200)	$320,274

Guarantor Financial Statements
Condensed Consolidating Balance Sheets
January 26, 2002

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,271	$49	$3,914	$—	$6,234
Accounts receivable, net	21,754	5,791	5,979	—	33,524
Inventories	15,246	8,363	8,225	—	31,834
Deferred tax assets	3,213	559	183	—	3,955
Prepaid expenses and other	888	107	672	—	1,667

Total current assets	43,372	14,869	18,973	—	77,214

PROPERTY, PLANT AND EQUIPMENT, net	31,458	6,305	7,627	—	45,390
DEFERRED TAX ASSETS	2,150	55	1,678	(7)	3,876
GOODWILL	62,386	30,361	3,240	—	95,987
OTHER INTANGIBLE ASSETS, net	40,560	—	—	—	40,560
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	4,987	2,393	26	—	7,406

TOTAL ASSETS	$245,084	$53,983	$31,544	$(60,178)	$270,433

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,461	$3,165	$2,790	$—	$11,416
Accrued expenses	12,201	5,006	1,943	—	19,150
Current portion of long-term debt	4,418	—	369	—	4,787

Total current liabilities	22,080	8,171	5,102	—	35,353

INTERCOMPANY (RECEIVABLE) PAYABLE	1,231	(17,821)	16,590	—	—
OTHER LIABILITIES, including post- retirement obligation	3,816	—	182	(7)	3,991
LONG-TERM DEBT, net of current portion	180,972	—	4,225	—	185,197
MINORITY INTEREST	—	—	—	310	310

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(35,224)	11,878	(2,693)	(69)	(26,108)
Accumulated other comprehensive loss	(439)	—	(421)	(98)	(958)

	36,985	63,633	5,445	(60,481)	45,582

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$245,084	$53,983	$31,544	$(60,178)	$270,433

Guarantor Financial Statements
Condensed Consolidating Statements of Cash Flows
For the Thirty-Nine Weeks Ended October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$13,723	$(1,075)	$(424)	$12,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(35,132)	—	—	(35,132)
Equity distribution from affiliate	—	1,678	—	1,678
Additions to property, plant, and equipment	(4,107)	(652)	(1,206)	(5,965)

Net cash (used in) provided by investing activities	(39,239)	1,026	(1,206)	(39,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(133,619)	—	(338)	(133,957)
Dividends to parent	(2,593)	—	—	(2,593)
Financing costs	(6,808)	—	—	(6,808)

Net cash provided by (used in) financing activities	31,980	—	(338)	31,642

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,464	(49)	(1,968)	4,447
CASH AND CASH EQUIVALENTS, beginning of period	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of period	$8,735	$—	$1,946	$10,681

Guarantor Financial Statements
Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Weeks Ended October 27, 2001

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$20,847	$1,350	$4,264	$26,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	1,137	—	1,137
Additions to property, plant and equipment	(3,554)	(2,474)	(1,684)	(7,712)

Net cash used in investing activities	(3,554)	(1,337)	(1,684)	(6,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	(3,000)	—	—	(3,000)
Proceeds from issuance of long-term debt	—	—	76	76
Repayments of long-term debt	(11,419)	—	(362)	(11,781)

Net cash used in financing activities	(14,419)	—	(286)	(14,705)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,874	13	2,294	5,181
CASH AND CASH EQUIVALENTS, beginning of period	5,142	51	558	5,751

CASH AND CASH EQUIVALENTS, end of period	$8,016	$64	$2,852	$10,932

16.	Exchange Offer

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

GENERAL

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”).

On May 8, 2002, CAF Extrusion, Inc., a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, CAF Extrusion, Inc. purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment and $13.6 million for goodwill which was assigned an indefinite life. This is a preliminary allocation and will be revised upon completion of the valuation of the assets. In connection with the transaction, CAF Extrusion, Inc. entered into a three-year supply agreement with the seller of the manufacturing plant. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CAF Extrusion, Inc. have been included in the Company’s consolidated financial statements from May 8, 2002.

During the thirteen weeks ended October 26, 2002, the Company prepaid $1.5 million of the term loan. In connection with the term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses was $0.1 million and are reflected in interest expense in the consolidated statement of operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	66.7	68.1	64.2	64.9

Gross Profit	33.3	31.9	35.8	35.1
Selling, General & Administrative Expenses	21.1	21.3	22.3	21.6

Operating Income	12.2	10.6	13.5	13.5
Net Interest Expense	10.4	6.5	7.8	7.5
Net Income	1.3	2.6	3.4	3.1

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 26, 2002 As Compared with Thirteen Weeks Ended October 27, 2001

Net Sales.    Net sales for the thirteen weeks ended October 26, 2002 were $84.3 million, an increase of 2.2% from the $82.4 million for the thirteen weeks ended October 27, 2001. The increase in net sales in the thirteen weeks ended October 26, 2002 was due to net sales of $8.3 million generated by the extrusion operation acquired May 8, 2002, partially offset by the slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001, and was severely impacted by the events of September 11, 2001. For the thirteen weeks ended October 26, 2002, the Company’s sales to the corporate office market decreased by 15.3% as compared to the prior year.

Cost of Goods Sold.    Cost of goods sold was $57.4 million for the thirteen weeks ended October 26, 2002 as compared to $55.0 million in the thirteen weeks ended October 27, 2001. This increase resulted from the inclusion of the recently acquired extrusion operation and the underutilization of the Company’s plants offset in part by management cost reduction initiatives. As a percentage of sales, these costs were 68.1% for 2002 and 66.7% for 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $16.9 million, excluding other intangible assets amortization of $1.0 million, for the thirteen weeks ended October 26, 2002, an increase of 9.5% from $15.4 million in the thirteen weeks ended October 27, 2001, which excluded goodwill and other intangible assets amortization of $2.0 million. This increase was primarily due to increased sampling costs of $0.4 million, foreign exchange losses of $0.2 million, and outside services of $0.8 million. As a percentage of sales, these expenses, excluding amortization, increased to 20.1% from 18.7% in the prior year.

Interest Expense.    Net interest expense for the thirteen weeks ended October 26, 2002 and thirteen weeks ended October 27, 2001 was $5.5 million and $8.6 million, respectively, which included minimal interest income. Debt levels during the thirteen weeks ended October 26, 2002 were higher than the thirteen weeks ended October 27, 2001 due to the completion of the offering of the $175.0 million senior subordinated notes during the thirteen weeks ended April 27, 2002. Additionally, the thirteen weeks ended October 27, 2001 included a charge to interest expense of $4.2 million to reflect the fair value of the Company’s interest rate hedging agreements.

Net Income.    Net income for the thirteen weeks ended October 26, 2002 increased to net income of $2.2 million from $1.1 million of net income in the thirteen weeks ended October 27, 2001. This was due to the combined result of the factors described above.

Adjusted EBITDA.    Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma cash dividends and the minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended October 26, 2002 decreased 12.1% to $13.1 million from $14.9 million in the thirteen weeks ended October 27, 2001. As a percentage of sales, Adjusted EBITDA was 15.5% in the thirteen weeks ended October 26, 2002 compared to 18.0% in the thirteen weeks ended October 27, 2001. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirteen Weeks Ended
	October 27, 2001	October 26, 2002
Net income	$1,075	$2,190
Income taxes	738	1,775
Net interest expense	8,598	5,464
Depreciation and amortization	4,487	3,409
Chroma cash dividends	349	707
Equity in earnings in Chroma	(367)	(484)
Minority interest in loss of subsidiary	(23)	(1)

Adjusted EBITDA	$14,857	$13,060

RESULTS OF OPERATIONS

Thirty-Nine Weeks Ended October 26, 2002 As Compared with Thirty-Nine Weeks Ended October 27, 2001

Net Sales.    Net sales for the thirty-nine weeks ended October 26, 2002 were $250.6 million, a decrease of 3.7% from the $260.3 million for the thirty-nine weeks ended October 27, 2001. The decrease in net sales in the thirty-nine weeks ended October 26, 2002 was due to the continued slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001, and was severely impacted by the events of September 11, 2001. For the thirty-nine weeks ended October 26, 2002, the Company’s sales to the corporate office market decreased by 22.4% as compared to the prior year. This decrease was partially offset by $15.9 million of net sales generated by the extrusion operation acquired May 8, 2002.

Cost of Goods Sold.    Cost of goods sold was $162.6 million for the thirty-nine weeks ended October 26, 2002 as compared to $167.1 million in the thirty-nine weeks ended October 27, 2001. This decrease resulted from lower net sales and management cost reduction initiatives partially offset by the inclusion of the newly acquired extrusion operation and underutilization of the Company’s plants. As a percentage of sales, these costs were 64.9% and 64.2%, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding other intangible assets amortization of $2.9 million for the thirty-nine weeks ended October 26, 2002, decreased to $51.3 million, a decrease of 1.9% from $52.3 million in the thirty-nine weeks ended October 27, 2001, which excluded goodwill and other intangible assets amortization of $5.9 million. This decrease was primarily due to lower compensation expense of $0.7 million and foreign exchange gains of $0.8 million, which were partially offset by higher professional services of $0.4 million and depreciation expense of $0.2 million. As a percentage of sales, these expenses, excluding amortization, were flat at 20.1% for 2001 and 20.5% for 2002.

Interest Expense.    Net interest expense for the thirty-nine weeks ended October 26, 2002 and thirty-nine weeks ended October 27, 2001 was $18.8 million and $20.4 million, respectively, which included interest income of $0.2 million and $0.1 million, respectively. Debt levels during the thirty-nine weeks ended October 26, 2002 were higher than the thirty-nine weeks ended October 27, 2001 due to the completion of the offering of the $175.0 million senior subordinated notes during the thirty-nine weeks ended October 26, 2002. The thirty-nine weeks ended October 26, 2002 include a charge to interest expense of $2.7 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Notes offering and from cash generated by operations. However, the thirty-nine weeks ended October 27, 2001 included a charge to interest expense of $6.3 million to reflect the fair value of the Company’s interest rate hedging agreements.

Net Income.    Net income before the cumulative effect of the change in accounting principle, for the thirty-nine weeks ended October 26, 2002 increased to $9.9 million from $8.8 million in the thirty-nine weeks ended October 27, 2001. This was due to the combined result of the factors described above.

Adjusted EBITDA.    Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirty-nine weeks ended October 26, 2002 decreased to $44.9 million from $49.6 million in the thirty-nine weeks ended October 27, 2001, a decrease of 9.4%. As a percentage of sales, Adjusted EBITDA was 17.9% in the thirty-nine weeks ended October 26, 2002 compared to 19.0% in the thirty-nine weeks ended October 27, 2001. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002
Net income	$8,847	$7,865
Cumulative effect of change in accounting principle	—	2,009
Income taxes	7,041	6,585
Net interest expense	20,403	18,751
Depreciation and amortization	13,412	9,489
Chroma cash dividends	1,137	1,678
Equity in earnings in Chroma	(1,314)	(1,493)
Minority interest in income of subsidiary	45	5

Adjusted EBITDA	$49,571	$44,889

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities in the thirty-nine weeks ended October 26, 2002 was $12.2 million compared to net cash provided of $26.5 million in the thirty-nine weeks ended October 27, 2001. The change is due to a negative impact of $15.9 million in net working capital. A negative impact to net working capital of $5.1 million was attributable to the May 2002 acquisition of the yarn extrusion plant. The Company invested in working capital initially for the extrusion facility and expects more level working capital requirements going forward.

Net cash used in investing activities in the thirty-nine weeks ended October 26, 2002 was $39.4 million compared to $6.6 million in the thirty-nine weeks ended October 27, 2001. The increase in cash used in investing activities was primarily due to the acquisition of the yarn extrusion manufacturing plant and the real property on which the plant is located. Capital expenditures for the thirty-nine weeks ended October 26, 2002 were $6.0 million compared to $7.7 million for the thirty-nine weeks ended October 27, 2001.

Net cash provided by financing activities in the thirty-nine weeks ended October 26, 2002 was $31.6 million compared to net cash used of $14.7 million in the thirty-nine weeks ended October 27, 2001. The increase in cash provided by financing activities was due primarily to the issuance of the 9.75% Notes and repayment of the Senior Credit Facility with a portion of the proceeds.

The Company has significant indebtedness which consists of $175.0 million in senior subordinated notes due 2010; a $109.0 million credit facility which, at October 26, 2002 had an outstanding balance of $51.0 million in term loan borrowings; $0.6 million in seller’s notes from the Company’s July 1999 acquisition of Crossley; $0.6 million in purchase money indebtedness; $0.0 million in revolving line of credit borrowings and $3.8 million in sinking funds bonds under Crossley.

During the thirteen weeks ended October 26, 2002, the Company prepaid $1.5 million of term debt with cash generated from operations. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses were $0.1 million and are reflected in interest expense in the consolidated statement of operations.

The Company’s ability to make scheduled payments of principal, interest, or to refinance its indebtedness, depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond its control. However, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures. We periodically evaluate potential acquisitions of businesses, which complement our existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, we may determine to finance any such transaction with existing sources of liquidity.

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

RELIANCE ON PRIMARY THIRD-PARTY SUPPLIER OF NYLON YARN

E.I. DuPont de Nemours and Company (“DuPont”) currently supplies a majority of our requirements for nylon yarn, the principal raw material used in our floorcovering products. The unanticipated termination or interruption of the supply arrangement with DuPont could have a material adverse effect on us because of the cost and delay associated with shifting this business to another supplier. Historically, we have not experienced significant interruptions in the supply of nylon yarn from DuPont.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although we are not subject to material foreign currency exchange risk, we are exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes therefore generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At October 26 2002, we had variable rate debt of $51.0 million and fixed rate debt of $180.2 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. See “Note 10 Long-Term Debt” in the accompanying financial statements.

Item	4. Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/S/ DARREL V. MCCAY
Darrel V. McCay Chief Financial Officer and Vice President (duly authorized officer and principal financial and accounting officer)

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have;

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors;

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 10, 2002

/s/ EDGAR M. (MAC) BRIDGER Edgar M. (Mac) Bridger Chief Executive Officer

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have;

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors;

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 10, 2002

/s/ DARREL V. MCCAY Darrel V. McCay Chief Financial Officer