Form 10-Q/A
period 2002-10-26
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2003-04-25
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Collins & Aikman Floorcoverings, Inc. (the “Company”) for the thirteen weeks ended October 26, 2002, is filed solely for the purpose of amending and restating Item 1, for its unaudited consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 26, 2002. The Company also has updated Item 2, its Management’s Discussion and Analysis of Financial Condition and Results of Operations to give effect to the amendment and restatement. Item 4 was amended to reflect the date of the filing of this Amendment. Other disclosures have not been updated to reflect other developments since the original filing on December 10, 2002.

The Company is filing this Amendment because management has determined that the Company’s net income was misstated since the Company originally believed it would be able to deduct for tax purposes the write-off of its Canadian subsidiary’s Goodwill. Management has subsequently determined that this expense, which is shown as the cumulative effect of a change in accounting principle, is not tax deductible. This item was originally recorded at $2.0 million (net of $1.2 million tax); however, it should have been recorded at the actual write-off value of $3.2 million. Therefore, income before change in accounting principle and all presented lines used to derive that amount from the Company’s Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 26, 2002 remains unchanged. Furthermore, there was no effect to any financial covenants as of October 26, 2002.

This Amendment should be read together with the Company’s Annual Report on Form 10-K for the year ended January 25, 2003 filed with the U.S. Securities and Exchange Commission, or the SEC, on April 25, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.    Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
NET SALES	$82,433	$84,282	$260,291	$250,597

COST OF GOODS SOLD	54,997	57,425	167,096	162,644
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	17,415	17,913	58,173	54,231

	72,412	75,338	225,269	216,875

OPERATING INCOME	10,021	8,944	35,022	33,722
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY	(23)	(1)	45	5
EQUITY IN EARNINGS OF AFFILIATE	367	484	1,314	1,493
NET INTEREST EXPENSE	8,598	5,464	20,403	18,751

INCOME BEFORE INCOME TAXES	1,813	3,965	15,888	16,459
INCOME TAX EXPENSE	738	1,775	7,041	6,585

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	1,075	2,190	8,847	9,874
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	3,240

NET INCOME	$1,075	$2,190	$8,847	$6,634

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 26, 2002	October 26, 2002
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,234	$10,681
Accounts receivable, net of allowance of $745 and $737 in fiscal 2001 and 2002, respectively	33,524	44,475
Inventories	31,834	37,827
Deferred tax assets	3,955	2,104
Prepaid expenses and other	1,667	2,282

Total current assets	77,214	97,369

PROPERTY, PLANT, AND EQUIPMENT, net	45,390	65,369
DEFERRED TAX ASSETS	3,876	1,885
GOODWILL	95,987	106,341
OTHER INTANGIBLE ASSETS, net	40,560	37,615
OTHER ASSETS	7,406	10,464

TOTAL ASSETS	$270,433	$319,043

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,416	$13,850
Accrued expenses	19,150	20,315
Current portion of long-term debt	4,787	1,194

Total current liabilities	35,353	35,359

OTHER LIABILITIES, including post-retirement benefit obligation	3,991	3,985
LONG-TERM DEBT, net of current portion	185,197	230,026
MINORITY INTEREST	310	315
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock; $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2001 and 2002	—	—
Paid-in capital	72,648	72,648
Retained deficit	(26,108)	(22,067)
Accumulated other comprehensive loss	(958)	(1,223)

	45,582	49,358

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$270,433	$319,043

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 26, 2002

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 26, 2002	1,000	$—	$72,648	$(26,108)	$(519)	$(439)	$45,582
Net income	—	—	—	6,634	—	—	6,634
Dividend to parent	—	—	—	(2,593)	—	—	(2,593)
Foreign currency translation adjustment	—	—	—	—	(265)	—	(265)

BALANCE, October 26, 2002	1,000	$—	$72,648	$(22,067)	$(784)	$(439)	$49,358

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,847	$6,634

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	7,521	6,543
Amortization of other intangible assets	5,891	2,946
Amortization of deferred financing fees	819	3,757
Deferred income tax expense	1,958	3,842
Equity in earnings of affiliate	(1,314)	(1,493)
Minority interest in income of subsidiary	45	5
Cumulative effect of change in accounting principle	—	3,240
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,734	(10,951)
Inventories	(1,089)	(4,562)
Accounts payable	(4,225)	2,434
Accrued expenses	5,326	1,165
Other, net	(1,052)	(1,336)

Total adjustments	17,614	5,590

Net cash provided by operating activities	26,461	12,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	(35,132)
Equity distribution from affiliate	1,137	1,678
Additions to property, plant, and equipment	(7,712)	(5,965)

Net cash used in investing activities	(6,575)	(39,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	(3,000)	—
Proceeds from issuance of long-term debt	76	175,000
Repayments of long-term debt	(11,781)	(133,957)
Cash dividends to parent	—	(2,593)
Financing costs	—	(6,808)

Net cash (used in) provided by financing activities	(14,705)	31,642

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,181	4,447
CASH AND CASH EQUIVALENTS, beginning of period	5,751	6,234

CASH AND CASH EQUIVALENTS, end of period	$10,932	$10,681

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

The impact of recent economic conditions and industry specific conditions affecting Crossley’s business resulted in reduced fair values and gave rise to a non-cash goodwill impairment charge of $3.2 million. The goodwill impairment charge was recorded retroactively to January 27, 2002 as a cumulative effect of a change in accounting principle for goodwill impairment in accordance with SFAS No. 142.

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

	Thirteen Weeks Ended April 27, 2002	Twenty-Six Weeks Ended July 27, 2002
Net income (loss):
As reported	$(1,348)	$7,686
Cumulative effect of change in accounting principle	(3,240)	(3,240)

As adjusted	$(4,588)	$4,446

SFAS No. 142 requires disclosure of net income after being adjusted to reflect the results for the respective periods as if SFAS No. 142 had been in effect for all periods presented. The impact of these items is shown net of tax.

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

As discussed in Note 8, a non-cash goodwill impairment charge of $3.2 million was recorded in the Floorcoverings’ segment. The charge was recorded retroactively to January 27, 2002 as a cumulative effect of change in accounting principle.

The table below provides certain financial information by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
Net Sales to External Customers
Floorcoverings	$82,433	$75,985	$260,291	$234,667
Extrusion	—	8,297	—	15,930

Total Sales to External Customers	$82,433	$84,282	$260,291	$250,597

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
Adjusted EBITDA
Floorcoverings	$14,857	$11,867	$49,571	$42,347
Extrusion	—	1,193	—	2,542

Total Adjusted EBITDA	$14,857	$13,060	$49,571	$44,889

	January 26, 2002	October 26, 2002
Consolidated Assets
Floorcoverings	$270,433	$277,229
Extrusion	—	41,821

Total Consolidated Assets	$270,433	$319,043

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

	As of October 27, 2001	As of October 26, 2002
Current Assets	$2,182	$2,105
Non-current Assets	9,005	8,552

Total Assets	$11,187	$10,657

Current Liabilities	$1,337	$1,156
Long Term Debt	5,236	5,102
Partners’ Capital	4,614	4,399

Total Liabilities and Partners’ Capital	$11,187	$10,657

	Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002
Net Sales	$14,292	$13,109
Cost of Goods Sold	10,909	9,491

Gross Profit	3,383	3,618
Income From Operations	2,709	2,999
Net Income	2,675	2,970

13.    Comprehensive Income

Comprehensive income is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
NET INCOME	$1,075	$2,190	$8,847	$6,634
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation Adjustments	(233)	65	(377)	(265)

COMPREHENSIVE INCOME	$842	$2,255	$8,470	$6,369

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

Guarantor Financial Statements

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$161,567	$64,486	$33,589	$(9,045)	$250,597

Cost of Goods Sold	97,625	46,000	28,064	(9,045)	162,644
Selling, General & Administrative Expenses	36,263	12,969	4,999	—	54,231

	133,888	58,969	33,063	(9,045)	216,875

Operating Income	27,679	5,517	526	—	33,722
Minority Interest in Income of Subsidiary	—	—	5	—	5
Equity in Earnings of Affiliate	—	1,493	—	—	1,493
Net Interest Expense	18,728	—	23	—	18,751

Income Before Income Taxes	8,951	7,010	498	—	16,459
Income Tax Expense	3,631	2,854	100	—	6,585

Income Before Change in Accounting Principle	5,320	4,156	398	—	9,874
Cumulative Effect of Change in Accounting Principle	—	—	(3,240)	—	(3,240)

Net Income (Loss)	$5,320	$4,156	$(2,842)	$—	$6,634

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

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,735	$—	$1,946	$—	$10,681
Accounts receivable, net	22,255	14,665	7,555	—	44,475
Inventories	18,009	10,179	9,639	—	37,827
Deferred tax assets	1,212	704	188	—	2,104
Prepaid expenses and other	1,314	245	723	—	2,282

Total current assets	51,525	25,793	20,051	—	97,369

PROPERTY, PLANT AND EQUIPMENT, net	32,260	24,824	8,285	—	65,369
DEFERRED TAX ASSETS	163	27	1,724	(29)	1,885
GOODWILL	62,386	43,955	—	—	106,341
OTHER INTANGIBLE ASSETS, net	37,615	—	—	—	37,615
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	8,127	2,311	26	—	10,464

TOTAL ASSETS	$252,247	$96,910	$30,086	$(60,200)	$319,043

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,756	$4,528	$3,556	$10	$13,850
Accrued expenses	9,273	8,901	2,141	—	20,315
Current portion of long-term debt	1,104	—	90	—	1,194

Total current liabilities	16,133	13,429	5,787	10	35,359

INTERCOMPANY (RECEIVABLE) PAYABLE	(33,141)	15,669	17,482	(10)	—
OTHER LIABILITIES, including post-retirement obligation	3,816	22	176	(29)	3,985
LONG-TERM DEBT, net of current portion	225,725	—	4,301	—	230,026
MINORITY INTEREST	—	—	—	315	315

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(32,495)	16,035	(5,533)	(74)	(22,067)
Accumulated other comprehensive loss	(439)	—	(686)	(98)	(1,223)

	39,714	67,790	2,340	(60,486)	49,358

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$252,247	$96,910	$30,086	$(60,200)	$319,043

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

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002	October 27, 2001	October 26, 2002
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	66.7	68.1	64.2	64.9

Gross Profit	33.3	31.9	35.8	35.1
Selling, General & Administrative Expenses	21.1	21.3	22.3	21.6

Operating Income	12.2	10.6	13.5	13.5
Net Interest Expense	10.4	6.5	7.8	7.5
Net Income	1.3	2.6	3.4	2.6

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirty-Nine Weeks Ended
	October 27, 2001	October 26, 2002
Net income	$8,847	$6,634
Cumulative effect of change in accounting principle	—	3,240
Income taxes	7,041	6,585
Net interest expense	20,403	18,751
Depreciation and amortization	13,412	9,489
Chroma cash dividends	1,137	1,678
Equity in earnings in Chroma	(1,314)	(1,493)
Minority interest in income of subsidiary	45	5

Adjusted EBITDA	$49,571	$44,889

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
Darrel V. McCay Chief Financial Officer and Vice President (duly authorized officer and principal financial and accounting officer)

CERTIFICATION

I, Edgar M. (Mac) Bridger, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Collins & Aikman Floorcoverings, Inc.;

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

Date:    April 25, 2003

/s/ EDGAR M. (MAC) BRIDGER Edgar M. (Mac) Bridger Chief Executive Officer

CERTIFICATION

I, Darrel V. McCay, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Collins & Aikman Floorcoverings, Inc.;

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

Date:    April 25, 2003

/s/ DARREL V. MCCAY Darrel V. McCay Chief Financial Officer