Form 10-K
period 2003-01-25
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2003-04-25
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 25, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-88212

COLLINS & AIKMAN FLOORCOVERINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2151061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

311 Smith Industrial Boulevard, Dalton, Georgia	30721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 259-9711

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None*

*The Issuer filed a registration statement on Form S-4 (Registration No. 333-88212) effective pursuant to the Securities Act of 1933, as amended, on August 12, 2002. Accordingly, the Issuer files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 15(d)-1 of the regulations thereunder.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2003, 1,000 shares of the Registrant’s common stock, no par value, were outstanding and held entirely by Tandus Group, Inc. None of the Registrant’s common stock was held by non-affiliates.

Documents incorporated by reference:    None.

PART I

Item 1.    Business

General

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation incorporated in 1995, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the “Tandus Group” name, for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. Management believes that the Company distinguishes itself from its competitors by offering superior product technologies, leading design capabilities, a broad product offering, exceptional customer-focused services, flexible distribution channels and the most advanced recycling program in the industry. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, and Singapore.

We believe that our C&A brand holds the number one market position in six-foot roll carpet, and is among the leading brands within the modular carpet tile market. Our C&A brand products are highly regarded as a result of their appearance retention, comfort under foot, installation ease, longer useful life and advanced backing technology, which includes our RS “peel & stick” adhesive system for vinyl-backed product installation, our ER3 carpet recycling technology and our six-foot vinyl cushion backing.

Our Monterey brand is a recognized design leader in the high-style, fashion-oriented sector of the commercial broadloom carpet market due to its creative designs and intricate patterns in a wide variety of colors, textures, pile heights and densities.

Our Crossley brand is a recognized leader in Canada in the tufted and woven broadloom commercial carpet markets. The Crossley brand uses its crossweave looms to produce high-quality woven products in a wide variety of styles and patterns to meet the needs of interior design professionals.

Prior to February 6, 1997, the Company was a wholly owned subsidiary of Collins & Aikman Floor Coverings Group, Inc. (“C&A Group”), a wholly owned subsidiary of Collins & Aikman Products Co. (“C&A Products”), a wholly owned subsidiary of Collins & Aikman Corporation. On February 6, 1997, pursuant to an agreement entered into among CAF Holdings, Inc. (“Holdings”), a corporation sponsored by Quad-C, Inc. (“Quad-C”), a Virginia merchant banking firm, and Paribas Principal Partners (“Paribas”), the United States private equity group of Paribas, CAF Acquisition Corporation (“CAF”), a wholly owned subsidiary of Holdings, the Company and C&A Products, CAF purchased all of the issued and outstanding capital stock of Collins & Aikman Floor Coverings, Inc. from C&A Group for $197.0 million (including $27.0 million in consideration of a tradename license agreement) which was reduced to $195.6 million after a $1.4 million working capital adjustment (the “Floorcoverings Acquisition”).

On January 25, 2001, our parent company was acquired in a recapitalization transaction by an investor group led by OCM Principal Opportunities Fund II, L.P. (“Oaktree Fund”), Banc of America Capital Investors (“BACI”) and members of our senior management. The recapitalization was financed through a cash investment by Oaktree Fund, BACI and other investors of $192.5 million, senior bank borrowings of $209.0 million and “rollover” equity of $38.4 million by certain existing stockholders, including members of our senior management team.

Oaktree Fund is the private equity investment group of Oaktree Capital Management, LLC, a Los Angeles-based private investment firm, with offices in New York, London, Tokyo and Singapore, that manages approximately $25.0 billion in private equity and certain other niche investments for institutions and wealthy individuals. Oaktree Fund and its predecessor funds focus on investments for control or significant influence through both equity and distressed debt investing.

BACI is a division of Bank of America’s $5.0 billion Principal Investing unit. With 32 investment professionals in Chicago and Charlotte, BACI has made more than $1.0 billion of direct private equity and mezzanine investments buyouts, recapitalizations, and growth financings.

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia for approximately $32.4 million. In addition, Extrusion purchased the real property on which the plant is located from a third party for approximately $2.4 million. The acquisition was funded from cash on hand. In connection with the transaction, Extrusion entered into a three-year supply agreement with the seller of the manufacturing plant. Extrusion will be a non-exclusive supplier to the seller, and is to make available certain quantities of product at predetermined prices defined in the supply agreement, which is adjusted quarterly to reflect changes in the actual manufacturing costs. As a result of this acquisition, the Company will have a portion of its primary raw material internally produced at significant lower costs than the Company has historically procured from the open market. In addition, the lower cost raw material is expected to allow each operating brand to expand its focus into additional markets.

We estimate that the U.S. commercial carpet market, which is comprised of the specified and non-specified segments, generated sales of approximately $3.5 billion in 2002. We focus on the specified commercial carpet market, which we estimate represented approximately $2.6 billion of the total U.S. commercial carpet market in 2002. In the specified commercial carpet market, products are manufactured to the specifications of architects, designers and owners, as compared to the non-specified market in which products are purchased off-the-shelf. The key competitive factors in the specified carpet market are product durability, appearance retention, product design and service, rather than price. We are well-positioned to capitalize on positive trends within the specified commercial carpet market, including (1) six-foot roll carpet continuing to gain market share from other floorcoverings in end markets in which it has distinct performance advantages, such as ease of maintenance, appearance retention and longer useful life; (2) modular carpet tile increasingly being used for the office market instead of other flooring surfaces due to increased raised flooring applications and the continuing trend toward modular furniture systems; and (3) increasing customer demand for high-style broadloom carpet with complex patterns and textures.

Competitive Strengths

We believe that the following strengths will allow us to continue to enhance our position within the North American commercial carpet industry.

Leading Brands.    We believe that the C&A, Monterey and Crossley brands are well known in the specified commercial carpet markets in which they compete due to the wide array of capabilities and the superior functionality of our products. By marketing our products under the Tandus Group name, we are able to capitalize on our portfolio of leading brands to offer one source to meet our customer’s floorcovering needs. Also, we believe that our strong brand reputation enables us to introduce and gain acceptance of new product innovations.

Diverse End Markets.    We manufacture and sell our products to a diverse group of end markets, including corporate, education, healthcare, government and retail stores. We believe this segmented strategy makes us less sensitive to economic downturns than our competitors who rely more heavily on the cyclical corporate market. In addition, we believe that end markets such as education, healthcare and government tend to be less susceptible to economic downturns than the corporate market. For example, despite a challenging economic environment for the past two years, our net sales to these three end markets were $152.4 million in fiscal 2002, as compared to $151.3 million in fiscal 2001. Our focus on selling to diverse end markets has also limited our exposure to any single customer, as our largest customer in our Floorcoverings operating segment in fiscal 2002 represented less than 5.0% of our net sales. One customer accounted for approximately 75.6% of the net sales of our extrusion operating segment’s net sales in fiscal 2002.

Segmented Marketing Strategy.    We have implemented a segmented marketing strategy that requires each sales person to develop an expertise in specific end markets, resulting in greater customer-focused service, comprehensive market coverage and increased sales productivity. This approach targets our sales and marketing efforts to the specific needs of the customers in each of our end markets and differentiates us from our competitors, whose sales forces are generally responsible for all end markets within a geographical region. This segmented approach allows our sales forces to better respond to the changing needs of our customers.

Superior Product Technology.    We believe our focus on technology has resulted in the development of industry-leading innovations that have helped to differentiate our products. The following are examples of some of our product innovations:

Powerbond is a vinyl cushion backing system that exhibits superior durability, appearance retention and reduced seam visibility, thereby combining the best attributes of hard surface (longer useful life and ease of maintenance) and carpet floorcoverings (comfort, acoustics and aesthetics). Powerbond uses a closed-cell construction, which traps moisture and soil on the surface, facilitating easy, low-cost maintenance and stain removal.

RS is a releasable “peel & stick” adhesive system for vinyl-backed product installation, which dramatically simplifies installation. This “dry adhesive” eliminates the fumes associated with the adhesive generally used in conventional carpet installation and provides a faster, cleaner, lower cost installation without materially disrupting usable space.

ER3 is a breakthrough in carpet recycling technology. ER3 is a patented backing produced from both post-consumer and post-industrial carpet waste. This closed-loop system allows us to reclaim vinyl-backed carpet waste from our customers upon renovation and use it as a raw material for producing new product. This system eliminates our customer’s disposal costs and keeps waste out of landfills at a time when environmental sensitivities are high. We are the only company in the industry with this capability, which has been a deciding factor on many competitive contracts.

Sales and Market Share Growth.    Historically, the Company has demonstrated a track record of sales growth and market share gains in spite of very difficult economic conditions. Since 1998, we believe the specified commercial market has declined by 6.8%. During this period, our net sales grew at a compound annual growth rate of 13.9% (2.8% excluding acquisitions). This has been accomplished through our disciplined acquisition strategy and effective sales and marketing efforts.

Strong Free Cash Flow Generation.    Due to low maintenance capital expenditures and working capital requirements, we convert a high level of Adjusted EBITDA as defined in Item 6 to cash flow from operations. For fiscal 2002, we generated cash from operations of approximately $25.7 million, or 47.8% of Adjusted EBITDA, allowing us to reduce our bank borrowings by $8.0 million (of which all was in excess of required amortization) and increase cash on the balance sheet by $8.3 million. In addition, we have sufficient manufacturing capacity to increase production without incurring significant incremental capital expenditures, which we believe will enable us to increase Adjusted EBITDA and improve margins.

Strong Management Team.    We have assembled an experienced and successful senior management team, whose members have been with us (or predecessor companies) for an average of 14 years. In addition, our management team has a significant equity investment in our business, having invested approximately $18.0 million in equity value in the recapitalization transaction in January 2001.

Business Strategy

Key components of our business strategy include:

Focus on Profitable Niche End Markets.    We will continue to focus on high margin categories in the specified commercial carpet market in which sales are driven primarily by product features and characteristics, including performance, durability, aesthetics, customer-focused services and ease of maintenance and installation, in contrast to the more price sensitive, non-specified segment of the commercial carpet market. Our leading customer service capabilities, flexible distribution system and mature sales force have enabled us to cultivate strong relationships with our customers, which we believe will be a source of continued business opportunities.

Capitalize on Comprehensive Brand Portfolio.    The Tandus organization markets a comprehensive package of complementary products under the C&A, Monterey and Crossley brands, including six-foot roll carpet, modular carpet tile and woven and tufted broadloom carpet. With a portfolio of products available in a wide variety of colors, textures, pile heights and densities, we market ourselves as a one-stop solution for specified commercial carpet. By marketing our products under the Tandus Group name, we have been able to increase our recognition in the marketplace as a single source supplier for specified carpet and leverage the strength of each of our individual brands. We believe that this ability to satisfy our customers’ desire for a single, national supplier will continue to lead to new opportunities and larger contracts.

Leverage yarn extrusion capability.    Through our recent acquisition of a yarn extrusion plant, we plan to develop a number of new products utilizing our internally produced nylon. This yarn will be produced at significantly lower costs than we have been able to purchase from the open market. This capability will give all three brands flexibility (1) to compete in new markets, (2) more deeply penetrate existing markets, and (3) increase gross margin.

Expand Reach into Additional End Markets.    We plan to continue to expand our segmented marketing strategy by targeting additional end markets, which we believe will provide further diversification. Our ability to customize our products and services to respond to the specific requirements of the customers within each new market will provide us with opportunities to gain new customers. Consistent with our segmented marketing strategy, we intend to manage each additional end market separately, enabling us to develop an effective and targeted marketing strategy specifically tailored to these end markets.

Continue to Reduce Costs.    Our current management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our manufacturing and administrative expenses. Some of our cost reductions are the result of employee suggestions gathered through a formal initiative known as the Cost Improvement Program established in fiscal 1992. During fiscal 2002, we reduced costs by $3.1 million through this program.

Capitalize on Environmental Initiatives.    We believe that our environmental initiatives, including our patented ER3 technology, provide a distinct competitive advantage, as many of our customers prefer to purchase or are required to purchase environmentally friendly products. In addition, our environmental initiatives have reduced our manufacturing costs and our customers’ disposal costs. Our commitment to environmental programs runs deeply through our organization, including manufacturing controls, vendor sourcing and product design. We have been nationally recognized for our environmental achievement, having won numerous awards for our environmental initiatives since 1994.

Pursue Strategic Acquisitions.    Our senior management team has experience in acquiring and integrating companies and plans to follow a disciplined approach to potential future acquisitions. We plan to target acquisitions that (1) expand our geographic focus; (2) further diversify our portfolio of products; (3) enhance penetration of existing end markets and enter new end markets; and (4) lower operating costs and improve manufacturing efficiencies. Through our acquisitions of Monterey and Crossley, we have expanded our product capability and geographic reach of the Tandus Group.

Products

The Tandus Group designs, manufactures and markets a comprehensive package of complementary products under the C&A, Monterey and Crossley brands, including, six-foot roll carpet, modular carpet tile and woven and tufted broadloom carpet. In woven broadloom carpet, yarn is woven together to form a single integrated fabric and is distinguishable from tufted broadloom in which yarn is sewn into a preformed primary backing with the later addition of a second backing. With a portfolio of products available in a wide variety of colors, textures, pile heights and densities, we market ourselves as a one-stop solution for specified commercial carpet. Each of our products offers distinctive characteristics for use and application. We believe that our ability to offer a complete package of product offerings is a distinct competitive advantage since each product provides unique features and benefits as follows:

Six-Foot Roll Carpet.    We believe that our C&A brand holds the number one market position in vinyl-backed, six-foot roll carpet. Six-foot roll carpet provides performance advantages over twelve-foot broadloom carpet and hard surface flooring and is used primarily in applications that require ease of maintenance, long-term appearance retention, comfort under foot and longer useful life. A vast majority of our six-foot roll carpet utilizes the Powerbond backing technology and the patented RS “peel and stick” installation system. We believe this cushion system and the patented RS technology enhancement give us a distinct competitive advantage in each end market.

Modular Carpet Tile.    We believe C&A was the first domestic manufacturer in the United States to introduce vinyl-backed modular carpet tile technology and is currently among the leading brands within the domestic modular carpet tile market. Our modular carpet tile system is specifically engineered to have a monolithic appearance on the floor and because of the product’s unique seamability, it is often mistaken for roll goods. Our modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements. A majority of our C&A brand carpet tile is being made with ER3, our recycled content backing, which we believe provides a distinct competitive advantage and has been a deciding factor on many competitive contracts.

Broadloom Carpet.    Monterey and Crossley are recognized design leaders in the high-style, fashion-oriented sector of the commercial broadloom carpet market. Sold primarily in twelve-foot rolls, Monterey broadloom carpet is tufted, while Crossley manufacturers both tufted and woven broadloom carpet. Broadloom carpet is particularly suited for fashionable designs and stylish interiors as its width provides an expanse of canvas upon which creative designs and intricate patterns can be displayed in a wide variety of colors, textures, pile heights and densities. Specified commercial broadloom carpet is primarily used in end markets where aesthetics and style are the drivers rather than durability or long-term appearance retention. In general, broadloom carpet is more frequently replaced than six-foot roll goods or carpet tile because of its prevalence in spaces which are regularly renovated in order to reflect current fashion trends and styles.

Product Features

Powerbond.    In 1967, we introduced Powerbond, the industry’s first vinyl cushioned backing system. This closed-cell backing technology exhibits superior durability and cleaning characteristics and reduced seam visibility. Powerbond combines the best attributes of hard surfaces (longer useful life and ease of maintenance) and carpet floorcoverings (comfort, acoustics and aesthetics). Powerbond eliminates problems associated with traditional broadloom carpet, including delamination (separation of carpet backing), zippering and unraveling. In addition, these products are installed using chemically-welded seams rather than conventional glued seams to provide a homogeneous, impermeable moisture barrier. Other Powerbond features include its ease of repair, long-term appearance, a 50% to 100% longer useful life than conventional broadloom carpet and 15 to 20 year non-prorated warranty against delamination, loss of cushion resiliency and watermarking.

RS.    In 1988, we introduced our RS technology, a patented releasable “peel & stick” adhesive system for Powerbond vinyl-backed product installation, which dramatically simplifies installation. The RS technology enables products to be bonded to a surface without the use of wet adhesives thus minimizing disruption to customers during the installation process. Conventional installations with wet adhesives normally require significant downtime for the adhesive to cure prior to installation. The RS technology also addresses carpet-related indoor air quality concerns by eliminating the fumes typically associated with wet adhesives. The RS technology minimizes disruption to usable space, which is critical in each of our end markets.

ER3.    ER3 is a breakthrough in carpet recycling technology. ER3 is a patented backing produced from both post-consumer and post-industrial carpet waste. This closed-loop system allows us to reclaim vinyl-backed carpet waste from our customers upon renovation and use it as raw material for producing new products. This system eliminates our customers’ disposal costs and keeps waste out of landfills at a time when environmental sensitivities are high. We are the only company in the industry with this capability, which has been the deciding factor on many competitive contracts.

Crossley Weaving Heritage.    John Crossley was the first to use the power loom for carpet production in 1852. As the pioneer, weaving continues to be an important differentiation for us in high-end markets. Woven fabrics are unique in construction and highly valued by professional designers as a result of their more refined styling capability and pattern flexibility. Woven carpets are a single integrated fabric that offer strength, stability and locked-in-yarns to prevent zippering or pulling. Today, we are one of only a few manufacturers in North America with weaving capability.

End Markets

Corporate.    We believe this market provides our greatest opportunity for growth. We estimate that our current market share is less than 10.0%. We offer a complete package of product that addresses virtually every need of the corporate facility manager and their interior designers and architects, including six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Tandus Corporate selling organization focuses exclusively on marketing all of our brands to the corporate market. This group develops flooring solutions for corporate facility managers calling on the end user. We have focused on projects where we tend to excel on the basis of product durability, appearance retention, production design and service rather than pricing. As part of our strategy to increase penetration of this market, we have a national accounts program that targets the country’s largest corporations. This group focuses on Fortune 1000 corporations by developing relationships at the senior levels in facility management and purchasing.

Education.    The education market has been a primary focus for the C&A brand since the development of Powerbond in 1967. Powerbond’s long-term appearance retention characteristics have been the principal factor behind its success in the end market, as customers tend to be particularly sensitive to longer useful life, comfort, acoustics and ease of maintenance. The Powerbond product in many of these installations has been in use for more than 20 years. We aggressively use this track record in marketing to potential customers. Historically, we have focused on the kindergarten through 12th grade market; however, over the last few years, we have focused on expanding into the college and university market. As part of the new Tandus selling strategy, the Company has established six segmented positions in key markets to focus exclusively on the higher education market.

Health Care.    We believe that Powerbond RS is particularly well suited to the health care market because of its moisture impermeability and quick, safe installation. Powerbond RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the health care market, and its moisture impermeability and welded seams make it easy to maintain. As healthcare facilities continue to create “home like” environments for their patients, we anticipate that there will be increased demand for a combination of high-performance and high-style products, allowing our diverse product lines to compliment each other. With the growth and consolidation of national health care organizations, we believe we are well-positioned to cross promote Monterey and Crossley to existing customer relationships that have a need for broadloom products in addition to Powerbond RS products.

Government.    We market and sell to federal, state and local governments. We are suppliers to the U.S. General Services Administration, which establishes product categories and related minimum product specifications for various budget levels and aesthetic requirements. State and local governments purchase floorcovering products independently through contracts with approved suppliers. We are currently an approved supplier to several states and municipalities. We believe that our success in the government market is due in part to our environmental initiatives, including both the Powerbond RS “peel & stick” backing system and our ER3 recycled content product offerings.

Retail Stores.    We focus on major retail chains which have the potential for large, nationwide volumes. This end market requires a diverse product offering, as needs vary from high-end boutiques to mass merchandisers. We believe that our products are particularly suited to fulfill these needs and provide the added advantage of reducing potential “slip and fall” liability. A significant portion of these sales are managed by our Source One department. This turn-key installation service and our comprehensive project management capabilities are critical to meet short construction schedules inherent in the retail market.

International Markets.    In July 1999, we acquired Crossley, a leading Canadian floor covering brand, based in Nova Scotia. Since that time, the principal business of Crossley has come from the Canadian market. With the reorganization of the U.S. sales force, we believe that the Crossley brand will experience growth in the future. In addition, in August 1998, we acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd., a start-up commercial carpet distribution venture in Singapore. We established our first international sales office in 1989 in the United Kingdom, and in 1998 acquired a carpet backing manufacturer headquartered in Wales. Our presence in such international markets enables us to distribute our products throughout the world. We also have expanded our sales and distribution efforts into Mexico, South America and Europe. We plan to continue to add distributors and dedicated sales personnel in strategic international markets.

Sales and Segmentation Strategy

We utilize a segmented sales and marketing strategy to target the specific needs of the customers in each of our end markets. This strategy differentiates us from our competitors, whose sales forces are generally responsible for all end markets within a geographical region. This segmented marketing strategy requires each sales person to develop an expertise in a specific end market, resulting in greater customer-focused service, comprehensive market coverage and increased sales productivity.

We provide custom designed products, performance studies and promotional materials for each end market which highlight the advantages of our products in several key performance categories. Each end market is sensitive to different issues and places value on different performance characteristics. We have developed our proprietary products and technical innovations in response to the needs of our target customers and segments. Although we will work with a distributor in order to arrange for delivery and sale, our primary contact with the customer is through our sales force and not through an intermediary. This enables us to continue to customize our products and services to respond to the specific requirements of our customers, which we believe is a unique approach in the industry. We have an in-house design team dedicated to developing new, innovative designs for each of our primary end markets.

Across our brands, the majority of sales are specified by the facility owner, whose purchasing decision frequently is influenced by interior designers and architects. Because each market has distinct performance, design and installation requirements, our account managers focus on educating the facility owners and their design professionals on (i) the technical specifications and proprietary advantages of our products, (ii) our superior design capabilities for specific market segments, (iii) our dedication to responsive delivery of customer service and (iv) our environmental initiatives. We believe this end market-oriented strategy has resulted in market share growth in each of our end markets.

Distribution

We sell and distribute our products through three primary channels: direct to the end customer, Source One and independent dealers. Although a majority of our invoicing is through floorcovering dealers, our primary marketing efforts are focused on the end customer and professional designers and architects who create specifications for our products. By focusing on the needs of the end customer, our distribution strategy enables the sales and marketing personnel to establish multiple relationships within specific segments and regions. We operate with this flexible distribution philosophy to meet the needs of the customer rather than mandating from whom our customers can buy our products. Our distribution channels are outlined below.

Direct.    Direct distribution allows customers to purchase floorcoverings directly from us. Our account managers work directly with the customer to advise, educate and make recommendations for the selection and specification of the right product for the particular application. The customer is responsible for sub-contracting the project management and installation.

Source One.    Source One, our in-house project management department, provides the first single-source coordination and turn-key project management service offered by a floorcoverings manufacturer. The department was established to provide a “one phone call”, “single-source” project management service to meet the specific needs of our customer base. The service includes facility measurement, project coordination, order entry, delivery and installation of a wide range of interior finishes from our broad product offerings. A network of over 1,000 certified installers and strategy dealer partnerships throughout the United States provides installation.

Dealers.    The carpet industry traditionally has sold products to customers through local dealers, who typically broker products from manufacturers and subcontract installation through local installers. The Company maintains excellent relationships with independent dealers throughout North America. Many customers request that the product be delivered through a local dealer who provides a range of project management services, including carpet removal, staging and installation. Tandus has field technical personnel trained in floor covering installation processes that assists local dealers in proper installation practices for each of the brand’s products.

Product Development and Design

Leadership in product development and design is important in the commercial floorcovering marketplace as designers and customers seek up-to-date product aesthetics. We believe that the ability of our creative and technical professionals to consistently introduce new designs and product styles provides us with a key competitive advantage. Unlike many of our competitors which manufacture standard products that serve a wide cross-section of markets, we develop specific products tailored to the requirements of different market segments. This process begins with feedback from leading designers and customers in each end market relating to product features such as color, texture and pattern. This process is vital as the product/styling needs may be very different for each segment. Our Product Development Group is highly integrated with our sales organization and customer base, which increases the effectiveness of the product development process. We currently offer over 200 standard styles.

In the development of each new style, we implement a process of quality assurance called “fabric adoption.” Through this process, we evaluate each style and color for seam visibility, color mix, overall aesthetics and manufacturing feasibility. This process increases customer satisfaction and lowers off-quality costs.

We estimate that approximately one-third of our sales involve custom colors or designs which require accurate interpretation of customer needs and a timely conversion into a sample fabric. Each brand has dedicated sample equipment which facilitates quick turnaround of custom design requests, and we believe that our custom design capability is a competitive advantage, particularly in the corporate market.

Competition

The commercial floorcovering industry is highly competitive. Our C&A brand competes with other brands of vinyl-backed carpet, including vinyl-backed rolls of similar lengths, as well as twelve-foot broadloom carpet and other types of commercial floorcovering. The major competitors to the C&A brand are Lees Carpet and Shaw Industries, Inc. in the six-foot roll goods and Interface Flooring System, Miliken, Lees Carpet and Shaw Industries, Inc. in modular carpet tile products. Our Monterey and Crossley brands compete with other carpet manufacturers and manufacturers of vinyl and other types of floorcovering. The major competitors to the Monterey and Crossley brands are Bentley Mills, Mohawk Industries, Lees Carpet, Atlas Carpets, Masland Carpets and Shaw Industries, Inc. Although the industry recently has experienced consolidation, a large number of manufacturers remain. We believe that we are the largest manufacturer of six-foot roll carpet in North America, a leading manufacturer of modular carpet tile in North America and a design leader in the high-style commercial broadloom carpet market in North America. There are a number of domestic and foreign competitors that manufacture these products and certain of these competitors have greater financial resources than our Company.

We believe the key competitive factors in our primary floorcovering markets are product durability, appearance retention, product design and service. In the specified commercial market, six-foot roll carpet and modular carpet tiles compete with various floorcoverings, of which broadloom carpet has the largest market share. Our six-foot roll carpet has gained market share from traditional broadloom carpet in end markets in which it has distinct performance advantages, such as ease of maintenance, appearance retention and longer useful life. Modular carpet tile has also increasingly been used instead of other flooring surfaces due to increased raised flooring applications, which enable under-the-floor cable management and air delivery systems, and the continuing trend toward modular furniture systems which require the functionality of tile. In the high-style specified commercial broadloom carpet market, the principal competitive advantage of the Monterey and Crossley brands are aesthetics, service and quality.

Manufacturing and Facilities

We own four manufacturing facilities in Dalton, Georgia including (i) a yarn processing plant with carpet dyeing capabilities, (ii) a carpet tufting plant, (iii) a carpet finishing and tile cutting plant, which includes tile printing and recycling operations and (iv) a customer service center and distribution warehouse. Extrusion owns a yarn extrusion facility in Calhoun, Georgia. Crossley owns a manufacturing, administrative and warehouse facility in Truro, Nova Scotia. ACT owns two facilities in the United Kingdom, including a six-foot roll and tile finishing plant. Monterey leases a carpet tufting, administrative and warehouse facility in Santa Ana, California. In addition to these facilities, we lease 19 sales and service facilities and one warehouse in the United States and one sales and service facility in the United Kingdom. We believe our manufacturing capacity is sufficient to meet our requirements for the foreseeable future.

The following table summarizes our manufacturing, distribution and sales facilities:

Location	Operation	Owned/Leased	Approximate Square Feet
Dalton, Georgia	Yarn Processing Carpet Dyeing	Owned	161,500
Dalton, Georgia	Tufting Corporate Offices	Owned	154,990
Dalton, Georgia	Six-Foot Finishing Tile Finishing Tile Printing Recycling	Owned	245,800
Dalton, Georgia	Environmental Center Warehouse	Leased	103,500
Dalton, Georgia	Distribution Warehouse Sales Service Office Finance & Administration	Owned	133,200
Dalton, Georgia	Warehouse	Leased	95,350
Calhoun, Georgia	Yarn Extrusion	Owned	125,400
Chagrin Falls, Ohio	Sales / Showroom	Leased	1,100
Chicago, Illinois	Sales / Showroom	Leased	5,498
Dallas, Texas	Sales / Showroom	Leased	1,960
Denver, Colorado	Sales / Showroom	Leased	1,318
Marietta, Georgia	Sales / Showroom	Leased	2,129
New York, New York	Sales / Showroom	Leased	3,800
Newport Beach, California	Sales / Showroom	Leased	1,600
Richmond, Virginia	Sales / Showroom	Leased	1,783
San Francisco, California	Sales / Showroom	Leased	3,330
Westborough, Massachusetts	Sales / Showroom	Leased	120
Blaina, Gwent, Wales	Six Foot and Tile Finishing	Leased	3,000
Blaina, Gwent, Wales	Six Foot and Tile Finishing	Owned	32,000
Blaina, Gwent, Wales	Warehousing	Owned	14,000
Blaina, Gwent, Wales	Sales/Warehouse	Leased	4,860
Blaina, Gwent, Wales	Chemical Mixing	Leased	4,000
Blaina, Gwent, Wales	Sales / Showroom	Leased	5,500
Singapore	Sales / Showroom	Leased	1,265
Santa Ana, California	Warehouse Samples Administration	Leased	88,266
Santa Ana, California	Tufting Yarn Processing	Leased	102,758
New York, New York	Sales Office	Leased	1,578
Chicago, Illinois	Sales Office	Leased	300
Chicago, Illinois	Sales/Showroom	Leased	3,119
Troy, Michigan	Sales Office	Leased	180
Wrentham, Massachusetts	Sales Office	Leased	385
Truro, Nova Scotia, Canada	Administration Manufacturing Warehouse	Owned	365,000
Mississauga, Ontario, Canada	Sales / Showroom	Leased	2,306

We have a 50% partnership interest in Chroma Systems Partners, which operates an 88,266 square foot carpet dyeing and finishing plant in Santa Ana, California. Monterey and the other partner have agreed to purchase carpet dyeing and finishing services exclusively from Chroma at market prices. These service agreements can be canceled upon one-year’s notice and withdrawal from the partnership. In addition, Monterey has agreed to provide certain executive management and operational services at cost while Chroma has agreed to provide Monterey with certain maintenance and utility services at cost.

Raw Materials

Raw materials, including yarn, nylon and polypropylene chip, primary backing, coater materials, and dye chemicals, represent the single largest component of costs. Yarn comprises about one-third of the carpet’s cost structure and in excess of 50.0% of total raw material costs. Historically, we have been able to pass on yarn price increases in the ordinary course of business in response to published increases by major yarn and polymer suppliers. Increases in the cost of petroleum-based raw materials could adversely effect us if we were unable to pass the increase through to our customers. Unanticipated termination or interruption of our arrangement with our primary third-party supplier of nylon yarn could have a material adverse effect on us. We use DuPont 6.6 continuous filament yarn for the majority of our products.

Yarn is primarily purchased directly from DuPont to be processed through the yarn and dye plant in Dalton or from outside yarn processors who process DuPont yarn prior to delivery. The unanticipated termination or interruption of the supply arrangement with DuPont could have a material adverse effect on us because of the cost and delay associated with shifting this business to another supplier. However, we believe that there are adequate alternative sources of supply from which we could fulfill our synthetic fiber requirement.

The other significant raw materials used by us in our carpet manufacturing process include coater materials, such as vinyl resins and primary backing. We have never experienced a problem sourcing nylon, processed yarn or any other raw material used in the manufacture of carpet from our suppliers and do not anticipate any difficulties in sourcing these raw materials in the future.

At our yarn extrusion plant, significant raw materials are nylon and polypropylene polymer and dye chemicals. The polymer purchased is used to manufacture nylon 6 and polypropylene yarn. The dyes and chemicals purchased are used as color pigments in the extrusion process. We have never experienced a problem sourcing nylon, polypropylene chip, dyes or chemicals from our suppliers and do not anticipate any difficulties in sourcing these materials in the future.

Patents, Copyrights and Trademarks

We own numerous copyrights patents and trademarks in the United States and certain other countries, including our Powerbond RS patent which expires in 2008, and our recently-obtained patents (process and product) for the ER3 backing produced from our environmental programs, which expire in 2014. We consider our know-how and technology more important to our current business than our patents and, accordingly, believe that expiration of existing patents would not have a material adverse effect on our operations. However, we actively maintain and enforce patents and trade secrets. We also own numerous registered trademarks in the United States, including Powerbond and Powerbond RS.

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

Employees

At January 25, 2003, we had a total of 1,623 employees, of which 1,072 were hourly and 591 salaried. We have experienced no work stoppages and believe that our employee relations are good. All of our employees are non-union with the exception of Crossley’s approximately 222 manufacturing workers in Canada which are unionized. The collective bargaining agreement which represents this union expires on June 30, 2003. We are not aware of any discussions or attempts to organize the workforce within any of our other facilities.

We have made a significant investment in our employees. In addition to ongoing quality training seminars, we also offer General Equivalency Diploma (GED) tutoring. We believe our employee turnover and absentee rates are low compared to our competitors. Benchmarking surveys of quality performance and monthly meetings of employees to share manufacturing initiatives and ideas are reflective of a motivated workforce and a unique partnership culture.

Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities are certified under ISO 14001.

Financial Information About Operating Segments and Geographic Areas

The Company operates in two industry segments: floorcoverings and extrusion. Information relating to the Company’s two operating segments can be found in Note 15 to the Company’s consolidated financial statements for the year ended January 25, 2003. Certain information concerning our net sales and long-lived assets by geographic areas can also be found in Note 15.

Item 2.    Properties

For information concerning the principal physical properties of the Company, see “Item 1. Business—Manufacturing and Facilities.”

Item 3.    Legal Proceedings

The Company from time to time is subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims, which may or may not be covered by insurance. It is the opinion of management that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.

The Company is subject to federal, state, and local laws and regulations concerning the environment. In the opinion of the Company’s management, based on the facts presently known to it, the ultimate outcome of any environmental matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.    Submission of Matters to A Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of April 24, 2003, there was one holder of record of the Company’s common stock. There is no public trading market for the Company’s common stock. The Company has not historically paid dividends due to our philosophy of repaying debt with excess cash.

The following table provides information as of December 31, 2002, with respect to compensation plans under which Tandus Group equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities already issued
Equity compensation plans approved by shareholders(1)	57,061.64	$35.70	4,807.38

Equity compensation plans not approved by shareholders	—	—	—

Total	57,061.64	$35.70	4,807.38

(1)	Consists of 57,061.64 shares subject to awards granted under Tandus’ 2001 Executive and Management Stock Option Plan.

Item 6.    Selected Financial Data

The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere herein. The financial data as of and for the years ended January 30, 1999, January 29, 2000, January 27, 2001, January 26, 2002 and January 25, 2003 have been derived from the audited financial statements of the Company. The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere herein.

	Fiscal Year Ended(2)
	January 30, 1999 (Fiscal 1998)(1)	January 29, 2000 (Fiscal 1999)(3)	January 27, 2001 (Fiscal 2000)	January 26, 2002 (Fiscal 2001)	January 25, 2003 (Fiscal 2002)(4)
	(Dollars in thousands)
Operating Data:
Net sales	$191,079	$262,148	$341,293	$322,036	$321,165
Costs of goods sold	119,156	169,214	219,969	207,036	211,020

Gross profit	71,923	92,934	121,324	115,000	110,145
Selling, general and administrative expenses	38,514	52,509	70,083	66,606	67,248
Goodwill and other intangibles amortization(5)	7,375	7,898	8,066	9,946	5,461
Recapitalization compensation charge(6)	—	—	30,223	—	—

Operating income	26,034	32,527	12,952	38,448	37,436
Equity in earnings of Chroma	—	1,215	2,293	1,534	1,733
Net interest expense(7)	14,715	16,399	28,592	24,193	23,910
Net income (loss)(8)	$6,438	$10,072	$(8,558)	$8,284	$5,781

Other Financial Data:
Adjusted EBITDA(9)	$39,278	$49,363	$62,888	$59,834	$53,820
Depreciation and amortization	13,244	15,708	17,648	17,894	14,452
Capital expenditures	7,972	8,378	10,702	8,224	9,027

Cash Flows Data:
Net cash provided by (used in) operating activities	$19,514	$27,590	$33,187	$38,089	$25,698
Net cash used in investing activities	(12,680)	(61,055)	(9,365)	(6,974)	(42,265)
Net cash provided by (used in) financing activities	(10,322)	35,368	(22,185)	(30,632)	31,240

Balance Sheet Data (end of period):
Total assets	$215,414	$288,288	$301,663	$270,433	$318,413
Long-term debt	132,220	173,671	212,093	185,197	218,666

(1)	We acquired Advance Carpet Tiles, Ltd. in June 1998. The results of operations of this acquired business have been included in our consolidated financial statements since its date of acquisition.

13.1

(2)	Our results of operations for periods prior to acquisitions may not be comparable to our results of operations for subsequent periods.
(3)	We acquired Monterey Carpets, Inc. in June 1999 and Crossley Carpet Mills Limited in July 1999. The results of operations of these acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. Our results of operations for periods prior to these acquisitions may not be comparable to our results of operations for subsequent periods.
(4)	We acquired CAF Extrusion, Inc. in May 2002. The results of operations of the acquired business has been included in our consolidated financial statements since their date of acquisition.
(5)	In the fourth quarter of fiscal 2001, the Company’s United Kingdom subsidiary recorded a non-cash impairment charge of $2.2 million relating to the investment in its wholly-owned subsidiary, Advance Carpet Tiles, Ltd. The impairment charge consisted of the write-off of all goodwill recorded at the initial acquisition date. The remaining investment value approximates the value of net assets as determined by third-party appraisals.
(6)	As part of the January 2001 recapitalization, we incurred a non-recurring compensation charge of approximately $30.2 million for fiscal 2000 relating to the cancellation of all our parent company’s outstanding options. This charge represents the difference between the fair market value of the parent company common stock issuable upon exercise of the options and the exercise price of these options.
(7)	Net interest expense for the year ended January 26, 2002 includes $5.2 million for the changes in fair market value of our interest rate hedging arrangements relating to our senior credit facility. These hedging arrangements were cancelled in connection with the offering of the outstanding notes.
(8)	Included in net income for fiscal 2002 is a non-cash charge of $3.2 million for the cumulative effect of a change in accounting principle related to goodwill as discussed in Note 3 to the financial statements. If the Company had applied the non-amortization provisions of SFAS No. 142 for all periods presented, net income would have increased by $1.5 million in fiscal 1998, $2.2 million in fiscal 1999, $2.6 million in fiscal 2000 and $2.6 million in fiscal 2001.
(9)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization plus the cumulative effect of change in accounting principle, Chroma cash dividends, and minority interest in income of subsidiary less equity in earnings of Chroma, plus the recapitalization compensation charge and a non-cash charge relating to goodwill impairment write-off for our acquisition of Advance Carpet Tiles, Ltd. Adjusted EBITDA is presented because such measures are commonly used by certain investors and analysts to analyze a company’s ability to service debt. We utilize Adjusted EBITDA as (a) a benchmark for our annual budget and our long range plan, (b) a valuation method for potential acquisitions and (c) a measure to determine whether we are in compliance with our senior credit facility debt covenants. However, Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these financial statements may not be comparable to those disclosed by other companies. In the Management’s Discussion and Analysis of Financial Condition and Results of Operation, a reconciliation from net income (loss) to Adjusted EBITDA is provided.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and the accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons.

Overview

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the “Tandus Group” name for a wide variety of end markets, including corporate office, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom and Asia.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”).

January 2001 Recapitalization

On January 25, 2001, Tandus Group consummated a recapitalization transaction pursuant to which Oaktree Fund, BACI and their co-investors acquired an 83.4% ownership interest in Tandus Group for approximately $192.5 million and Tandus Group’s management and other existing stockholders retained a 16.6% ownership interest. The transaction was treated as a recapitalization whereby the assets and liabilities of Tandus Group remained at their historical cost.

As part of the recapitalization, we (i) incurred a non-recurring compensation charge of approximately $30.2 million representing the difference between the fair market value of the Tandus Group common stock issuable upon exercise of the options cancelled in connection with the recapitalization and the exercise price of the options; (ii) recorded an extraordinary loss on early extinguishment of debt of $0.6 million, net of tax expense of $0.4 million, consisting of the write-off of deferred financing costs associated with the repayment of our prior senior credit facility; and (iii) recorded an extraordinary loss on early extinguishment of debt of $6.0 million, net of tax benefit of $4.2 million, consisting of the write-off of deferred financing costs associated with the repurchase of approximately $84.8 million of our 10.0% senior subordinated notes due 2007 ($250,000 of which are still outstanding) and a premium paid to the holders of those notes of $7.4 million. In October 2001, we paid a $5.1 million post-closing purchase price adjustment relating to the recapitalization, which was funded out of cash flow from operations. Additionally, prior to the recapitalization, during fiscal 2000, we repurchased $6.5 million of the 10.0% senior subordinated notes due 2007 in the open market, resulting in an extraordinary loss of approximately $69,000, net of tax benefit of approximately $46,000, which included the write-off of a pro rata share of deferred financing cost associated with the issuance of the 10.0% senior subordinated notes. These extraordinary loss items have been reclassified to conform with the presentation required by SFAS No. 145 as discussed in Note 3.

Acquisitions

On May 8, 2002 our wholly owned subsidiary, CAF Extrusion, Inc. (“Extrusion”), acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia from The Dixie Group, Inc. (“Dixie”) for approximately

$32.4 million. In addition, Extrusion purchased the real property on which the plant is located from a third party for approximately $2.4 million. In connection with the transaction, we entered into a three-year supply agreement with Dixie. The acquisitions were funded from cash on hand.

In July 1999, we acquired all the outstanding capital stock of Crossley Carpet Mills Limited for $22.1 million, including $17.5 million in assumed debt. Based in Nova Scotia, Canada, Crossley is a manufacturer of tufted and woven broadloom carpet.

In June 1999, we acquired all the outstanding capital stock of Monterey Carpets, Inc. for $50.8 million. Based in California, Monterey is a recognized design leader in the high-style, fashion-oriented sector of the commercial broadloom carpet market. Through Monterey we have a 50.0% partnership interest in Chroma, which owns and operates a carpet dyeing and finishing plant in Santa Ana, California. Under the terms of the partnership agreement, Chroma is required to distribute all of its earnings on a quarterly basis to its partners.

In August 1998, we entered into a joint venture with a group of individuals to form Collins & Aikman Floorcoverings Asia Pte. Ltd. Based in Singapore, the company markets and distributes our products throughout the Asia Pacific region. We obtained a 51.0% ownership in the new company.

In June 1998, we acquired all of the outstanding capital stock of Advance Carpet Tiles, Ltd., a manufacturer of carpet backing, from Headlam Group PLC for $5.6 million, including assumed debt of $0.6 million.

Results of Operations

The following table sets forth certain operating results as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 27, 2001 (fiscal 2000)	January 26, 2002 (fiscal 2001)	January 25, 2003 (fiscal 2002)
	(Percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.5	64.3	65.7

Gross profit	35.5	35.7	34.3
Selling, general and administrative expenses	29.4	21.4	20.9
Goodwill and other intangible assets amortization	2.4	2.4	1.7

Operating income	3.7	11.9	11.7
Net interest expense	8.4	7.5	7.4
Net (loss) income	(2.5)%	2.6%	1.8%

Fiscal Year Ended (52 weeks) January 25, 2003 (“fiscal 2002”)

Compared with Fiscal Year Ended (52 weeks) January 26, 2002 (“fiscal 2001”)

Net Sales.    Net sales for fiscal 2002 were $321.2 million, a decrease of $0.8 million or 0.3%, from fiscal 2001 of $322.0 million. The decrease in net sales for fiscal 2002 was due to the continued slow demand throughout the specified commercial market in the United States. In particular, the demand in the corporate office and retail markets have been slow since 2001. For fiscal 2002, the Company’s net sales to the corporate office and retail market decreased by 18.7% as compared to fiscal 2001. This decrease was offset by $23.2 million of net sales generated by the extrusion operation which was acquired May 8, 2002.

Cost of Goods Sold.    Cost of goods sold increased to $211.0 million in fiscal 2002 from $207.0 million in fiscal 2001, an increase of $4.0 million or 1.9%. As a percentage of net sales, these costs were 65.7% and 64.3% for fiscal 2002 and fiscal 2001, respectively. The increase resulted from the inclusion of the costs of the extrusion operation of $20.3 million.

Selling, General and Administrative Expenses.    The Company’s selling, general and administrative expenses, excluding other intangible assets amortization of $5.5 million, in fiscal 2002 increased to $67.2 million, an increase of $0.6 million or 1.0% from $66.6 million for fiscal 2001, excluding goodwill and other intangible assets amortization of $7.7 million and a non-cash goodwill impairment charge of $2.2 million. As a percentage of sales, these expenses, excluding amortization and the impairment charge, were 20.9% for fiscal 2002 and 20.7% in fiscal 2001. The minimal increase was primarily due to increased professional services of $0.8 million and marketing expenses of $1.3 million, which was partially offset by foreign exchange gains of $1.5 million. The significant decrease in amortization expense is due to the Company’s adoption of SFAS No. 142 which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

Interest Expense.    Net interest expense for fiscal 2002 decreased to $23.9 million from $24.2 million in fiscal 2001. Debt levels were higher during fiscal 2002 than fiscal 2001 due to the completion of the offering of the $175.0 million of senior subordinated notes (the “9.75% Notes”) in February 2002. Additionally, fiscal 2002 includes a charge to interest expense of $2.6 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Notes offering and cash generated by operations. The fiscal 2001 amount includes a charge to interest expense of $5.2 million to reflect the fair value of the Company’s interest rate hedging agreements. These agreements were terminated in February 2002. Also included in fiscal 2002 and fiscal 2001 net interest expense is interest income of $0.4 million and $0.1 million, respectively.

Net Income.    Net income for fiscal 2002 decreased to $5.8 million from $8.3 million in fiscal 2001. This was due to the combined result of the factors described above.

Adjusted EBITDA.    Adjusted EBITDA represents earnings before interest, taxes, depreciation, and amortization plus the cumulative effect of change in accounting principle, Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma, plus the recapitalization compensation charge and a non-cash charge relating to goodwill impairment write-off for our acquisition of Advance Carpet Tiles, Ltd. Adjusted EBITDA for fiscal 2002 decreased to $53.8 million from $59.8 million in fiscal 2001, a decrease of 10.1%. As a percentage of sales, Adjusted EBITDA was 16.8% in fiscal 2002 compared to 18.6% in fiscal 2001. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation from net income to Adjusted EBITDA is as follows:

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
Net income	$8,284	$5,781
Cumulative effect of change in accounting principle	—	3,240
Non-cash goodwill impairment charge	2,242	—
Gain on forgiveness of debt	(1,728)	(570)
Income tax expense	9,204	6,788
Net interest expense	24,193	23,910
Depreciation and amortization	17,894	14,452
Chroma cash dividends	1,250	1,932
Equity in earnings of Chroma	(1,534)	(1,733)
Minority interest in income of subsidiary	29	20

Adjusted EBITDA	$59,834	$53,820

Fiscal Year Ended (52 weeks) January 26, 2002 (“fiscal 2001”)

Compared with Fiscal Year Ended (52 weeks) January 27, 2001 (“fiscal 2000”)

Net Sales.    Net sales for fiscal 2001 were $322.0 million, a decrease of 5.6% from $341.3 million for fiscal 2000. The net sales increase in the education end market of 3.5% was offset by the decline in the corporate end market of 12.8% caused by the slowness in the overall U.S. economy.

Cost of Goods Sold.    Cost of goods sold decreased to $207.0 million for fiscal 2001 from $220.0 million for fiscal 2000, a decrease of 5.9% due to lower sales and management’s cost control initiatives. As a percentage of net sales, these costs declined to 64.3% for fiscal 2002 from 64.5% for fiscal 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding goodwill and non-recurring charges, decreased to $66.6 million for fiscal 2001 from $70.1 million for fiscal 2000. As a percentage of net sales, these expenses increased slightly to 20.7% from 20.5%. These lower costs are primarily due to lower sample expense of $1.4 million, lower sales commissions of $1.4 million resulting from lower sales and lower advertising and promotional expenses of $0.7 million. Excluded charges from selling, general and administrative expenses were goodwill and other intangibles amortization and a non-recurring charge for recapitalization compensation. Goodwill and other intangibles amortization increased for fiscal 2001 to $10.0 million from $8.1 million in fiscal 2000 primarily due to a $2.2 million non-cash goodwill impairment write-off charge relating to the Company’s United Kingdom subsidiary’s investment in its wholly-owned subsidiary, Advance Carpet Tiles, Ltd. The non-recurring recapitalization compensation charge of $30.2 million in fiscal 2000 related to the cancellation of all of our parent company’s outstanding options resulting from our January 2001 recapitalization.

Net Interest Expense.    Net interest expense for fiscal 2001 decreased to $24.2 million from $28.6 million for fiscal 2000. This decrease relates to $11.3 million in the write-off of financing fees in fiscal 2000 due to the recapitalization transaction, partially offset by the inclusion in fiscal 2001 of $5.2 million for changes in fair market value of our interest rate hedging arrangements relating to our senior credit facility, which arrangements were cancelled.

Net Income (Loss).    Net income for fiscal 2001 was $8.3 million as compared to a net loss of $8.6 million for fiscal 2000. This was due to the combined result of the factors described above.

Adjusted EBITDA.    Adjusted EBITDA for fiscal 2001 was $59.8 million compared to $62.9 million for fiscal 2000. This was due to the combined result of the factors described above.

A reconciliation from net income to Adjusted EBITDA is a follows:

	Fiscal Year Ended
	January 27, 2001	January 26, 2002
Net income (loss)	$(8,558)	$8,284
Non-cash goodwill impairment charge	—	2,242
Gain on forgiveness of debt	(1,816)	(1,728)
Income tax (benefit) expense	(3,040)	9,204
Net interest expense	28,592	24,193
Recapitalization compensation charge	30,223	—
Depreciation and amortization	17,648	17,894
Chroma cash dividends	2,065	1,250
Equity in earnings of Chroma	(2,293)	(1,534)
Minority interest in income of subsidiary	67	29

Adjusted EBITDA	$62,888	$59,834

Liquidity and Capital Resources

The Company’s primary cash needs have historically been for operating expenses, working capital, debt repayment and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings and the offering of the 9.75% Notes.

Net cash provided by operating activities in fiscal 2002 was $25.7 million compared to net cash provided of $38.1 million in fiscal 2001. The change is primarily due to a negative impact of $15.1 in net working capital. This decrease relates primarily to $4.3 million attributable to the May 2002 acquisition of the yarn extrusion plant and $7.6 million resulting from accrued interest on the 9.75% Notes. The Company invested in working capital initially for the extrusion facility and expects more level working capital requirements going forward.

Net cash used in investing activities in fiscal 2002 was $42.3 million compared to $7.0 million in fiscal 2001. The increase in cash used in investing activities was primarily due to the acquisition of the yarn extrusion manufacturing plant and real property on which the plant is located for $35.2 million. Capital expenditures for fiscal 2002 were $9.0 million compared to $8.2 million for fiscal 2001.

Net cash provided by financing activities in fiscal 2002 was $31.2 million compared to net cash used of $30.6 million in fiscal 2001. The increase in cash provided by financing activities was due primarily to the issuance of the 9.75% Notes and repayment of $125.0 million of the senior credit facility with a portion of the proceeds. Additionally, $8.0 million of the senior credit facility was prepaid during fiscal 2002 with internally generated cash. Subsequent to the fiscal year end, the Company prepaid $10.0 million on the outstanding term borrowings.

The Company has significant indebtedness which consists of $175.0 million in senior subordinated notes due 2010; a $109.0 million senior credit facility which, at January 25, 2003 had an outstanding balance of $51.0 million in term loan borrowings; $0.6 million in seller’s notes from the Company’s July 1999 acquisition of Crossley; $0.6 million in purchase money indebtedness; $0.0 million in revolving line of credit borrowings and $3.3 million sinking funds bonds under Crossley.

In connection with our January 2001 recapitalization, we entered into a senior credit facility, which consisted of a $50.0 million tranche A term loan facility, a $156.0 million tranche B term loan facility and a $50.0 million revolving credit facility, which included a letter-of-credit sublimit of $15.0 million. The proceeds from our senior credit facility were used to fund our January 2001 recapitalization, which included the retirement of certain previously outstanding senior and subordinated debt and the payment of related fees and expenses. We repaid the tranche A term loan in full ($44.7 million) and repaid a portion of the tranche B term loan ($80.3 million) with a portion of the proceeds of the 9.75% Notes. In connection with the 9.75% Notes, we amended our senior credit facility, which allows for up to $75.0 million of additional term loans to be made under the senior credit facility, subject to one or more lenders committing to provide such loans and other specific requirements, including compliance with financial covenants.

In connection with the Crossley acquisition, we agreed to pay the seller $2.0 million over four years beginning in June 2000. In addition, we assumed approximately $17.5 million of debt of Crossley, including approximately $0.8 million of obligations under equipment financing arrangements, approximately $6.9 million relating to Crossley’s revolving credit line (none of which was outstanding and $4.6 million of which was available as of January 25, 2003), and approximately $9.5 million of sinking fund bond obligations (the “NSBDC Bonds”) owed to the Nova Scotia Business Development Corporation (the “NSBDC”). The NSBDC agreed to forgive approximately $6.3 million of the NSBDC Bonds, subject to maintaining certain level of annual hours worked by its employees. As of January 25, 2003 the NSBDC had forgiven the $6.3 million. The remaining balance of the NSBDC Bonds amortizes over five years beginning in 2003.

During fiscal 2002, the Company prepaid $133.0 million in term debt with the proceeds of the 9.75% Notes and cash generated from operations. In connection with these prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses were $2.6 million and are reflected in interest expense in the consolidated statement of operations.

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

The following table contains a summary of the Company’s future minimum payments under contractual obligations as of January 25, 2003.

	Payments Due By Period
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$12.1	$1.6	$1.5	$1.1	$39.5	$175.0	$230.8
Operating leases	2.6	1.5	1.4	0.9	0.3	0.3	7.0

Total	$14.7	$3.1	$2.9	$2.0	$39.8	$175.3	$237.8

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to the audited consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

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

Accounts receivable.    We provide allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluation of the financial condition of our customers and the collectability of our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay their debts, allowances recorded in our financial statements may not be adequate.

Inventory Reserves.    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

Allowance and/or reserve for product warranty and returns.    Warranty reserve and allowance for product returns is established based upon best estimates of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon our historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires the identification of reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption while a second test, if needed, measures the amount of impairment, if any. Any impairment change resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 142 effective January 27, 2002. The Company expects to evaluate goodwill for impairment during the fourth quarter of each year.

The net income (loss) shown below has been adjusted to reflect the results for the respective periods as if SFAS No. 142 had been in effect for all periods presented (in thousands). The impact to these items is shown net of tax.

	Fiscal Year Ended
	January 27, 2001	January 26, 2002
Net income (loss)	$(5,935)	$10,903

A reconciliation from the previously reported results to the adjusted results is shown below:
Net income (loss) as reported	$(8,558)	$8,284
Plus: Goodwill amortization	2,218	2,214
Plus: Trade name amortization	405	405

Adjusted net income (loss)	$(5,935)	$10,903

In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 will become effective for us on January 26, 2003 and requires recognition of a liability for an asset retirement of obligation in the period in which it is incurred. SFAS No. 143 is not expected to materially impact the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 did not have an impact on the consolidated earnings or financial position of the Company.

Effective in fiscal year 2000, the Company adopted the FASB Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Therefore, freight charged to customers is included in sales rather than as an offset to freight expense. Freight costs included in sales were $4.9 million, $4.8 million, and $4.7 million in fiscal 2000, 2001, and 2002, respectively.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and amends FASB Statement No. 13, “Accounting for Leases.” SFAS No. 145 addresses the treatment of gains and losses related to debt extinguishments and should only be classified as extraordinary items if they meet certain criteria. The provisions of this Statement were effective beginning May 15, 2002. The fiscal 2002 financial statements included herein reflect the adoption of SFAS No. 145 as of the beginning of the Company’s fiscal year. Prior year financial statements have also been restated to reflect the adoption of SFAS No. 145.

The tables that follow show the reconciliation of changes to items reported for the adoption of SFAS 145 (in thousands):

	Fiscal Year Ended January 27, 2001
	As Originally Reported	Adjustments Per SFAS 145	As Adjusted Results
Operating income	$12,952	$—	$12,952
Minority interest in income of subsidiary	67	—	67
Equity in earnings of affiliate	2,293	—	2,293
Gain on forgiveness of debt	—	1,816	1,816
Net interest expense	17,151	11,441	28,592

Loss before income taxes and extraordinary item	(1,973)	(9,625)	(11,598)
Income tax expense (benefit)	968	(4,008)	(3,040)

Net income before extraordinary item	(2,941)	(5,617)	(8,558)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	(5,617)	5,617	—

Net loss	$(8,558)	$—	$(8,558)

	Fiscal Year Ended January 26, 2002
	As Originally Reported	Adjustments Per SFAS 145	As Adjusted Results
Operating income	$38,448	$—	$38,448
Minority interest in income of subsidiary	29	—	29
Equity in earnings of affiliate	1,534	—	1,534
Gain on forgiveness of debt	—	1,728	1,728
Net interest expense	23,645	548	24,193

Income before income taxes and extraordinary item	16,308	1,180	17,488
Income tax expense	8,774	430	9,204

Net income before extraordinary item	7,534	750	8,284
Extraordinary gain (loss) on early extinguishment of debt, net of tax	750	(750)	—

Net income	$8,284	$—	$8,284

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to materially impact the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method after December 15, 2002. The Company has adopted the applicable disclosure provisions of SFAS No. 148 in its consolidated financial statements for the year ended January 25, 2003.

Forward-looking Statements

The Company may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Annual Report on Form 10-K as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; environmental matters; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although we are not subject to material foreign currency exchange risk, we are exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest changes do not impact future cash flow and earnings, but do impact the fair market value of such debt of $51.0 million and fixed rate debt of $175.3 million. The variable interest rate per annum applicable to borrowings under Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon the LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. See “Note 12 Long-Term Debt” in the accompanying financial statements.

Item 8.    Financial Statements and Supplemental Data

See the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and subsidiaries included herein beginning on page F-1 and listed on the index to financial statements set forth in Item 15 (a) of this Form 10-K report.

Item 9.    Change In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective June 28, 2002, the Company engaged Ernst & Young LLP as our independent auditor for the fiscal year ended January 25, 2003. We dismissed our previous independent accountant, Arthur Andersen, LLP, effective June 28, 2002. In connection with the audits of the two fiscal years ended January 26, 2002 there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their report.

25

The report of Arthur Andersen LLP on the consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except the report of Arthur Andersen LLP dated as of March 28, 2002 (except with the respect to the matter discussed in the last paragraph of Note 18 to which the date is May 2, 2002) of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 26, 2002 that stated that Arthur Andersen LLP did not audit the financial statements of Crossley Carpet Ltd. as of January 27, 2001 and January 26, 2002 and for the two years ended January 26, 2002 but rather relied on the report of other auditors in connection with these matters.

We have not been able to obtain, after reasonable efforts, written consent of Arthur Andersen LLP to our naming it in these financial statements as having certified our consolidated financial statements for the two years ended January 26, 2002, as required by Section 7 of the Securities Act.

24.1

PART III

Item 10.    Directors and Executive Officers

The following table sets forth the names and ages for each of the directors of Tandus Group, Inc. and each of our directors and executive officers and the positions they hold:

Name
Edgar M. (Mac) Bridger	51	President and Executive Officer and Director of the Company and Director of Tandus Group
Lee H. Schilling	62	Senior Vice President of Marketing and Sales of the Company
Darrel V. McCay	42	Vice President, Chief Financial Officer and Secretary of the Company and Director of Tandus Group
Wallace J. Hammel	57	Vice President of Manufacturing of the Company
Jeffrey M. Raabe	41	Vice President of Sales of the Company
Henry L. Millsaps, Jr.	47	Vice President of Human Resources of the Company
Ralph H. Grogan	45	Chief Executive Officer and President of Monterey
Gordon Laing	42	Chief Executive Officer and President of Crossley
Ronald N. Beck	47	Chairman of the Board of Directors of Tandus Group
Stephen M. Burns	41	Director of Tandus Group
Timothy C. DeVries	46	Director of Tandus Group
Caleb S. Kramer	33	Director of the Company and of Tandus Group
Jason A. Mehring	31	Director of the Company and of Tandus Group
Robert F. Perille	44	Director of Tandus Group

Set forth is a brief description of the business experience of each of our directors and executive officers.

Edgar M. (Mac) Bridger has served as President and Chief Executive Officer of the Company since February 1997, and as a director of the Company since February 1997. Prior to that time, he has served as the Company’s President from December 1993 to February 1997. In addition, Mr. Bridger served as Vice President of Sales from February 1993 to November 1993 and served as National Sales Manager from July 1991 to January 1993.

Lee H. Schilling has served as Senior Vice President of Marketing and Sales of the Company since June 1994. Prior to that time, he served as Vice President of Marketing and Sales from July 1987 to June 1994. From January 1985 to July 1987, Mr. Schilling served as National Sales Manager.

Darrel V. McCay has served as Vice President, Chief Financial Officer and Secretary of the Company since February 1997 and as a director of Tandus Group since February 1997. Prior to that time, he served as Vice President of Administration and Control from August 1994 to February 1997. From March 1989 to August 1994, Mr. McCay also served as Division Controller.

Wallace J. Hammel has served as Vice President of Manufacturing of the Company since April 1994. From July 1991 to April 1994, Mr. Hammel served as the Director of the Customer Service and Claims of the Company. Mr. Hammel joined the Company in March 1983 as a Finishing Manager.

Jeffery M. Raabe has served as Vice President of Sales of the Company since February 1996. Prior to that time, he served as the Southeast Direct Sales manager and Director of North American Sales of the Company from October 1990 to February 1996. Mr. Raabe joined the Company in January 1989 as a Contract Specialist in Atlanta, Georgia.

Henry L. Millsaps, Jr. has served as Vice President of Human Resources of the Company since April 1995. Mr. Millsaps joined the Company in 1980 and served as Human Resource Director from March 1988 until April 1995.

Ralph H. Grogan joined the Company as Chief Executive Officer and President of Monterey in December 2002. Prior to that time, Mr. Grogan was with Burlington Industries, Inc. for 22 years. While with Burlington Industries, Inc., he served most recently as President of Burlington House Floor Accent Division from 1999 to 2002 and as Vice President and General Manager of Lees Carpet from 1994 until 1999. Mr. Grogan has 12 years of carpet industry experience.

Gordon Laing has served as Chief Executive Officer and President of Crossley since August 1999. Prior to that time, he served as Vice President Finance Administration of Crossley from January 1995 to August 1999. Mr. Laing was the Director of Finance and Administration Chief Financial Officer of Crossley from January 1994 to January 1995.

Ronald N. Beck has been Chairman of the Board of Tandus Group since January 2001. He joined Oaktree Capital Management, LLC as Managing Director in May 2000 and is the co-head of the Principle Opportunities Group, which includes OCM Principle Opportunities Fund II, L.P. and its predecessor funds. Prior to joining Oaktree Capital Management, LLC, Mr. Beck managed Seneca Capital Partners LLC, a private equity investment firm that he co-founded in 1996. Mr. Beck holds a B.A. in Economics from Stanford University, a J.D. from Stanford Law School and an M.B.A. from the Stanford Graduate School of Business.

Stephen M. Burns has been a director of Tandus Group since November 1996. He has been a Vice President of Quad-C Management, Inc. since 1992. Prior to joining Quad-C Management, Mr. Burns was Vice President of Paribas North American and Paribas.

Timothy C. DeVries has been a director of the Company since January 2001. He has been with Norwest Equity Partners since 1998. Prior to that time, he worked at Churchill Companies, where for more than 11 years he led Churchill’s real estate, financial services and industrial acquisition efforts. Mr. DeVries holds a B.A. from Bethel College.

Caleb S. Kramer has been a director of the Company since January 2001 and a director of Tandus Group since January 2001. He is a Managing Director of Oaktree Capital Management, LLC. Prior to joining Oaktree Capital Management, LLC in May 2000. Mr. Kramer co-founded Seneca Capital Partners, LLC, a private equity investment firm. From 1994 to 1996, Mr. Kramer was employed by Archon Capital Partners, an investment firm. Mr. Kramer holds a B.A. in economics from the University of Virginia.

Jason A. Mehring has been a director of the Company since January 2001 and a director of Tandus Group since January 2001. He is a Principal with BACI and has been with Bank of America Corporation and its predecessors since 1994. Prior to that time, Mr. Mehring was with Firststar, a regional commercial bank based in Milwaukee. Mr. Mehring holds a B.B.A. from the University of Wisconsin-Eau Claire and an M.B.A. from The J.L. Kellogg School of Management at Northwestern University.

Robert F. Perille has been a director of Tandus Group since January 2001. Mr. Perille is a Managing Director of BACI. Mr. Perille has been employed by Bank of America Corporation and its predecessors since 1980. Mr. Perille is also a director of Zimmerman Sign Company. Mr. Perille holds a B.A. from Lawrence University and an M.B.A. from Babson College.

Committees of the Board of Directors

Tandus Group’s board of directors currently has three standing committees. Its executive committee is composed of Mr. Beck, who is the chairman, and Messrs. Bridger and Perille. Its compensation committee is composed of Mr. Perille, who is the chairman, and Messrs. Beck and Bridger. Its audit committee is composed of Mr. Mehring, who is the chairman, and Messrs. DeVries and Kramer. Each of these committees was established in October 2001. Our board of directors does not currently have any standing committees.

Director Compensation

None of Tandus Group’s or The Company’s directors are entitled to receive any fees for serving as directors. All of Tandus Group’s and our directors are reimbursed for out-of pocket expenses related to their service as directors.

Compliance with Section 16(a) of the Exchange Act.

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 11.    Executive Compensation

The following table sets forth certain information concerning compensation of the Company’s Chief Executive Officer and each of the other four most highly compensated executive officers (“Named Executive Officers”) during the fiscal years presented.

Summary Compensation Table

	Annual Compensation ($)(a)				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards(#)	All Other Compensation(b)(c)
Edgar M. Bridger President and Chief Executive Officer	2002 2001 2000	$340,000 306,667 300,000	$	— — 243,000	— 8,559.25 —	$8,122 5,828 5,351

Lee H. Schilling Senior Vice President of Marketing and Sales	2002 2001 2000	$184,740 176,000 168,000	$	— — 108,864	— 2,853.08 —	$3,286 855 2,958

Darrel V. McCay Vice President and Chief Financial Officer	2002 2001 2000	$175,585 165,833 150,000	$	— 25,000 93,960	— 3,423.70 —	$5,518 3,349 1,200

Jeffrey M. Raabe Vice President of Sales	2002 2001 2000	$170,000 160,000 145,750	$	— — 94,446	— 3,432.70 —	$3,058 3,461 3,199

Wallace J. Hammel Vice President of Manufacturing	2002 2001 2000	$169,167 160,000 145,750	$	— — 94,446	— 2,853.08 —	$4,362 4,648 3,392

(a)	None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus.
(b)

Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2002: $2,622 for Mr. Bridger, $3,289 for Mr. Schilling, $518 for Mr. McCay, $530 for Mr. Raabe and $2,262 for Mr. Hammel. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2002: $5,500 for Mr. Bridger, $0 for Mr. Schilling, $5,000 for Mr. McCay, $2,538 for Mr. Raabe, and $2,100 for Mr. Hammel. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2001; $2,123 for Mr. Bridger, $855 for Mr. Schilling, $763 for Mr. Raabe, $943 for Mr. Hammel and $805 for Mr. McCay. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2001; $3,705 for Mr. Bridger, $0 for Mr. Schilling, $2,698 for Mr. Raabe, $3,705 for Mr. Hammel and $2,544 for Mr. McCay. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2000: $2,056 for Mr. Bridger, $806 for Mr. Schilling, $561 for Mr. Raabe, $561 for Mr. Hammel and $596 for Mr. McCay. Includes 401(k) plan employer matching contribution on behalf of each of the executive officers above for fiscal 2000: $3,295 for Mr. Bridger, $2,152 for Mr. Schilling, $2,638 for Mr. Raabe, $2,831 for Mr. Hammel and $604 for Mr. McCay.

(c)	Excludes payments of amounts relating to the cancellation of all outstanding stock options in connection with our January 2001 recapitalization.

Stock Option Grants in Last Fiscal Year

No options were granted during fiscal 2002 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by the Named Executive Officers in fiscal 2002 and there is no market for Tandus’s common stock.

Retirement Plan

Provided certain eligibility requirements are met, at the end of each calendar month pay credits are added to a participant’s account under the Company’s Pension Account Plan (the “Plan”). The percentage of compensation is based on the participant’s length of credited service and compensation (as defined in the Plan) during that month. For participants aged 50 or older, the percentage of compensation is based on either credited service or age, whichever results in a higher percentage.

The following chart sets forth how pay credits were determined under the Company’s plan:

Eligibility Requirements			Percentage of Compensation Used to Determine Pay Credits
Years of Credited Service	or	Age	Up to 1/3 of the S.S. Wage Base	Over 1/3 of the S.S. Wage Base
less than 10		less than 50	2.5%	4.5%
10 – 14		50 – 54	3.0%	5.5%
15 – 19		55 – 59	4.0%	6.5%
20 – 24		60 – 64	5.0%	8.0%
25 or more		65 or more	6.0%	10.0%

Participants make no contributions to the Plan. Employer contributions are 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the Plan. The estimated annual benefits payable upon retirement at normal retirement age under the Plan for Messrs. Bridger, Schilling, Raabe, Hammel and McCay are $12,504, $7,857, $16,846, $9,341 and $16,698, respectively. Participants in the Plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment. During fiscal 2002, the Company elected to freeze the plan.

Compensation Committee Interlocks and Insider Participation

No member of our Board of Directors serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Employment Agreements

The Company has no employment agreement with any Named Executive Officer.

Compensation Committee Report

The Compensation Committee of Tandus’ Board of Directors (the “Compensation Committee”) also serves as our compensation committee. During fiscal 2002, the Compensation Committee was comprised of Messrs. Bridger, Beck and Perille (Chairman). The Compensation Committee is responsible for:

•	setting our compensation philosophy and policies;

•	establishing the compensation of our Chief Executive Officer and approving the compensation of the other executive officers; and

•	administering and awarding options and other awards under our stock incentive plans.

Our compensation policies are designed to align the financial interests of our management with those of our shareholders, and to take into account our operating environment and expectations for continued growth and enhanced profitability. Compensation for each of our executive officers generally consists of a base salary and the opportunity to receive annual bonus.

The Compensation Committee’s current philosophy is that the predominate portion of an executive’s compensation should be based directly upon the value of incentive compensation in the form of cash bonuses. The Compensation Committee believes that providing executives with the opportunity to obtain cash bonuses, while maintaining our base salaries at competitive levels, will enable us to attract and retain executives with the outstanding management abilities and entrepreneurial spirit who are essential to our success.

Furthermore, the Compensation Committee believes that this approach to compensation, as well as the opportunity to receive cash bonuses based on our financial performance, motivates executives to perform to their fullest potential.

Base Salary.    At least annually, the Compensation Committee reviews salary recommendations for our executives and then approves such recommendations, with any modifications it considers appropriate. The annual salary recommendations for such persons are made under the ultimate direction of the Chief Executive Officer, based on total compensation packages for comparable companies in our industry, as well as evaluations of the individual executive’s past and expected future performance. Similarly, the Compensation Committee fixes the base salary of the Chief Executive Officer based on its review of competitive compensation data from companies in our industry, the Chief Executive Officer’s overall compensation package, and the Compensation Committee’s assessment of his past performance, our performance and its expectation as to his future performance in leading us.

Annual Bonuses.    The Compensation Committee determined the bonus in fiscal 2002 to be paid to our Chief Executive Officer based upon our bonus plan which outlines certain profitability targets. A bonus may also be paid to our Chief Executive Officer in the discretion of the Compensation Committee. Bonus recommendations for Named Executive Officers, other than the Chief Executive Officer, were made under the direction of the Chief Executive Officer and were reviewed and approved by the Compensation Committee.

Compensation of Chief Executive Officer.    The base salary paid to Mr. Bridger is reviewed annually by the Compensation Committee and may be adjusted based on competitive compensation information available to the Compensation Committee, his overall compensation package and the Compensation Committee’s assessment of his past experience and its expectation as to his future contributions in leading us and our businesses.

The Compensation Committee evaluates our compensation policies and procedures with respect to executives on an ongoing basis. Although the Compensation Committee believes that current compensation policies have been successful in aligning the financial interests of executive officers with those of our shareholders and with our performance, it continues to examine what modifications, if any, should be implemented to further link executive compensation with both individual and our performance.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits amounts that can be deducted for compensation paid to certain executives to $1,000,000 unless certain requirements are met. No executive officer receives compensation in excess of $1,000,000 and therefore there are no compensation amounts that are nondeductible at present. The Compensation Committee will continue to monitor the applicability of Section 162(m) to our compensation program.

Submitted by the Compensation Committee Robert F. Perille (Chairman) Edgar M. Bridger Ronald N. Beck

Item 12.    Security Ownership of Certain Beneficial Owners and Management

All of our outstanding capital stock is owned by Tandus Group. The table below sets forth certain information regarding the beneficial ownership of Tandus Group’s common stock as of April 24, 2003 by (i) each person known to us to beneficially own more than 5% of any class of Tandus Group’s common stock, (ii) each of the directors of Tandus Group and each of our directors and named executed officers and (iii) all of the directors of Tandus Group and all of our directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name	Number of Shares of Common Stock	Percentage of Common Stock
Principal Stockholders:
OCM Principal Opportunities Fund II, L.P.(1) 333 South Grand Avenue 28th Floor Los Angeles, CA 90071	112,044.82	34.68%
BancAmerica Capital Investors II, L.P.(2) 231 South LaSalle Street Chicago, IL 60697	91,036.41	28.17%
Norwest Equity Partners VII, L.P.(3) 300 Sand Hill Road Menlo Park, CA 94025	28,011.20	8.67%
Quad-C Management, Inc.(4) 230 East High Street Charlottesville, VA 22902	27,091.39	8.38%
Abu Dhabi Investment Authority(5) P. O. Box 7106 Comiche Street Abu Dhabi, United Arab Emirates	21,008.40	6.50%

Directors and Executives Officers(6)
Edgar M. Bridger	6,302.52	1.95%
Lee H. Schilling	2,450.98	*
Jeffery M. Raabe	2,100.84	*
Wallace J. Hammel	1,820.73	*
Darrel V. McCay	2,240.90	*
Ronald N. Beck(7)	—	*
Stephen M. Burns(8)	83.87	*
Timothy C. DeVries(9)	—	*
Caleb S. Kramer(10)	—	*
Jason A. Mehring(11)	—	*
Robert F. Perille(12)	—	*
All directors and officers as a group (14 people)	16,708.52	5.17%

*	Less than one percent
(1)	Oaktree Capital Management, LLC, as the sole general partner of the Oaktree Fund, may be deemed to beneficially own the shares held of record by the Oaktree Fund.
(2)	BancAmerica Capital Management II, L.P., as the general partner of BancAmerica Capital Investors II, L.P. (“BACI L.P.”), may be deemed to beneficially own the shares held of record by BACI L.P. BACM II GP, LLC, as the general partner of BancAmerica Capital Management II, L.P., may also be deemed to beneficially own the shares held of record by BACI L.P.

(3)	Itasca LBO Partners VII, LP, as the general partner of Norwest Equity Partners VII, LP, may be deemed to beneficially own the shares held by Norwest Equity Partners VII, L.P.
(4)	Includes 1,062.41 shares of common stock owned by Quad-C Partners II, L.P. (Quad-C II”). 2,012.98 shares of common stock owned by Quad-C Partners III, L.P. (Quad-C III”), 12,832.76 shares of common stock owned by Quad-C Partners IV, LP (“Quad-C IV”), 5,376.34 shares of common stock owned by QCP Investors, LLC (“QCP Investors”) and 215.28 shares of common stock owned by QPC Investors II LLC (“QCP Investors II). Quad-C XI, L.L.C. as the general partner of Quad-C II; Quad-C II, L.L.C. as the general partner of Quad-C III, L.L.C.; and Quad-C IV, L.L.C. as the general partner of Quad-C IV, may be deemed to beneficially own shares held of record by the entity of which it is the general partner. Terry Daniels, as the managing member of each of these general partners, and as the managing member of each of QCP investors and QCP Investors II, may also be deemed to beneficially own the shares held of record by each of these entities. Also includes 5,591.62 shares of common stock owned of record by Paribas Principal Inc., which Quad-C Management, Inc. has the power to vote pursuant to a proxy.
(5)	The Abu Dhabi Investment Authority is an instrumentality of the government of the Emirate of Abu Dhabi and is wholly owned and controlled by that government.
(6)	The address of each director and executive officer is c/o Collins & Aikman Floorcoverings, Inc., 311 Smith Industrial Boulevard, Dalton, Georgia 30722.
(7)	Mr. Beck is a co-manager of Oaktree Fund and the Principal Opportunities Group of Oaktree Capital Management, LLC. Mr. Beck disclaims beneficial ownership of all shares beneficially owned by Oaktree Fund, except for those shares which he has pecuniary interest.
(8)	Mr. Burns is a Vice-President of Quad-C Management, Inc. Mr. Burns disclaims beneficial ownership of all shares owned by Quad-C Management, Inc. except for those shares in which he has a pecuniary interest.
(9)	Mr. DeVries is a Partner of Norwest Equity Partners. Mr. DeVries disclaims beneficial ownership of all shares beneficially owned by Norwest Equity Partners, except for those shares in which he has a pecuniary interest.
(10)	Mr. Kramer is a Managing Director of Oaktree Capital Management, LLC. Mr. Kramer disclaims beneficial ownership of all shares beneficially owned by Oaktree Fund, except for those shares in which he has a pecuniary interest.
(11)	Mr. Mehring is a Principal of BACI L.P. Mr. Mehring disclaims beneficial ownership of all shares beneficially owned by BACI L.P., except those shares in which he has a pecuniary interest.
(12)	Mr. Perille is a Managing Director of BACI L.P. Mr. Perille disclaims beneficial ownership of all shares beneficially owned by BACI L.P., except those shares in which he has a pecuniary interest.

Item 13.    Certain Relationships and Related Transactions

In connection with the January 2001 recapitalization, the Company entered into Professional Services Agreements with each of Oaktree Fund and a certain affiliate of BACI. The term of both agreements are substantially the same. Oaktree Fund and an affiliate of BACI will provide management and financial consulting services to us as we may request from time to time. These services will include consulting on business strategy, future investments, future acquisitions and divestitures, and debt and equity financing. For these services we have agreed to pay each of Oaktree Fund and BACI’s affiliate quarterly fees of $62,500 and to reimburse them for reasonable travel and other out-of-pocket fees and expenses incurred by them in providing services to us (including, but not limited to, fees and expenses incurred in attending Company related meetings). We have also agreed to indemnify each of Oaktree Fund and BACI against any losses they may suffer arising out of the services they provide to us in connection with these agreements, such as losses arising from third party suits. The agreements terminate on the first of the date on which Oaktree Fund and BACI, as the case may be, own less than 25% of the capital stock in Tandus Group they purchased in the January 2001 recapitalization, the date on which Tandus Group is either sold to a party who does not currently own more than 5% of Tandus Group’s common stock or substantially all the assets of Tandus Group are sold.

Item 14.    Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(2)    FINANCIAL SCHEDULE:

The following financial statement schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the fiscal years ended January 27, 2001, January 26, 2002 and January 25, 2003 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and Subsidiaries and related footnotes.

Page Number
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

(3)    EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

3.1

Certificate of Incorporation of Collins & Aikman Floorcoverings, Inc., as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

3.2	By-Laws of Collins & Aikman Floorcoverings, Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

4.1

Indenture, dated February 15, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc. and The Bank of New York, as Trustee, for 9 3/4% Senior Subordinated Notes Due 2010 (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

4.2

Registration Rights Agreement, dated as of February 20, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Credit Suisse First Boston Corporation, Banc of America Securities, LLC, BNP Paribas Securities Corp., First Union Securities, Inc. and Fleet Securities, Inc. (Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

EXHIBIT NUMBER	DESCRIPTION

10.1

Credit Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the lenders named therein and Credit Suisse First Boston Corporation, as Administrative Agent, BNP Paribas, as Syndication Agent and Fleet Capital Corporation, as Documentation Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.2

Amendment No. 1 to Credit Agreement, dated February 11, 2002, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc. the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.3

Security Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.4

Pledge Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.5

Investor Rights Agreement, dated January 25, 2001, by and among OCM Principal Opportunities Fund II, L.P., BancAmerica Capital Investors II, L.P., the rollover participants named therein, the co-investors named therein, the executives named therein and the stockholders named therein (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.6

Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and OCM Principal Opportunities Fund II, L.P. (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.7

Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and BA SBIC Sub, Inc. (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.8

Tradename License Agreement, dated as of February 6, 1997, by and between Collins & Aikman Floor Coverings Group, Inc., CAF Holdings, Inc. and Collins & Aikman Floorcoverings, Inc. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed on June 4, 1997, as amended (File No. 333-24699)).

10.9

Asset Purchase Agreement, dated as of May 1, 2002, by and among CAF Extrusion, Inc., Collins & Aikman Floorcoverings, Inc., Candlewick Yarns, Inc., Bretlin, Inc. and Dixie Group, Inc. (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.10	Debt Restructuring Agreement dated December 23, 1998 by and among Crossley Carpet Mills Limited, Montreal Trust Company of Canada and W.L. Single.

10.11	2001 Tandus Group, Inc. Executive and Management Stock Option Plan.

10.12	2001 Tandus Group, Inc. Management Stock Purchase Plan.

EXHIBIT NUMBER	DESCRIPTION

21.1	List of Subsidiaries.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC.

By:	/s/ EDGAR M. BRIDGER
Edgar M. Bridger President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and the capacities and on the dates indicated.

Name	Title	Date
/s/ EDGAR M. BRIDGER Edgar M. Bridger	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2003

/s/ DARREL V. MCCAY Darrel V. McCay	Vice President, Chief Financial Officer and Director (Principal Financial & Accounting Officer)	April 24, 2003

/s/ CALEB S. KRAMER Caleb S. Kramer	Director	April 24, 2003

/s/ JASON A. MEHRING Jason A. Mehring	Director	April 24, 2003

CERTIFICATION

I, Edgar M. Bridger, certify that:

1.    I have reviewed this annual report on Form 10-K of Collins & Aikman Floorcoverings, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/    EDGAR M. BRIDGER

Edgar M. Bridger

President and Chief Executive Officer

CERTIFICATION

I, Darrel V. McCay, certify that:

1.    I have reviewed this annual report on Form 10-K of Collins & Aikman Floorcoverings, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/    DARREL V. MCCAY

Darrel V. McCay

Vice President and Chief Financial Officer

NOTE:	THIS IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP, OUR FORMER INDEPENDENT ACCOUNTANTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Collins & Aikman Floorcoverings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of COLLINS & AIKMAN FLOORCOVERINGS, Inc. (a Delaware corporation) AND SUBSIDIARIES as of January 27, 2001 and January 26, 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended January 26, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Crossley Carpets Ltd. as of January 27, 2001 and January 26, 2002 and for the two years in the period ended January 26, 2002, which statements reflect total assets and total revenues of 8.0% and 11.0% in 2001, respectively, and 9.0% and 11.0% in 2002, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 27, 2001 and January 26, 2002 and the results of their operations and their cash flows for each of the three years in the period ended January 26, 2002 in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia

March 28, 2002

(except with respect to the matter

discussed in the last paragraph of Note 18

to which the date is May 2, 2002)

REPORT OF INDEPENDENT AUDITORS

To the Stockholder and Board of Directors of Collins & Aikman Floorcoverings, Inc.:

We have audited the accompanying consolidated balance sheet of COLLINS & AIKMAN FLOORCOVERINGS, INC. (a Delaware corporation) and Subsidiaries as of January 25, 2003, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year ended January 25, 2003. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the two years ended January 26, 2002 were audited by other auditors who have ceased operations and whose report dated March 28, 2002 (except with respect to the matter discussed in the last paragraph of Note 18 to which the date is May 2, 2002) expressed an unqualified opinion on those statements and schedule (except for the reference to and reliance thereon of other auditors for the audits of the financial statements of Crossley Carpets Ltd. as of January 27, 2001 and January 26, 2002 and for the two years in the period ended January 26, 2002, which statements reflect total assets and total revenues of 8.0% and 11.0% in 2001, respectively, and 9.0% and 11.0% in 2002, respectively, of the related consolidated totals) before the restatement adjustments reflected on the consolidated balance sheet as of January 26, 2002, consolidated statements of operations and consolidated statements of cash flows for the years ended January 26, 2002 and January 27, 2001, as described in Note 3 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 25, 2003 and the results of their operations and their cash flows for the year ended January 25, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended January 25, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements and schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the two years ended January 26, 2002, were audited by other auditors who have ceased operations. As reflected in the consolidated statements of operations for the two years ended January 26, 2002, and as further described in Note 3, the Company reclassified the gain (loss) on early extinguishment of debt, net of tax, from an extraordinary item to net interest expense and gain on forgiveness of debt in accordance with the issuance of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64.” Additionally, the gains (losses) related to the early extinguishment of debt were separately disclosed in the Company’s consolidated statements of cash flows, which were revised to conform with the SFAS No. 145 presentation. The Company also presented these same reclassifications in Note 20. Our audit procedures included: (a) agreeing the previously reported net income (loss) and the amounts related to extraordinary gain (loss) on early extinguishment of debt, net of tax, to the previously issued financial statements, (b) agreeing the adjustments to reported income (loss) to reclassify the gain (loss) on extinguishment of debt to net interest expense or gain on forgiveness of debt and to income tax expense (benefit) related to the consolidated statements of operations and to Note 20 for the two years ended January 26, 2002 to the Company’s underlying records obtained from management, (c) agreeing reclassifications in the January 27, 2001 and January 26, 2002 consolidated statements of cash flows and in Note 20 from extraordinary gain (loss) on early extinguishment of debt to gain (loss) on foregiveness of debt and amortization and write off of deferred financing fees as a result of SFAS No. 145 to the Company’s underlying records obtained from management and (d) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss).

As also discussed in Notes 3 and 10, the consolidated financial statements of the Company as of January 26, 2002, have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (“SFAS No. 142”), which was adopted by the Company as of January 27, 2002. In addition, the consolidated balance sheet of the Company as of January 26, 2002 has been revised to reflect separately goodwill and other intangible assets as required by SFAS No. 142. Our audit procedures with respect to the reclassification in the consolidated balance sheet and the additional disclosures in Notes 3 and 10 included (a) agreeing the previously reported goodwill and other intangibles assets, net in the years ended January 26, 2002 to the previously issued financial statements, (b) agreeing adjustments to separately reflect goodwill and other intangible assets, net to the Company’s underlying records obtained from management, (c) agreeing the adjustments to previously reported net income (loss) for the year ended January 26, 2002 and January 27, 2001 representing goodwill and trade name amortization expense that is no longer being amortized as result of initially applying SFAS No. 142 to Company’s underlying records obtained from management, (d) testing the mathematical accuracy of the reclassification in the balance sheet and the reconciliation of reported net income (loss) to adjusted net income (loss), and (e) as of January 26, 2002, agreeing accumulated amortization for non-compete and patent intangible assets, and the net carrying amount of trade name intangible assets to the Company’s underlying records obtained from management.

In our opinion, the above adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the January 27, 2001 and January 26, 2002 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on those consolidated financial statements taken as a whole.

/s/    Ernst & Young LLP

Chattanooga, Tennessee

April 18, 2003

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended January 27, 2001, January 26, 2002 and January 25, 2003

(In Thousands)

	Fiscal Year Ended
	January 27, 2001 (52 weeks)	January 26, 2002 (52 weeks)	January 25, 2003 (52 weeks)
NET SALES	$341,293	$322,036	$321,165

COST OF GOODS SOLD	219,969	207,036	211,020
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	108,372	76,552	72,709

	328,341	283,588	283,729

OPERATING INCOME	12,952	38,448	37,436

MINORITY INTEREST IN INCOME OF SUBSIDIARY	67	29	20
EQUITY IN EARNINGS OF AFFILIATE	2,293	1,534	1,733
GAIN ON FORGIVENESS OF DEBT	1,816	1,728	570
NET INTEREST EXPENSE	28,592	24,193	23,910

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(11,598)	17,488	15,809

INCOME TAX (BENEFIT) EXPENSE	(3,040)	9,204	6,788

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(8,558)	8,284	9,021

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(3,240)

NET INCOME (LOSS)	$(8,558)	$8,284	$5,781

The accompanying notes are an integral part of these consolidated statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of January 26, 2002 and January 25, 2003

(In Thousands, Except Share Amounts)

	January 26, 2002	January 25, 2003
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$6,234	$20,907
Accounts Receivable, net of allowances of $745 and $865 in fiscal 2001 and 2002, respectively	33,524	38,527
Inventories	31,834	35,721
Deferred Tax Assets	3,955	1,863
Prepaid Expenses and Other	1,667	1,699

Total Current Assets	77,214	98,717
PROPERTY, PLANT AND EQUIPMENT, NET	45,390	66,258
DEFERRED TAX ASSETS	3,876	870
GOODWILL	95,987	98,378
OTHER INTANGIBLES, NET	40,560	43,100
OTHER ASSETS	7,406	11,090

	$270,433	$318,413

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts Payable	$11,416	$15,919
Accrued Expenses	19,150	18,714
Current Portion of Long Term Debt	4,787	12,105

Total Current Liabilities	35,353	46,738

OTHER LIABILITIES, INCLUDING POSTRETIREMENT BENEFIT OBLIGATION	3,991	5,529
LONG TERM DEBT	185,197	218,666
MINORITY INTEREST	310	330

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDER’S EQUITY:
Common Stock ($.01 par value per share, 1,000 shares authorized, issued and outstanding fiscal 2001 and fiscal 2002)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(26,108)	(23,480)
Accumulated Other Comprehensive Loss	(958)	(2,018)

	45,582	47,150

	$270,433	$318,413

The accompanying notes are an integral part of these consolidated statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

For The Years Ended January 27, 2001, January 26, 2002 and January 25, 2003

(In Thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock (Shares)	Paid-In Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 29, 2000	1,000	$51,576	$18,912	$208	$—	$70,696

Net loss .	—	—	(8,558)	—	—	(8,558)
Net capital contributions by Tandus Group, Inc.	—	849	—	—	—	849
Cancellation of stock options	—	20,223	—	—	—	20,223
Dividend to parent	—	—	(40,131)	—	—	(40,131)
Foreign currency translation adjustment	—	—	—	(184)	—	(184)
Minimum pension liability adjustment, net of tax	—	—	—	—	(146)	(146)

BALANCE, January 27, 2001	1,000	72,648	(29,777)	24	(146)	42,749

Net income	—	—	8,284	—	—	8,284
Dividend to parent	—	—	(4,615)	—	—	(4,615)
Foreign currency translation adjustment	—	—	—	(543)	—	(543)
Minimum pension liability adjustment, net of tax	—	—	—	—	(293)	(293)

BALANCE, January 26, 2002	1,000	72,648	(26,108)	(519)	(439)	45,582

Net income	—	—	5,781	—	—	5,781
Dividend to parent	—	—	(3,153)	—	—	(3,153)
Foreign currency translation adjustment	—	—	—	(290)	—	(290)
Minimum pension liability adjustment, net of tax	—	—	—	—	(770)	(770)

BALANCE, January 25, 2003	1,000	$72,648	$(23,480)	$(809)	$(1,209)	$47,150

The accompanying notes are an integral part of these consolidated statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended January 27, 2001, January 26, 2002 and January 25, 2003

(In Thousands)

	Fiscal Year Ended
	January 27, 2001 (52 weeks)	January 26, 2002 (52 weeks)	January 25, 2003 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,558)	$8,284	$5,781

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and leasehold amortization	9,582	10,190	8,991
Amortization of goodwill & other intangible assets	8,066	7,704	5,461
Amortization and write off of deferred financing fees	12,643	1,635	3,975
Change in deferred income tax	(5,386)	763	5,098
Equity in earnings of affiliate	(2,293)	(1,534)	(1,733)
Minority interest in income of subsidiary	67	29	20
Gain on forgiveness of debt	(1,816)	(1,728)	(570)
Cancellation of Tandus Group, Inc. stock options	30,223	—	—
Non-cash goodwill impairment charge	—	2,242	—
Cumulative effect of change in accounting principle	—	—	3,240
Changes in operating assets and liabilities, net of effects of acquisitions:
Due from factor	4,813	—	—
Accounts receivable	(14,273)	14,321	(5,003)
Inventories	(2,369)	2,672	(2,456)
Accounts payable	(755)	(7,942)	4,503
Accrued expenses	4,491	1,607	(436)
Other, net	(1,248)	(154)	(1,173)

Total adjustments	41,745	29,805	19,917

Net cash provided by operating activities	33,187	38,089	25,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(728)	—	(35,170)
Equity distribution from affiliate	2,065	1,250	1,932
Additions to property, plant & equipment	(10,702)	(8,224)	(9,027)

Net cash used in investing activities	(9,365)	(6,974)	(42,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	(12,848)	(3,000)	—
Proceeds from issuance of long term debt	209,222	101	175,000
Repayments of long term debt	(161,496)	(23,118)	(133,441)
Capital contributions from Tandus Group, Inc.	849	—	—
Dividends to Tandus Group, Inc.	(33,963)	(4,615)	(3,153)
Tender premiums on repurchased senior subordinated notes	(7,411)	—	—
Cash paid for cancellation of Tandus Groups, Inc. stock options	(10,000)	—	—
Financing costs	(6,538)	—	(7,166)

Net cash (used in) provided by financing activities	(22,185)	(30,632)	31,240

NET CHANGE IN CASH	1,637	483	14,673
CASH, Beginning of Year	4,114	5,751	6,234

CASH, End of Year	$5,751	$6,234	$20,907

The accompanying notes are an integral part of these consolidated statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufacturers and markets its C&A, Monterey and Crossley brands for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, and Singapore.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”). Prior to the Recapitalization, the majority of Tandus’ outstanding capital stock was controlled by Quad-C, Inc. (“Quad-C”), a Virginia merchant banking firm, and Paribas Principal partners (“Partners”).

2.    RECAPITALIZATION

On January 25, 2001, Tandus was acquired in a recapitalization transaction by an investor group led by investment funds controlled by Oaktree and BACI, and members of management. The recapitalization was financed through a cash investment by the Oaktree and BACI Funds and other investors of $192.5 million, senior bank borrowings of $209.0 million and “rollover” equity of $38.4 million by certain existing stockholders, including members of management. The transaction was treated as a recapitalization whereby the assets and liabilities of Tandus remained at their historical cost.

In conjunction with the Recapitalization, the Company entered into a $256.0 million Senior Secured Credit Facility (the “2001 Credit Facility”) with a group of banks, of which the Company borrowed $209.0 million to extinguish its existing credit facility (Note 12), repurchase the senior subordinated notes (Note 12), pay a dividend to Tandus for $40.1 million, and pay other direct costs associated with the transaction. Of the dividend to Tandus, $6.2 million was recorded as a payable to Tandus in the accompanying financial statements at January 27, 2001. As part of the Recapitalization, all outstanding options for Tandus’ common stock were canceled either through cash settlement, issuance of common stock, or conversion to a deferred benefit, as defined. The cancellation of the options resulted in a compensation charge of approximately $30.2 million related to employees of the Company, of which $10.0 million was settled in cash and $20.2 million was settled in stock and deferred compensation of Tandus. Of the $10.0 million settled in cash, $0.3 million was paid by the Company and $9.7 million was paid on behalf of Tandus and reflected in paid-in capital. The Company also recorded an $8.9 million return of capital for the fees paid by the Company on behalf of Tandus related to the direct costs of the Recapitalization.

In fiscal 2002 and 2001, the Company paid approximately $3.2 million and $5.4 million, respectively, in additional purchase price for the recapitalization on behalf of Tandus. These amounts are shown as a dividend to parent. The fiscal 2001 amount was offset by approximately $0.8 million of a payable to Tandus that was forgiven.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc., its subsidiaries, joint venture, and its equity investment. All significant intercompany items have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the fiscal 2000 and fiscal 2001 financial statements to conform to the fiscal 2002 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The fiscal year of the Company ends on the last Saturday of January. Fiscal years are identified according to the calendar year in which the majority of the months fall. Fiscal 2000 was a 52-week year which ended on January 27, 2001, fiscal 2001 was a 52-week year which ended on January 26, 2002, and fiscal 2002 was a 52-week year which ended on January 25, 2003.

Foreign Currency

Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of stockholder’s equity. Translation adjustments resulted in changes in accumulated other comprehensive income (loss) of approximately $(184,000) in fiscal 2000, $(543,000) in fiscal 2001 and $(290,000) in fiscal 2002.

Gains and losses resulting from foreign currency transactions are recognized in income and were not material.

Revenue Recognition

Revenue is recognized when carpet products and related accessories are shipped. The terms for these sales are FOB shipping point. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer.

The Company provides installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively, in the accompanying statements of operations. These billings and expenses were $13.1 million, $14.6 million and $13.6 million for fiscal 2000, 2001 and 2002, respectively.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Goods Sold

Cost of goods sold includes raw materials, labor, manufacturing overhead, freight costs, depreciation and the cost of installation services provided to our customers through independent third-party contractors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related expenses, selling and marketing expenses, travel expenses, professional services, depreciation and amortization.

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable, and long-term debt. Because of the short-term maturity of cash and cash equivalents and trade accounts receivable, carrying value approximates fair value.

The carrying value of the senior credit facility portion of the Company’s long-term debt approximates the fair value as the Company’s credit facility (Note 12) is subject to variable interest rates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less.

Credit and Market Risk

The Company sells floorcovering products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally dose not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories

Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Repairs and maintenance are charged to operations as incurred.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. As discussed in Note 10, the Company recorded an impairment charge of $2.2 million during fiscal 2001 related to an investment in one of its subsidiaries.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Claims Reserve

The Company maintains an accrual for customer claims such as manufacturing issues, product returns, sales accommodations, shipping errors and administrative issues. The accrual is based upon historical claims analysis and is recorded monthly as a percentage of net sales. Actual claims that are paid monthly reduces the accrual.

Income Taxes

The Company accounts for income taxes under an asset and liability approach pursuant to SFAS No. 109, “Accounting for Income Taxes.” This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date.

Stock Based Compensation

At January 25, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Net income (loss) as reported	$(8,558)	$8,284	$5,781
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	—	(28)	(35)

Proforma net income (loss)	$(8,558)	$8,256	$5,746

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires the identification of reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized. SFAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption while a second test, if needed, measures the amount of impairment, if any. Any impairment change resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 142 effective January 27, 2002. The Company expects to evaluate goodwill for impairment during the fourth quarter of each year.

The net income (loss) shown below has been adjusted to reflect the results for the respective periods as if SFAS No. 142 had been in effect for all periods presented (in thousands). The impact to these items is shown net of tax.

	Fiscal Year Ended
	January 27, 2001	January 26, 2002
Net income (loss)	$(5,935)	$10,903

A reconciliation from the previously reported results to the adjusted results is shown below:
Net income (loss) as reported	$(8,558)	$8,284
Plus: Goodwill amortization	2,218	2,214
Plus: Trade name amortization	405	405

Adjusted net income (loss)	$(5,935)	$10,903

In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 will become effective for the Company on January 26, 2003 and requires recognition of a liability for an asset retirement of obligation in the period in which it is incurred. SFAS No. 143 is not expected to materially impact the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 did not have an impact on the consolidated earnings or financial position of the Company.

Effective with fiscal year 2000, the Company adopted the FASB Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Therefore, freight charged to customers is included in sales rather than as an offset to freight expense. Freight costs included in sales were $4.9 million, $4.8 million, and $4.7 million in fiscal 2000, 2001, and 2002, respectively.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement of No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and amends FASB Statement No. 13, “Accounting for Leases.” SFAS No. 145 addresses the treatment of gains and losses related to debt extinguishments and should only be classified as extraordinary items if they meet certain criteria. The provisions of this Statement are effective beginning May 15, 2002. The fiscal 2002 financial statements included herein reflect the adoption of SFAS No. 145 as of the beginning of the Company’s fiscal year. Prior year financial statements have also been restated to reflect the adoption of SFAS No. 145.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables that follow shows the reconciliation of changes to items reported for the adoption of SFAS 145 (in thousands):

	Fiscal Year Ended January 27, 2001
	As Originally Reported	Adjustments Per SFAS 145	As Adjusted Results
Operating income	$12,952	$—	$12,952
Minority interest in income of subsidiary	67	—	67
Equity in earnings of affiliate	2,293	—	2,293
Gain on forgiveness of debt	—	1,816	1,816
Net interest expense	17,151	11,441	28,592

Loss before income taxes and extraordinary item	(1,973)	(9,625)	(11,598)
Income tax expense (benefit)	968	(4,008)	(3,040)

Net loss before extraordinary item	(2,941)	(5,617)	(8,558)
Extraordinary loss on early extinguishment of debt, net of tax	(5,617)	5,617	—

Net loss	$(8,558)	$—	$(8,558)

	Fiscal Year Ended January 26, 2002
	As Originally Reported	Adjustments Per SFAS 145	As Adjusted Results
Operating income	$38,448	$—	$38,448
Minority interest in income of subsidiary	29	—	29
Equity in earnings of affiliate	1,534	—	1,534
Gain on forgiveness of debt	—	1,728	1,728
Net interest expense	23,645	548	24,193

Income before income taxes and extraordinary item	16,308	1,180	17,488
Income tax expense	8,774	430	9,204

Net income before extraordinary item	7,534	750	8,284
Extraordinary gain on early extinguishment of debt, net of tax	750	(750)	—

Net income	$8,284	$—	$8,284

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues task force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to materially impact the Company’s financial statements.

In December 2002, the SFAS issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally,

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method after December 15, 2002. The Company has adopted the applicable disclosure provisions of SFAS No. 148 in its consolidated financial statements for the year ended January 25, 2003.

4.    ACQUISITIONS AND INVESTMENT IN JOINT VENTURE

On May 8, 2002, CAF Extrusion, Inc., a wholly owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill (which was assigned an indefinite life), and $8.0 million for a supply agreement which will be amortized over its term of three years. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from  May 8, 2002. The proforma results of operations from January 27, 2002 through May 7, 2002 are not presented as those results of operations are not material to the Company’s consolidated results of operations. Additionally, proforma results of operations for the fiscal year ended January 26, 2002 are not presented as the sellers did not maintain separate and discrete financial statements.

5.    INVENTORIES

Net inventory balances are summarized below (in thousands):

	January 26, 2002	January 25, 2003
Raw materials	$12,121	$16,085
Work in process	4,693	5,309
Finished goods	15,020	14,327

	$31,834	$35,721

6.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net, are summarized below (in thousands):

	Depreciable Lives	January 26, 2002	January 25, 2003
Land and improvements	15 years	$1,760	$1,977
Buildings	35 years	15,847	18,385
Machinery and equipment	3-9 years	62,542	84,731
Leasehold improvements	Lease term or 10 years	2,924	2,854
Construction in progress	—	354	5,767

		83,427	113,714
Less accumulated depreciation and amortization		(38,037)	(47,456)

		$45,390	$66,258

Depreciation expense and leasehold amortization of property, plant and equipment was $9.6 million for fiscal 2000, $10.2 million for fiscal 2001 and $9.0 million for fiscal 2002.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

	January 26, 2002	January 25, 2003
Payroll and employee benefits	$5,192	$5,466
Accrued taxes	2,517	390
Customer claims	1,475	1,817
Fair value of derivative instruments	5,162	—
Accrued interest	1,796	7,892
Customer deposits	615	515
Accrued professional fees	765	1,412
Other	1,628	1,222

	$19,150	$18,714

8.    FACTORING OF RECEIVABLES

Prior to February 1, 2000, Monterey was party to a credit and factoring agreement with a commercial bank, under which substantially all of Monterey’s receivables were factored primarily on a nonrecourse basis with respect to collection of approved accounts. In February 2000, this agreement was terminated.

9.    INVESTMENT IN AFFILIATE

In 1993, Monterey entered into an agreement with two other parties in a partnership which operates a carpet dyeing and finishing plant. All partners are carpet manufacturers who purchase their dying and finishing requirements from the facility. On September 1, 2000, one partner withdrew from the partnership. Monterey and the remaining partner hold a one-half interest in the general partnership. As the Company does not exercise control over the partnership, the Company accounts for the partnership under the equity method of accounting.

Upon entering the partnership agreement, Monterey and the other partners each agreed to purchase carpet dyeing and finishing services exclusively from the partnership. These service agreements can be canceled with a one-year notice. Charges for these services are expected to equal prevailing market prices for comparable services. During fiscal 2000, 2001 and 2002, the Company was charged $9.9 million, $10.5 million and $9.5 million for these services, respectively.

In addition, Monterey agreed to provide certain executive management and operational services at cost while the partnership agreed to provide Monterey with certain maintenance and utility services at cost. During fiscal 2000, 2001 and 2002, the Company charged $112,000, $112,000 and $112,000 for the management and operation services while the partnership was charged the Company $329,000, $107,000 and $141,000 for the maintenance and utility services.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the adoption of SFAS No. 142, the Company obtained independent appraisals to determine the fair values of these intangible assets as of January 27, 2002 and compared their fair values with their carrying values. The Company has determined that the goodwill associated with Crossley Carpet Mills Limited (“Crossley”) is impaired based upon the fair value compared to the carrying value.

The impact of recent economic conditions and industry specific conditions affecting Crossley’s business resulted in a reduced fair value and gave rise to a non-cash goodwill impairment charge of $3.2 million. The goodwill impairment charge was recorded retroactively to January 27, 2002 as a cumulative effect of a change in accounting principle for goodwill impairment in accordance with SFAS No. 142.

This non-cash goodwill impairment charge does not impact the Company’s liquidity, cash flow or its compliance with financial or other covenants under its credit agreement or other contractual arrangements.

Goodwill and other intangible assets and related amortization are summarized below (in thousands):

	January 26, 2002		January 25, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete	$12,000	$(9,786)	$12,000	$(10,893)
Patent	27,000	(12,268)	27,000	(14,723)
Supply Agreement	—	—	8,000	(1,897)

Total	$39,000	$(22,054)	$47,000	$(27,513)

The patent is being amortized over an eleven-year period using the straight-line method. The non-compete is being amortized over a seven-year period using a double-declining balance method. The supply agreement is being amortized over a three-year period using the straight-line method.

Unamortized intangible assets:
Trade name	$23,613

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Aggregate Amortization Expense	$8,066	$7,704	$5,461

Estimated Amortization Expense

Fiscal 2003	$6,229
Fiscal 2004	$5,122
Fiscal 2005	$3,224
Fiscal 2006	$2,455
Fiscal 2007	$2,455

Changes in Carrying Amount of Goodwill	Floorcoverings Segment	Extrusion Segment	Total
Balances as of January 26, 2002	$95,987	$—	$95,987
Goodwill acquired during the year	—	5,631	5,631
Impairment losses	(3,240)	—	(3,240)

Balance as of January 25, 2003	$92,747	$5,631	$98,378

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal 2001, the Company’s United Kingdom subsidiary recorded a non-cash impairment charge of $2.2 million relating to the investment in its wholly-owned subsidiary, ACT. The impairment charge consisted of the write-off of all goodwill recorded at the initial acquisition date. The remaining investment value approximates the value of the remaining net assets as determined by third party appraisals.

11.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Substantially all domestic employees of the Company who met eligibility requirements are covered under a defined contribution plan, which is administered by the Company. The Company’s contributions are based on formulas as specified in the plan document. The accompanying statements of operations includes expenses of approximately $900,000, $854,000 and $725,000 for fiscal 2000, 2001 and 2002, respectively, for the Company’s contributions to the plan.

Domestic Defined Benefit Plan

Substantially all domestic employees of the Company who met eligibility requirements participate in a defined benefit plan, which is administered by the Company. Plan benefits are generally based on years of service and employee’s compensation during their years of employment. The Company’s policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated financial statements at January 26, 2002 and January 25, 2003 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,007	$4,279
Service cost	893	389
Interest cost	228	307
Actuarial loss	346	849
Benefits paid	(195)	(267)
Curtailment gain	—	(796)

Benefit obligation at end of year	$4,279	$4,761

Change in Plan Assets:
Fair value of plan assets at beginning of year	$2,058	$2,818
Company contributions	1,056	1,375
Actual return on plan assets	(101)	(556)
Benefits paid	(195)	(267)

Fair value of plan assets at end of year	$2,818	$3,370

Funded Status of the Plan:
Funded status at end of year	$(1,136)	$(1,391)
Unamortized net actuarial loss	1,238	1,993

Prepaid benefit cost	102	602
Additional minimum liability	(751)	(1,993)

Accrued benefit cost after additional minimum liability	$(649)	$(1,391)

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$744	$893	$388
Interest cost on project benefit obligations	158	228	307
Expected return on plan assets	(109)	(192)	(267)
Recognized net actuarial losses	23	53	121

Net periodic pension expense for year	$816	$982	$549

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at January 26, 2002 and 6.50% at January 25, 2003. The expected rate of increase in future compensation levels was 5.0% in fiscal 2001 and 2002 and the expected long-term rate of return on plan assets was 8.0% in fiscal 2001 and 2002. During fiscal 2002, the Company elected to freeze the plan.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Defined Benefit Plan

Substantially all Canadian employees of Crossley who met eligibility requirements participate in a defined benefit plan, which is administered by the Company. Plan benefits are generally based on years of service and employees’ compensation during their years of employment. The Company’s policy is to contribute annually the maximum amount that can be deducted for income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated financial statements at January 26, 2002 and January 25, 2003 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,520	$4,997
Service cost	391	430
Interest cost	277	317
Benefits paid	(141)	(260)
Change in assumptions	—	168
Actuarial gain	(50)	—

Benefit obligation at end of year	$4,997	$5,652

Change in Plan Assets:
Fair value of plan assets at beginning of period	$5,175	$5,192
Company contributions	307	342
Actual return on plan assets	(149)	(326)
Benefits paid	(141)	(260)

Fair value of plan assets at end of year	$5,192	$4,948

Funded Status of the Plan:
Funded status at end of year	$149	$(759)
Unamortized net actuarial (gain) loss	(172)	665

Accrued benefit cost	$(23)	$(94)

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$346	$391	$430
Interest cost on project benefit obligations	285	277	317
Expected return on plan assets	(344)	(334)	(340)
Recognized net actuarial (gain) loss	(6)	(10)	3

Net periodic pension expense for year	$281	$324	$410

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at January 26, 2002 and 6.75% at January 25, 2003. The expected rate of increase in future compensation levels was 5.0% in fiscal 2001 and fiscal 2002, and the expected long-term rate of return on plan assets was 7.0% in fiscal 2001 and fiscal 2002.

Postretirement Benefit Plan

The Company provides life and health coverage for certain of the Company’s retirees under the plan currently in effect. The plan is closed to new enrollment; therefore, the Company’s current employees will not be eligible for coverage when they reach retirement age. Participation in the plan is limited to those employees retired as of February 6, 1997.

The following tables provide a reconciliation of the projected benefit obligation, the funded status of the plan and amounts recognized in the Company’s financial statements at January 26, 2002 and January 25, 2003 (in thousands).

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,575	$1,687
Service cost	92	103
Interest cost	109	110
Actuarial loss (gain)	(48)	5
Benefits paid	(41)	(76)

Benefit obligation at end of year	$1,687	$1,829

Funded Status of the Plan:
Funded status at end of year	$(1,687)	$(1,829)
Unamortized net actuarial gain	(17)	(12)

Accrued benefit cost	$(1,704)	$(1,841)

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Net Postretirement Benefit Cost Includes the Following Components:
Service cost—benefits earned during the period	$70	$92	$103
Interest cost on postretirement benefit obligations	110	109	110

Net periodic postretirement expense for year	$180	$201	$213

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at January 26, 2002 and 6.5% at January 25, 2003. This plan is unfunded. The Plan does not allow for increases in employer-paid costs after 1998; therefore, the health care cost trend rate assumption has no impact on the obligation of the Company.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
10% Senior Subordinated Notes, due 2006	$250	$250
9.75% Senior Subordinated Notes, due 2010	—	175,000
Senior Secured Credit Facility	184,000	51,000
Sinking Fund Bonds	3,698	3,306
Revolving Line of Credit	—	—
Other Debt	2,036	1,215

Total Debt	$189,984	$230,771
Less Current Maturities	4,787	12,105

	$185,197	$218,666

Senior Subordinated Notes

In 1997, the Company issued $100.0 million of 10% Senior Subordinated Notes (the “Senior Notes”) due January 15, 2007. Interest is payable semi-annually commencing July 15, 1997. The Senior Notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The indenture governing the Senior Notes contains certain restrictive covenants that limit the ability of the Company, among other things, to incur additional indebtedness, to pay dividends or make certain other restricted payments, and to put limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates.

On January 25, 2001, in conjunction with the Recapitalization, the Company completed a tender offer and consent solicitation for the outstanding balance of the Senior Notes. The Company retired $84.8 million of the principal amount of the Senior Notes with a tender premium of $7.4 million. The retirement of the Senior Notes resulted in an extraordinary loss on early extinguishment of debt of $6.0 million, net of tax benefit of $4.2 million, and included the write-off of deferred financing costs associated with the issuance of the Senior Notes and the premium paid to the bondholders. Additionally during fiscal 2000, the Company repurchased $6.5 million of its Senior Notes in the open market. In connection with this transaction, the Company recorded an extraordinary loss of approximately $69,000, net of tax benefit of approximately $46,000, which included the write-off of a pro rata share of deferred financing costs associated with the issuance of the Senior Notes. These extraordinary loss items have been reclassified to conform with the presentation required by SFAS No. 145 as discussed in Note 3.

On February 20, 2002 the Company (the “Issuer”) issued at par value $175.0 million of 9.75% Senior Subordinated Notes due 2010 (the “9.75% Notes”). Interest is payable semiannually in arrears on February 15 and August 15, commencing August 15, 2002. The 9.75% Notes are unsecured obligations of the Issuer and are subordinated in right of payment to all existing and future senior debt of the Issuer. The indenture governing the 9.75% Notes contains certain restrictive covenants that limit the ability of the Issuer among other things, to incur additional indebtedness, to pay dividends or make certain other restricted payments, and to put limitations on the incurrence of indebtedness, asset dispositions, and transactions with affiliates. The 9.75% Notes are guaranteed on a senior subordinated basis by the Issuer’s existing domestic subsidiaries.

The proceeds of the offering were used to retire $125.0 million of term bank debt plus accrued interest of $0.7 million, pay fees and offering expenses of $6.3 million, and terminate existing interest rate hedging agreements for $5.2 million. The remaining proceeds of $37.5 million were used for general working capital

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes and to fund the Company’s acquisition of an extrusion manufacturing facility on May 8, 2002. In connection with this term debt prepayment, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses were $2.6 million and are reflected in interest expense in the consolidated statement of operations.

Upon the occurrence of certain events, as set forth in the indenture, the Issuer is required to repurchase the 9.75% Notes at a purchase price in cash equal to 101.0% of the principal amount, plus accrued and unpaid interest at the date of purchase. Prior to February 15, 2005, the Issuer can redeem up to 35.0% of the original principal amount of the 9.75% Notes with the proceeds of an equity offering at a price of 109.75% of the principal amount, plus accrued and unpaid interest at the date of purchase.

On or after February 15, 2006, the Issuer can redeem all or a portion of the 9.75% Notes at the redemption prices listed below, plus accrued and unpaid interest at the date of repurchase if redeemed during the twelve month period commencing February 15 of the years set forth below.

Period	Redemption Price
2006	104.875%
2007	102.438%
2008 and Thereafter	100.000%

As of January 25, 2003 the estimated fair value of the 9.75% Notes exceeded their carrying value by approximately $1.8 million.

Senior Secured Credit Facility

In conjunction with the Recapitalization, the Company entered into the 2001 Credit Facility with a group of banks consisting of a $50.0 million term loan facility (“Tranche A Term Loan Facility”), a $156.0 million term loan facility (“Tranche B Term Loan Facility”), and $50.0 million revolving credit facility, which includes a letter-of-credit sublimit of $15.0 million. The proceeds from 2001 Credit Facility were used to fund the Recapitalization which included the retirement of certain previously outstanding senior and subordinated debt and the payment of related fees and expenses.

The Tranche A Term Loan Facility will mature on January 25, 2007 and, beginning June 30, 2001, requires quarterly principal payments of $1.25 million through March 31, 2003, $1.875 million through March 31, 2004, $2.5 million through March 31, 2006, and $3.125 million through January 25, 2007. The Tranche B Term Loan Facility will mature on January 25, 2008 and, beginning June 30, 2001, requires quarterly principal payments of $0.39 million through March 31, 2007 and $36.66 million through January 25, 2008. The revolving credit portion of the 2001 Credit Facility will mature on January 25, 2007 and may be repaid and reborrowed from time-to-time. As of January 25, 2003, there was $49.3 million (net of zero borrowings and $0.7 million in letters of credit outstanding) available under the revolving credit portion of the 2001 Credit Facility. During fiscal 2001, the Company prepaid $17.1 million of term debt in addition to the scheduled payments of $4.9 million. In connection with the prepayments, the Company recorded an extraordinary loss of $315,000, net of tax benefit of $228,000, which included the write-off of a pro-rata share of deferred financing costs associated with the 2001 Credit Facility. These extraordinary loss items have been reclassified to conform with the presentation required by SFAS No. 145 as discussed in Note 3.

The Company’s obligations under the 2001 Credit Facility are secured by a pledge of all the capital stock and the tangible and intangible assets of the Company and 65.0% of the capital stock of, or equity interest in, each foreign subsidiary of the Company.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was required to enter into hedging agreements for a minimum of three years that result in at least 33.0% of the aggregate amount of the term loans being subject to a fixed or maximum interest rate. As required, the Company entered into certain hedging agreements in 2001. At the beginning of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At January 26, 2002 and January 25, 2003, the total fair value of these instruments was approximately $5.2 million and zero, respectively, which is included in accrued liabilities on the accompanying balance sheet, with a corresponding charge to interest expense.

The 2001 Credit Facility bears interest at a per annum rate equal to the Company’s choice of (a) an adjusted rate based on the Eurodollar rate plus a Eurodollar margin or (b) a base rate, as defined by the 2001 Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on the Company’s leverage ratio for the immediately preceding 12 months. The weighted average interest rate under the 2001 Credit Facility at January 25, 2003 was 5.5%.

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

The amended Senior Credit Facility contains covenants including minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash charges), interest coverage and leverage ratio. In addition, the amended Senior Credit Facility contains covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, dividends, transactions with affiliates, asset sales, acquisitions, merges, prepayments of other indebtedness, liens, and encumbrances, and other matters customarily restricted in loan agreements. The Company was in compliance with all covenants as of January 25, 2003. Obligations under the Senior Credit Facility are secured by a pledge of all the Company’s capital stock, substantially all tangible and intangible assets and 65.0% of the capital stock of, or equity interest in, each of the foreign subsidiaries. All obligations under the Senior Credit Facility are guaranteed by all present and future domestic subsidiaries. The amount of the Company’s subsidiaries’ retained earnings available for dividends to the Company as of January 25, 2003 are in aggregate $5.0 million.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or any subsidiary may sell or transfer any property or assets to, or purchase or acquire any property or assets from any of its affiliates in the ordinary course of business at prices and on terms and conditions not materially less favorable to the Company or the subsidiary than could be obtained on an arm’s length basis from unrelated parties. Any loans or advances made by the Company to any subsidiary is evidenced by a promissory note pledged to the collateral agent for the benefit of the secured parties. The amount of additional investments, loans and advances may not exceed the sum of $5.0 million plus the net cash proceeds of any private equity issuance attributable thereto at any time. The Company and its subsidiaries may make loans and advances to their respective employees so long as the aggregate amount of such loans and advances at any time outstanding does not exceed $500,000.

Subsequent to its fiscal year-end, the Company voluntarily prepaid $10.0 million of its Term debt with cash accumulated from operations. The amount of this prepayment has been included in the current portion of long-term debt on the Company’s balance sheet as of January 25, 2003.

OTHER LONG-TERM DEBT

Concurrent with the consummation of the Crossley Acquisition, the Company agreed to pay the seller $2.0 million over the next four years at an effective interest rate of 7.5% subject to (1) minimum and maximum net sales targets for each year representing annual sales growth, (2) an acceleration of the annual payment of earn-out if net sales target for a future year was achieved, and (3) an unearned amount can be earned in the next two years if the stated sales target was achieved for the respective year. This amount was discounted and recorded as part of the purchase price with a corresponding liability. The liability is reduced as payments are made to the seller. In addition, the Company assumed debt of approximately $17.5 million. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $0.8 million. At January 26, 2002, $0.5 million was outstanding. These term loans are payable monthly according to set schedules of repayment with the lenders. Approximately $6.9 million of short-term debt was assumed that relates to Crossley’s revolving line-of-credit agreement with a Canadian bank, which is used to finance working capital requirements. At January 26, 2002, no balance was outstanding, and $4.6 million was available under this line of credit. Approximately $5.8 million of long-term debt assumed was sinking fund bonds held and issued by the Bond Holder. The Bond Holder agreed to forgive principal amounts of the bonds up to a maximum of $6.3 million at various rates, dependent primarily on maintaining a certain level of annual hours worked by its employees. For the year ended January 26, 2002, $1.7 million was forgiven. The remaining balance will become repayable over five years once the forgiveness has expired. In connection with the forgiveness of the sinking fund bonds, the Company recorded an extraordinary gain of $1.1 million, net of tax expense in fiscal 2000 and $1.0 million, net of tax expense, in fiscal 2001. These extraordinary loss items have been reclassified to conform with the presentation required by SFAS No. 145 as discussed in Note 3. At January 25, 2003, the balance of the sinking fund bonds is $3.3 million.

Concurrent with the consummation of the ACT Acquisition, the Company agreed to pay to the seller $1.9 million in September 2000 at an effective interest rate of 8.5%. In addition, the Company assumed certain loans related to vendor financing related to equipment purchases which are payable monthly. At January 26, 2002, $0.2 million was outstanding under vendor financing loans.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 25, 2003, the scheduled annual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2003	$12,105
2004	1,587
2005	1,523
2006	1,069
2007	39,487
Thereafter	175,000

$230,771

Included in fiscal 2003 annual maturities is $10.0 million of term debt the Company voluntarily prepaid subsequent to year end using cash accumulated from operations.

Total interest paid by the Company on all indebtedness was $16.2 million, $15.7 million, and $19.0 million for fiscal 2000, 2001, and 2002, respectively.

Deferred Financing Costs

Financing costs of $4.9 million and $8.1 million associated with the issuance of the Senior Credit Facility and Senior Notes are included in other assets on the accompanying Balance Sheets as of January 26, 2002 and January 25, 2003, respectively. These costs are being amortized on the straight-line method over the term of the respective debt agreements. Amortization expense charged to interest expense was $12.6 million in fiscal 2000, $1.6 million in fiscal 2001, and $4.0 million in fiscal 2002.

Net Interest Expense

Total net interest expense was $28.6 million, $24.2 million, and $23.9 million for fiscal 2000, fiscal 2001 and fiscal 2002, respectively, which includes interest income of $0.2 million in fiscal 2000, $0.1 million in fiscal 2001, and $0.4 million in fiscal 2002.

13.    INCOME TAXES

Domestic and foreign components of income before income taxes are summarized as follows (in thousands):

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Domestic	$(13,431)	$16,248	$14,660
Foreign	1,833	1,240	1,149

	$(11,598)	$17,488	$15,809

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the income tax provision for fiscal 2000, fiscal 2001, and fiscal 2002 are summarized as follows (in thousands):

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Current:
Federal	$2,087	$8,130	$1,665
State	357	1,302	141
Foreign	(98)	20	51

	2,346	9,452	1,857

Deferred:
Federal	(5,183)	(457)	3,729
State	(853)	(73)	726
Foreign	650	282	476

	(5,386)	(248)	4,931

Income tax expense (benefit)	$(3,040)	$9,204	$6,788

No benefit was recorded for the foreign operating losses of the Company in fiscal 2000, fiscal 2001 and fiscal 2002.

Reconciliation between income taxes computed at the federal rate and the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Amount at statutory federal rate of 35%	$(4,088)	$6,121	$5,523
State income taxes, net of federal income tax benefit	(698)	979	863
Nondeductible expenses	1,029	1,980	305
Foreign taxes	(236)	(94)	58
Change in valuation allowance	782	342	—
Other	171	(124)	39

Income tax expense (benefit)	$(3,040)	$9,204	$6,788

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets as of January 26, 2002 and January 25, 2003 were as follows (in thousands):

	January 26, 2002	January 25, 2003
Deferred tax assets:
Warranty & customer claims accruals	$1,429	$1,798
Employee benefits	1,109	1,100
Derivative instruments	2,065	—
Inventory reserves	216	284
Accrued taxes	165	199
Other liabilities and reserves	533	557
Book depreciation in excess of tax	145	18
AMT credits	292	—
Deferred compensation	7,650	7,987
Foreign tax credits	1,202	1,634
Foreign net operating loss carryforwards	2,435	2,435
Valuation allowance	(2,213)	(2,213)

Total deferred tax assets	15,028	13,799

Deferred tax liabilities:
Deferred financing fees	—	695
Tax depreciation in excess of book	3,104	4,602
Goodwill and intangible amortization	4,093	5,370
Other	—	399

Total deferred tax liabilities	7,197	11,066

Net deferred tax assets	$7,831	$2,733

The valuation allowance is provided because, in management’s assessment, it was uncertain whether the net deferred tax asset related to certain foreign net operating loss carryforwards would be realized.

Payments for income taxes by the Company were $5.5 million, $7.4 million and $3.0 million for fiscal 2000, 2001 and 2002, respectively.

14.    STOCK OPTIONS

In February 1997, Tandus adopted the 1997 Stock Option Plan (the “1997 Plan”) under which 800,000 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 1997 Plan. In June 1999, Tandus adopted the 1999 Stock Option Plan (the “1999 Plan”) under which 280,000 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 1999 Plan. The plans allowed the issuance of nonqualified stock options at an exercise price determined by Tandus’ board of directors. A certain number of options granted under both plans became exercisable over 9 years and expire 11 years from the date of grant. Accelerated vesting could occur for these options, as well as for incremental levels of additional options, based on achievement of specific performance targets or due to a change in control.

As part of the Recapitalization, all outstanding options were canceled in exchange for a combination of cash, common stock of Tandus, and deferred compensation of Tandus. The Company recorded in fiscal 2000 a compensation charge of approximately $30.2 million for the difference between the estimated value of the options and the strike price as of the cancellation date plus applicable employer taxes. In August 2001, Tandus

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopted the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ board of directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of January 25, 2003, the Company has not recorded any expense as the Company had not achieved its earnings targets and the fair market value of the Company’s common stock has not increased from the date of grant. At January 25, 2003, no shares are exercisable and the weighted average contractual life of the options outstanding is 8.5 years.

The following table summarizes the activity in the plans for fiscal 2000, 2001, and 2002:

	Number of Shares	Average Exercise Price
Outstanding at January 29, 2000	1,053,315	6.29
Granted in fiscal 2000	5,942	19.53
Canceled in fiscal 2000	(1,059,257)	6.34

Outstanding at January 27, 2001	—	—
Granted in fiscal 2001	55,607	35.70
Canceled in fiscal 2001	(414)	35.70

Outstanding at January 26, 2002	55,193	35.70
Granted in fiscal 2002	7,831	35.70
Canceled in fiscal 2002	(10,770)	35.70

Outstanding at January 25, 2003	52,254	35.70

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument and allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued for Employees.” Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the minimum value option pricing model as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” and using a weighted average risk-free interest rate of 6.8% for 2000, and 6.0% for 2001 and 3.9% for 2002, an expected dividend yield of 0%, and an expected life of eight years.

The total values of the options granted during fiscal 2000, 2001, and 2002 were approximately, $52,000, $822,000, and $75,000 respectively, which would be amortized over the vesting period of the options.

Pro Forma net income (loss) for fiscal 2000, 2001, and 2002 would be, $(8.6) million, $8.3 million, and $5.7 million.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    SEGMENT INFORMATION

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA which represents earnings before interest, taxes, depreciation, and amortization plus the cumulative effect of change in accounting principle, plus Chroma Systems Partners’ (“Chroma”) cash dividends and minority interest in income of subsidiary less equity in earnings in Chroma, plus the recapitalization compensation charge and a non-cash charge relating to goodwill impairment write-off of our acquisition of Advance Carpet Tiles, Ltd.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002; therefore, the Extrusion segment information is not presented for fiscal years ended January 27, 2001 and January 26, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 75.6% of sales in the period from May 8, 2002 (date of acquisition) to January 25, 2003, as a result of a three year supply agreement with the seller.

The table below provides certain financial information by segment:

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Net Sales to External Customers
Floorcoverings	$341,293	$322,036	$298,045
Extrusion	—	—	23,120

Total Sales to External Customers	$341,293	$322,036	$321,165

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Adjusted EBITDA
Floorcoverings	$62,888	$59,834	$49,461
Extrusion	—	—	4,359

Total Adjusted EBITDA	$62,888	$59,834	$53,820

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$(8,558)	$8,284	$5,781
Cumulative effect of change in accounting principle	—	—	3,240
Non-cash goodwill impairment charge	—	2,242	—
Gain on forgiveness of debt	(1,816)	(1,728)	(570)
Income tax (benefit) expense	(3,040)	9,204	6,788
Net interest expense	28,592	24,193	23,910
Depreciation and amortization	17,648	17,894	14,452
Recapitalization compensation charge	30,223	—	—
Chroma cash dividends	2,065	1,250	1,932
Equity in earnings of Chroma	(2,293)	(1,534)	(1,733)
Minority interest in income of subsidiary	67	29	20

Adjusted EBITDA	$62,888	$59,834	$53,820

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
Consolidated Assets
Floorcoverings	$270,433	$280,418
Extrusion	—	37,995

Total Consolidated Assets	$270,433	$318,413

As discussed in Note 10, a non-cash goodwill impairment charge of $3.2 million was recorded in the Floorcoverings’ segment. The charge was recorded retroactively to January 27, 2002 as a cumulative effect of change in accounting principle.

Information relative to sales and long-lived assets for the United States and other countries for the fiscal years ended January 27, 2001, January 26, 2002, and January 25, 2003 are summarized in the following tables (amounts in thousands). Long-lived assets include all assets associated with operations in the indicated geographic area excluding intercompany receivables and investments.

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
Net Sales
Domestic	$292,851	$277,749	$280,838
Canada	37,121	34,730	32,298
Other International	11,321	9,557	8,029

Total	$341,293	$322,036	$321,165

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
Long-lived Assets(1):
Domestic	$171,070	$198,171
International	10,867	9,565

Total	$181,937	$207,736

(1)	Consists of the net book value of property, plant and equipment, goodwill and other intangible assets.

16.    QUARTERLY FINANCIAL DATA (Unaudited)

The quarterly financial data below is based on the Company’s fiscal periods (in thousands):

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$66,416	$99,899	$84,282	$70,568
Gross Profit	23,316	37,781	26,857	22,191
Income (loss) Before Cumulative Effect of Change in Accounting Principle(a)	(1,348)	9,034	2,190	(855)
Net Income (Loss)(b)	(4,588)	9,034	2,190	(855)

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$77,292	$100,566	$82,433	$61,745
Gross Profit	27,703	38,055	27,436	21,806
Income (loss) Before Cumulative Effect of Change in Accounting Principle(a)	867	6,903	1,074	(560)
Net Income (Loss)(b)	867	6,903	1,074	(560)

(a)	During fiscal 2002, the Company incurred a charge for the cumulative effect of a change in accounting principal related to the Company’s adoption of SFAS No. 142.
(b)	The net loss as originally reported in the first quarter of fiscal 2002 was approximately $3.4 million. The net loss was restated in connection with reversing the tax benefit originally recorded upon the adoption of SFAS No. 142.

17.    COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Fiscal Year Ended
	January 27, 2001	January 26, 2002	January 25, 2003
NET INCOME (LOSS)	$(8,558)	$8,284	$5,781

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(184)	(543)	(290)
Minimum pension liability adjustment	(246)	(505)	(1,242)
Income tax benefit related to minimum pension liability adjustment	100	212	472

COMPREHENSIVE INCOME (LOSS)	$(8,888)	$7,448	$4,721

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    RELATED-PARTY TRANSACTIONS

During fiscal 1999 and 2000, Tandus had an agreement with Quad-C whereby Tandus retained Quad-C to render consulting services regarding the Company, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. The agreement provided for payment to Quad-C of an annual fee of $350,000, payable quarterly, and reimbursement of out-of-pocket expenses. The agreement expired in 1999, but was automatically renewed for successive one-year terms until the recapitalization date. During fiscal 1999 and 2000, Paribas was reimbursed for its out-of-pocket expenses associated with the operations of the Company.

Effective January 25, 2001, Tandus entered into an agreement with Oaktree and BACI whereby Tandus retained Oaktree and BACI to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. The agreement provides for payment to Oaktree and BACI of an annual fee of $250,000 each, payable quarterly, and reimbursement of out-of-pocket expenses.

19.    COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CERTAIN RISKS

Lease Commitments

The Company is obligated under various leases for office space, machinery and equipment. At January 25, 2003 future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year:
2003	$2,579
2004	1,500
2005	1,377
2006	896
2007	357
Thereafter	338

$7,047

Rental expense under operating leases was approximately $2,728,000, $2,802,000 and $3,125,000 in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

Environmental

The Company is subject to federal, state, and local laws and regulations concerning the environment. At January 25, 2003, management concluded that no environmental reserves were required. In the opinion of the Company’s management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

In connection with certain product installation contracts, the Company issues performance bonds. No liability for these bonds is reflected in the accompanying balance sheets because, in management’s opinion, based on the facts presently known to it, all product installation contracts have been and will be fulfilled in accordance with their terms.

Reliance on Principal Supplier

One supplier currently supplies a significant amount of the Company’s requirements for nylon yarn, the principal raw material used in the Company’s floorcovering products. While the Company believes that there are adequate alternative sources of supply from which it could fulfill its nylon yarn requirements, the unanticipated termination of the current supply arrangement or a prolonged interruption in shipments could have a material adverse effect on the Company.

Concentrations of Labor

As of January 25, 2003, the Company employed 1,623 persons on a full-time or full-time equivalent basis of which 222 are represented by a labor union. The collective bargaining agreements, which represent this union, expire in June 2003.

Workers’ Compensation

The Company is self-insured for workers’ compensation claims up to specified stop-loss limits. In the opinion of management, adequate provision has been made for all incurred claims.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The 9.75% Notes of the Company (the “issuer”) are guaranteed by certain of the Company’s domestic subsidiaries (the “guarantor subsidiaries”). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of January 27, 2001, January 26, 2002, and January 25, 2003 and for each of the three years in the period ended January 25, 2003, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Guarantor Financial Statements

Condensed Consolidating Statement of Operations

For the Year Ended January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$203,995	$84,846	$43,947	$(11,623)	$321,165

Cost of Goods Sold	124,269	61,982	36,392	(11,623)	211,020
Selling, General & Administrative Expenses	47,097	18,709	6,903	—	72,709

	171,366	80,691	43,295	(11,623)	283,729

Operating Income	32,629	4,155	652	—	37,436
Minority Interest in Income of Subsidiary	—	—	20	—	20
Equity in Earnings of Affiliate	—	1,733	—	—	1,733
Gain on Forgiveness of Debt	—	—	570	—	570
Net Interest Expense	23,857	—	53	—	23,910

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	8,772	5,888	1,149	—	15,809
Income Tax Expense	3,908	2,356	524	—	6,788

Income Before Cumulative Effect of Change in Accounting Principle	4,864	3,532	625	—	9,021
Cumulative Effect of Change in Accounting Principle	—	—	(3,240)	—	(3,240)

Net Income (Loss)	$4,864	$3,532	$(2,615)	$—	$5,781

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 26, 2002

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$215,639	$72,641	$47,807	$(14,051)	$322,036

Cost of Goods Sold	134,331	46,717	40,039	(14,051)	207,036
Selling, General & Administrative Expenses	49,794	18,669	8,089	—	76,552

	184,125	65,386	48,128	(14,051)	283,588

Operating Income (Loss)	31,514	7,255	(321)	—	38,448
Minority Interest in Income of Subsidiary	—	—	29	—	29
Equity in Earnings of Affiliate	—	1,534	—	—	1,534
Gain on Forgiveness of Debt	—	—	1,728	—	1,728
Net Interest Expense	24,037	18	138	—	24,193

Income (Loss) Before Income Taxes	7,477	8,771	1,240	—	17,488
Income Tax Expense	3,009	5,266	929	—	9,204

Net Income	$4,468	$3,505	$311	$—	$8,284

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 27, 2001

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$224,857	$78,272	$48,442	$(10,278)	$341,293

Cost of Goods Sold	139,925	50,083	40,239	(10,278)	219,969
Selling, General & Administrative Expenses	80,573	19,987	7,812	—	108,372

	220,498	70,070	48,051	(10,278)	328,341

Operating Income	4,359	8,202	391	—	12,952
Minority Interest in Income of Subsidiary	—	—	67	—	67
Equity in Earnings of Affiliate	—	2,293	—	—	2,293
Gain on Forgiveness of Debt	—	—	1,816	—	1,816
Net Interest Expense	28,278	7	307	—	28,592

Income (Loss) Before Income Taxes	(23,919)	10,488	1,833	—	(11,598)
Income Tax (Benefit) Expense	(8,643)	4,359	1,244	—	(3,040)

Net Income (Loss)	$(15,276)	$6,129	$589	$—	$(8,558)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,047	$—	$1,860	$—	$20,907
Accounts receivable, net	20,332	10,507	7,688	—	38,527
Inventories	17,544	8,245	9,932	—	35,721
Deferred tax assets	1,310	461	92	—	1,863
Prepaid expenses and other	467	222	1,010	—	1,699

Total current assets	58,700	19,435	20,582	—	98,717

PROPERTY, PLANT AND EQUIPMENT, net	32,791	23,902	9,565	—	66,258
DEFERRED TAX ASSETS	10	356	1,482	(978)	870
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	36,997	6,103	—	—	43,100
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	8,777	2,287	26	—	11,090

TOTAL ASSETS	$259,832	$88,075	$31,655	$(61,149)	$318,413

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,808	$3,475	$4,636	$—	$15,919
Accrued expenses	9,625	7,001	2,088	—	18,714
Current portion of long-term debt	10,868	—	1,237	—	12,105

Total current liabilities	28,301	10,476	7,961	—	46,738

INTERCOMPANY (RECEIVABLE) PAYABLE	(28,766)	10,437	18,329	—	—
OTHER LIABILITIES, including post-retirement obligation	6,380	—	127	(978)	5,529
LONG-TERM DEBT, net of current portion	215,991	—	2,675	—	218,666
MINORITY INTEREST	—	—	—	330	330

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(33,513)	15,407	(5,285)	(89)	(23,480)
Accumulated other comprehensive loss	(1,209)	—	(711)	(98)	(2,018)

	37,926	67,162	2,563	(60,501)	47,150

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$259,832	$88,075	$31,655	$(61,149)	$318,413

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 26, 2002

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,271	$49	$3,914	$—	$6,234
Accounts receivable, net	21,754	5,791	5,979	—	33,524
Inventories	15,246	8,363	8,225	—	31,834
Deferred tax assets	3,213	559	183	—	3,955
Prepaid expenses and other	888	107	672	—	1,667

Total current assets	43,372	14,869	18,973	—	77,214

PROPERTY, PLANT AND EQUIPMENT, net	31,458	6,305	7,627	—	45,390
DEFERRED TAX ASSETS	2,150	55	1,678	(7)	3,876
GOODWILL	62,386	30,361	3,240	—	95,987
OTHER INTANGIBLE ASSETS, net	40,560	—	—	—	40,560
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	4,987	2,393	26	—	7,406

TOTAL ASSETS	$245,084	$53,983	$31,544	$(60,178)	$270,433

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,461	$3,165	$2,790	$—	$11,416
Accrued expenses	12,201	5,006	1,943	—	19,150
Current portion of long-term debt	4,418	—	369	—	4,787

Total current liabilities	22,080	8,171	5,102	—	35,353

INTERCOMPANY (RECEIVABLE) PAYABLE	1,231	(17,821)	16,590	—	—
OTHER LIABILITIES, including post- retirement obligation	3,816	—	182	(7)	3,991
LONG-TERM DEBT, net of current portion	180,972	—	4,225	—	185,197
MINORITY INTEREST	—	—	—	310	310

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(35,224)	11,878	(2,693)	(69)	(26,108)
Accumulated other comprehensive loss	(439)	—	(421)	(98)	(958)

	36,985	63,633	5,445	(60,481)	45,582

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$245,084	$53,983	$31,544	$(60,178)	$270,433

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$26,144	$(1,175)	$729	$25,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(35,170)	—	—	(35,170)
Equity distribution from affiliate	—	1,932	—	1,932
Additions to property, plant, and equipment	(5,803)	(806)	(2,418)	(9,027)

Net cash (used in) provided by investing activities	(40,973)	1,126	(2,418)	(42,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(133,076)	—	(365)	(133,441)
Dividends to parent	(3,153)	—	—	(3,153)
Financing costs	(7,166)	—	—	(7,166)

Net cash provided by (used in) financing activities	31,605	—	(365)	31,240

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,776	(49)	(2,054)	14,673

CASH AND CASH EQUIVALENTS, beginning of period	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of period	$19,047	$—	$1,860	$20,907

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 26, 2002

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$31,321	$1,278	$5,490	$38,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	1,250	—	1,250
Additions to property, plant and equipment	(3,914)	(2,530)	(1,780)	(8,224)

Net cash used in investing activities	(3,914)	(1,280)	(1,780)	(6,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	(3,000)	—	—	(3,000)
Proceeds from issuance of long-term debt	—	—	101	101
Repayments of long-term debt	(22,663)	—	(455)	(23,118)
Cash dividends paid	(4,615)	—	—	(4,615)

Net cash used in financing activities	(30,278)	—	(354)	(30,632)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,871)	(2)	3,356	483

CASH AND CASH EQUIVALENTS, beginning of period	5,142	51	558	5,751

CASH AND CASH EQUIVALENTS, end of period	$2,271	$49	$3,914	$6,234

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 27, 2001

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$29,973	$(3,426)	$6,640	$33,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(728)	—	—	(728)
Equity distribution from affiliate	—	2,065	—	2,065
Additions to property, plant, and equipment	(6,823)	(2,032)	(1,847)	(10,702)

Net cash (used in) provided by investing activities	(7,551)	33	(1,847)	(9,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of revolving credit facilities	(8,176)	—	(4,672)	(12,848)
Proceeds from issuance of long-term debt	209,000	—	222	209,222
Repayments of long-term debt	(161,041)	—	(455)	(161,496)
Capital contributions from Tandus Group, Inc.	849	—	—	849
Cash dividends paid	(33,963)	—	—	(33,963)
Tender premiums on senior subordinated note Repurchases	(7,411)	—	—	(7,411)
Cash paid for cancellation of Tandus Group, Inc. stock options	(10,000)	—	—	(10,000)
Financing costs	(6,538)	—	—	(6,538)

Net used in financing activities	(17,280)	—	(4,905)	(22,185)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,142	(3,393)	(112)	1,637

CASH AND CASH EQUIVALENTS, beginning of period	—	3,444	670	4,114

CASH AND CASH EQUIVALENTS, end of period	$5,142	$51	$558	$5,751

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

For the Years ended January 27, 2001, January 26, 2002 and January 25, 2003

(In Thousands)

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Additions		Charged To Other Accounts(a)	Deductions(b)	Balance at End of Period
COMPANY
Year ended January 27, 2001
Allowance for doubtful accounts	$838	$383	$—		$9	$(439)	$791
Year ended January 26, 2002
Allowance for doubtful accounts	$791	$475	$—		$10	$(531)	$745
Year ended January 25, 2003
Allowance for doubtful accounts	$745	$486	$57	(c)	$(12)	$(411)	$865

Notes:

(a)	Represents reclassifications and collections of accounts previously written off.
(b)	Represents write-off accounts to be uncollectible, less recovery of amounts previously written off.
(c)	Represents provision recorded at the purchase of CAF Extrusion, Inc. and the establishment of a bad debt reserve for C&A Floorcoverings Asia Pte. Ltd.

S-1

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Financial Statements

Years Ended December 29, 2002, December 30, 2001,

and

December 31, 2000

(With Independent Auditor’s Report Thereon)

Table of Contents

Page Number

Independent Auditor’s Report	1

Balance Sheets—December 29, 2002, December 30, 2001, and December 31, 2000	2 – 3

Statements of Income—Years Ended December 29, 2002, December 30, 2001, and December 31, 2000	4

Statements of Partners’ Capital—December 29, 2002, December 30, 2001, and December 31, 2000	5

Statements of Cash Flows—Years Ended December 29, 2002, December 30, 2001, and December 31, 2000	6 – 7

Notes to Financial Statements—December 29, 2002, December 30, 2001, and December 31, 2000	8 – 13

INDEPENDENT AUDITOR’S REPORT

The Partners

Chroma Systems Partners

(A California General Partnership)

We have audited the accompanying balance sheets of Chroma Systems Partners (the Partnership) as of December 29, 2002, December 30, 2001, and December 31, 2000, and the related statements of income, partners’ capital and cash flows for the years then ended, respectively. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chroma Systems Partners as of December 29, 2002, December 30, 2001, and December 31, 2000, and the results of its operations and its cash flows for the years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

Irvine, California

January 17, 2003

Except with respect to Note 9 to

which the date is April 21, 2003.

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Balance Sheets

ASSETS

	December 29, 2002	December 30, 2001	December 31, 2000
Current assets
Cash	$1,076,788	$1,110,213	$1,440,120
Accounts receivable—trade (less allowance for doubtful accounts of $0, respectively)	99,588	163,268	183,599
Accounts receivable—related parties (Note 6)	459,739	394,252	290,991
Employee advances	375	375	375
Inventory (Note 2)	347,187	251,134	241,856
Prepaid expenses	92,003	92,317	52,530

Total current assets	2,075,680	2,011,559	2,209,471

Property, plant and equipment (Notes 3, 5 and 6)	13,788,185	13,438,349	12,299,912
Less accumulated depreciation and amortization	(5,304,518)	(4,455,539)	(3,637,200)

Net property, plant and equipment	8,483,667	8,982,810	8,662,712

	$10,559,347	$10,994,369	$10,872,183

(Balance sheets continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Balance Sheets

(Continued)

LIABILITIES AND PARTNERS’ CAPITAL

	December 29, 2002	December 30, 2001	December 31, 2000
Current liabilities
Accounts payable	$663,682	$601,998	$754,288
Accrued liabilities (Note 4)	290,215	356,208	472,077
Current portion of long-term debt	146,391	146,391	146,391

Total current liabilities	1,100,288	1,104,597	1,372,756
Long-term debt (Note 5 and 9)	5,077,717	5,224,108	5,370,499

Total liabilities	6,178,005	6,328,705	6,743,255

Commitments, related parties and subsequent event (Note 6 and 9)
Partners’ capital (Notes 7 and 8)	4,381,342	4,665,664	4,128,928

	$10,559,347	$10,994,369	$10,872,183

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Income

	Year Ended December 29, 2002		Year Ended December 30, 2001		Year Ended December 31, 2000
		Percentage of Net Sales		Percentage of Net Sales		Percentage of Net Sales
Net sales (net of discounts of $669,835, $603,161, and $806,706 (respectively)	$16,770,645	100.0%	$17,849,811	100.0%	$23,610,762	100.0%
Cost of sales	12,616,465	75.2	14,150,883	79.3	16,425,544	69.6

Gross profit	4,154,180	24.8	3,698,928	20.7	7,185,218	30.4
General and administrative expenses	676,242	4.0	635,844	3.6	663,022	2.8

Operating income	3,477,938	20.8	3,063,084	17.1	6,522,196	27.6

Other income (expense)
Rental income (Note 6)	365,170	2.2	383,747	2.2	476,636	2.0
Management fee—net (Note 6)	(6,024)	—	(6,024)	—	(6,024)	—
Interest—net	(402,678)	(2.4)	(403,299)	(2.3)	(261,450)	(1.1)

Total other income	(43,532)	(.2)	(25,576)	(.1)	209,162.9

Net income	$3,434,406	20.6	$3,037,508	17.0%	$6,731,358	28.5%

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Partners’ Capital

For the Years Ended December 29, 2002,

December 30, 2001, and December 31, 2000

	Monterey Color Systems, Inc. (a California Corporation)	Chroma Technologies, Inc. (an “S” Corporation)	Carpet Chromatics, Inc. (an “S” Corporation)	Total
Balance at January 2, 2000	$1,840,594	$1,840,594	$1,840,594	$5,521,782
Partner distributions for the year ended December 31, 2000	(2,199,251)	(2,199,251)	(1,941,788)	(6,340,290)
Net income for the year ended December 31, 2000	2,423,121	2,423,121	1,885,116	6,731,358
Capital distribution (Note 8)	—	—	(1,783,922)	(1,783,922)

Balance at December 31, 2000	2,064,464	2,064,464	—	4,128,928
Partner distributions for the year ended December 30, 2001	(1,250,386)	(1,250,386)	—	(2,500,772)
Net income for the year ended December 30, 2001	1,518,754	1,518,754	—	3,037,508

Balance at December 29, 2001	2,332,832	2,332,832	—	4,665,664
Partner distribution for the year ended December 29, 2002	(1,859,364)	(1,859,364)	—	(3,718,728)
Net income for the year ended December 29, 2002	1,717,203	1,717,203	—	3,434,406

Balance at December 29, 2002	$2,190,671	$2,190,671	$—	$4,381,342

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Cash Flows

	Year Ended December 29, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000
Cash flows from operating activities
Cash received from customers	$16,834,325	$17,870,142	$23,612,743
Cash paid to suppliers and employees	(12,609,263)	(14,388,873)	(15,935,724)
Interest paid	(411,477)	(451,282)	(330,841)
Interest income	8,799	47,983	69,391
Management fee (expense)—net	(6,024)	(6,024)	(6,024)
Rental income	365,170	383,747	476,636

Net cash provided from operating activities	4,181,530	3,455,693	7,886,181

Cash flows from investing activities
Acquisition of property, plant and equipment	(349,836)	(1,138,437)	(1,288,792)

Net cash (applied) from investing activities	(349,836)	(1,138,437)	(1,288,792)

Cash flows from financing activities
Principal repayments of amounts borrowed	(146,391)	(146,391)	(146,391)
Partner distributions	(3,718,728)	(2,500,772)	(6,340,290)

Net cash (applied) from financing activities	(3,865,119)	(2,647,163)	(6,486,681)

Net increase (decrease) in cash	(33,425)	(329,907)	110,708
Cash at beginning of year	1,110,213	1,440,120	1,329,412

Cash at end of year	$1,076,788	$1,110,213	$1,440,120

(Statements of cash flows continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Cash Flows

(Continued)

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED FROM OPERATING ACTIVITIES

	Year Ended December 29, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000
Net income	$3,434,406	$3,037,508	$6,731,358
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	848,979	818,339	747,817
Amortization of loan fees	—	—	2,723

	4,283,385	3,855,847	7,481,898

Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable—trade	63,680	20,331	1,981
Accounts receivable—related party	(65,487)	(103,261)	240,769
Employee advances	—	—	650
Inventory	(96,053)	(9,278)	(92,698)
Prepaid expenses	314	(39,787)	(38,376)
Increase (decrease) in:
Accounts payable	61,684	(152,290)	142,755
Accrued liabilities	(65,993)	(115,869)	149,202

	(101,855)	(400,154)	404,283

Net cash provided from operating activities	$4,181,530	$3,455,693	$7,886,181

Supplemental schedule of non-cash investing and financing activities:

Effective September 30, 2000, one of the partners withdrew from the partnership and a note payable of $1,783,922 was recorded as a capital distribution (Note 8).

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements

December 29, 2002, December 30, 2001, and December 31, 2000

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—The Partnership’s principal activities are carpet dyeing and finishing and skein dyeing.

Basis of Presentation—The Company maintains its fiscal year on a fifty-two or fifty-three week period ending on the Sunday which more closely corresponds to December 31. The year ended December 29, 2002 contained fifty-two weeks. The fiscal year ended December 30, 2001 contained fifty-two weeks. The fiscal year ended December 31, 2000 contained fifty-two weeks.

Concentrations of Credit Risks—The Partnership provides its services to customers throughout the Southern California region. The Partnership’s sales are materially dependent on related parties. The related parties are the general partners in the Partnership. Each partner is a carpet manufacturer who uses Chroma Systems Partners for the express purpose of dyeing and finishing of all their manufactured products (Note 6).

The Company maintains bank accounts with a major banking institution in which some of the deposits are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company at times throughout the year is in excess of the FDIC insured amount.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable—Current earnings are charged with an allowance for doubtful accounts based on experience and any unusual circumstances that may affect the ability of its customers to meet their obligations. Accounts receivable are reflected in the balance sheets net of such accumulated allowances. Due to the Company’s heavy sales concentration with its partners, they currently do not have an allowance amount established.

Inventory—Inventory consists of dyes, chemicals, latex, and operating supplies used in the process of carpet coloring and finishing. Inventory is stated at the lower of cost (first-in, first-out) or market value. Market value is determined by comparison with recent purchases or net realizable value.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method over the following estimated useful lives, in years, of the respective assets:

Building	39
Machinery and equipment	5
Furniture and fixtures	3 to 5
Computer equipment	3
Trucks and trailers	5

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 29, 2002, December 30, 2001, and December 31, 2000

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvements, whichever is shorter.

Construction in progress represents equipment under construction that has not been completed. All costs associated with the construction of these assets will be accumulated as construction in progress. When construction is completed and the asset is placed in service it will be reclassified and depreciation will commence.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in current income.

Revenue Recognition—Revenue is recognized when goods are shipped. The terms are FOB shipping point.

Income Taxes—The Partnership does not pay Federal or state income taxes and, therefore, no income tax provision has been recorded in the financial statements. Operating income and losses are passed through to the partners who will share the income or loss on their income tax returns according to their profit and loss sharing ratios.

Vacation Expense—Hourly and salaried employees earn credits during the current year for future vacation benefits. The expense and corresponding liability are accrued when the vacations are earned rather than when the vacations are paid.

Profit Sharing Plan—Effective January 1, 1995, the Partnership adopted a 401(k) Profit Sharing Plan, covering all employees. Under the Plan, employees may contribute up to 15% of their compensation. The Plan provides that all matching contributions by the Partnership shall be determined by the Management Committee, not to exceed the maximum deductible for Federal income tax purposes. Contributions for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, were $81,279, $70,503, and $77,361, respectively, which includes charges for the administration of the Plan.

NOTE 2—INVENTORY

Inventory at December 29, 2002, December 30, 2001, and December 31, 2000, is comprised of the following:

	December 29, 2002	December 30, 2001	December 31, 2000
Raw materials	$326,094	$209,551	$192,940
Work in progress	21,093	41,583	48,916

	$347,187	$251,134	$241,856

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 29, 2002, December 30, 2001, and December 31, 2000

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 29, 2002, December 30, 2001, and December 31, 2000, are comprised of the following:

	December 29, 2002	December 30, 2001	December 31, 2000
Land	$2,700,000	$2,700,000	$2,700,000
Building	4,050,000	4,050,000	4,050,000
Machinery and equipment	6,475,040	4,917,420	4,725,505
Furniture and fixtures	68,103	68,103	68,103
Trucks and trailers	152,205	152,205	152,205
Leasehold improvements	314,469	314,469	254,979
Construction in progress	28,368	1,236,152	349,120

	13,788,185	13,438,349	12,299,912
Less accumulated depreciation and amortization	(5,304,518)	(4,455,539)	(3,637,200)

	$8,483,667	$8,982,810	$8,662,712

NOTE 4—ACCRUED LIABILITIES

Accrued liabilities at December 29, 2002, December 30, 2001, and December 31, 2000, are summarized as follows:

	December 29, 2002	December 30, 2001	December 31, 2000
Interest	$24,755	$25,811	$26,859
Other	2,000	1,818	1,710
Professional fees	17,407	9,498	9,487
Profit sharing contribution	—	67,821	74,773
Property taxes	—	758	1,304
Salaries and wages	154,305	135,714	179,234
Sales tax payable	664	—	14,170
Utilities	19,001	52,002	81,000
Vacation	72,083	62,786	83,540

	$290,215	$356,208	$472,077

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 29, 2002, December 30, 2001, and December 31, 2000

NOTE 5—LONG-TERM DEBT

Long-term debt at December 29, 2002, December 30, 2001, and December 31, 2000, is summarized as follows:

	December 29, 2002	December 30, 2001	December 31, 2000
8.63% mortgage, secured by deed of trust, payable in fixed monthly principal installments of $12,199 plus interest, with a balloon payment on the remaining outstanding balance through maturity in June 2003	$3,440,186	$3,586,577	$3,732,968

6.09% note payable to former partner, secured by partnership interest. Monthly interest only payments with the entire unpaid principal balance due and payable on October 1, 2005 (Note 8)	1,783,922	1,783,922	1,783,922

	5,224,108	5,370,499	5,516,890

Less current portion	(146,391)	(146,391)	(146,391)

	$5,077,717	$5,224,108	$5,370,499

The aggregate maturities of all long-term debt are as follows:

Years ending December 31:
2003	$146,391
2004	146,391
2005	1,930,313
2006	146,391
2007	146,391
Thereafter	2,708,231

$5,224,108

NOTE 6—COMMITMENTS AND RELATED PARTIES

The partners are both carpet manufacturers and have agreed to deal exclusively with the Partnership for dyeing and finishing services.

Sales to related parties for the years ended December 29, 2002, December 30, 2001, and December 31, 2000. were $15,479,565, $15,940,544, and $21,565,945, respectively, which represents 91%, 86%, and 91% of total sales, respectively.

In addition, receivables due from these related parties for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, were $459,739, $394,252, and $290,991, respectively.

Operating Lease as Lessor

The Partnership’s operations are conducted in a facility that is shared with a related party. The Partnership owns this facility and pays for all maintenance and common area charges. The Partnership entered into a lease

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 29, 2002, December 30, 2001, and December 31, 2000

NOTE 6—COMMITMENTS AND RELATED PARTIES (Continued)

agreement with this related party commencing on May 1, 1999, which was amended March 1, 2002 and expires on March 1, 2004. The original lease with this related party was for monthly rents of $39,720 to the Partnership. Effective March 1, 2001, the monthly rents were reduced to $30,431 because the related party moved part of its operations and is renting less space. Total rental income received from this related party for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, was $365,170, $383,747, and $476,636, respectively.

The following is a schedule, by years, of minimum future rental income on noncancelable operating leases as of December 29, 2002:

Years ending December 31:
2003	$365,170
2004	60,861

$426,031

The Partnership pays for all common area charges (i.e., landscaping, maintenance, and utilities). The Partnership charges the related party a monthly service fee of $8,834 for its allocation of these expenses. Total service fees received for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, was $106,008, respectively.

In addition, the related party provides certain administrative and other services for the Partnership. The current agreement provides for monthly service charges of $9,336 which was an increase over its original amount of $7,950. Total expense for service charges for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, was $112,032, respectively.

Purchase Commitment

The Partnership entered into a contract with Enron Corp. for the delivery of natural gas at a fixed price of $7.73 per MMBtu to begin May 1, 2001, through May 31, 2006. The contract also specifies a minimum delivery of MMBtu’s for the five-year period between 15,300 and 18,000 per month. On December 2, 2001, Enron Corp. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court and notified the Partnership that it would continue to perform under the contract until further notice was given. However, due to the unstable nature of the Enron Corp. at this time and the effect that an interrupted supply of natural gas would have on the Partnership, the Partnership gave Enron Corp. a notice of Early Termination to be effective December 30, 2001. Effective January 1, 2002, the Partnership contracted with another supplier to provide natural gas at $2.90 per MMBtu on a month-to-month basis.

In 2002, Enron tried to sell its contract with the Partnership to Occidental Petroleum. The Partnership contracted with a bankruptcy attorney to defend it in this case. In April 2002, the bankruptcy court extracted the contract from the contract Enron tried to sell to Occidental Petroleum citing that the contract was terminated and not for sale.

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 29, 2002, December 30, 2001, and December 31, 2000

NOTE 6—COMMITMENTS AND RELATED PARTIES (Continued)

The following is a schedule of the future minimum delivery requirements under the Enron Corp. contract that the Company terminated effective December 29, 2002:

Years ending December 31:
2003	$1,607,067
2004	1,607,067
2005	1,607,067
2006	653,958

$5,475,159

NOTE 7—PARTNERS’ CAPITAL

Partnership profits and losses are distributed as follows:

Through September 30, 2000:
Monterey Color Systems, Inc. (a California Corporation)	33.33%
Chroma Technologies, Inc. (a California “S” Corporation)	33.33%
Carpet Chromatics, Inc. (a California “S” Corporation)	33.33%

After September 30, 2000:
Monterey Color Systems, Inc. (a California Corporation)	50%
Chroma Technologies, Inc. (a California “S” Corporation)	50%

NOTE 8—CAPITAL DISTRIBUTION

Effective September 30, 2000, Carpet Chromatics, Inc. withdrew from the Partnership as a result of an ownership change. The dissolution requires the Partnership to pay Carpet Chromatics, Inc. one-third of the Partnership’s book value as of September 30, 2000.

A note payable was signed and dated October 1, 2000 for $1,783,922. The note provides for monthly interest only payments at an annual rate of 6.09% and a balloon payment for the principal amount due on October 1, 2005. The note payable is secured by a security agreement between the Partnership and Carpet Chromatics, Inc. The Partnership is a sole member in Chroma Holdings, LLC and has secured the note payable by this interest. If the Partnership was to default on the note, the Partnership would transfer its interest in Chroma Holdings, LLC to Carpet Chromatics, Inc. Upon transfer of its interest, Chroma Holdings, LLC would have a 33.33% ownership interest in the Partnership. Prior to transferring the Partnerships interest in Chroma Holdings, LLC, the LLC does not have an ownership interest in the Partnership.

NOTE 9—SUBSEQUENT EVENT—MORTGAGE NOTE PAYABLE REFINANCE AND INTEREST   RATE SWAP AGREEMENT

On March 10, 2003, the Company refinanced the mortgage note payable secured by a deed of trust. (Note 5) Proceeds from the new loan were $7,500,000. Loan fees in the amount of $84,861 were capitalized and will be amortized on a straight-line basis over the ten-year life of the loan. Loan proceeds were used to payoff the existing mortgage note payable on the property in the amount of $3,403,588. The Company also prepaid $445,981 of the outstanding note payable due to a former partner. (Note 5) The remaining loan proceeds of $3,565,570 were distributed equally to the partners in the amount of $1,782,785.

The new mortgage note payable, secured by a deed trust, has a term of ten years and requires monthly principal and interest payments at the beginning of each month starting May 1, 2003. The note bears interest at LIBOR plus 2%. Principal payments are fixed at $15,060 for the first 12 months escalating 7.11% annually thereafter over the life of the loan. A final balloon payment of $4,989,780 is due and payable on April 1, 2013. This new mortgage note payable requires the Company to maintain an EBITDA coverage ratio, as defined in the agreement, of not less than 1.50:1.00 each fiscal year-end.

On March 25, 2003, the Company (Fixed Rate Payer) entered into an interest rate swap agreement (Agreement) with a Floating Rate Payer effective April 1, 2003, and terminating on April 1, 2013. The swap amount of the agreement is $7,500,000. Based upon a monthly net swap settlement calculation on the outstanding swap balance, the Fixed Rate Payer will be liable to the Floating Rate Payer for the excess of the fixed interest rate of 4.54% over the floating one-month LIBOR rate. If the one-month LIBOR rate exceeds the fixed interest rate of 4.54%, the Fixed Rate Payer receives from the Floating Rate Payer the monthly net swap settlement calculated amount. The one-month LIBOR rate at April 1, 2003, was 1.3%

