Form 10-Q
period 2003-04-26
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2003-06-10
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2003

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

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of June 6, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Net Sales	$66,417	$71,569

Cost of Goods Sold	43,101	48,332
Selling, General & Administrative Expenses	17,355	18,986

	60,456	67,318

Operating Income	5,961	4,251
Minority Interest in Income (Loss) of Subsidiary	16	(16)
Equity in Earnings of Affiliate	476	361
Net Interest Expense	8,499	5,406

Loss Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(2,078)	(778)
Income Tax Benefit	(730)	(681)

Loss Before Cumulative Effect of Change in Accounting Principle	(1,348)	(97)
Cumulative Effect of Change in Accounting Principle	(3,240)	—

Net Loss	$(4,588)	$(97)

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 25, 2003	April 26, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,907	$939
Accounts receivable, net of allowance of $865 and $876 in fiscal 2002 and 2003, respectively	38,527	42,066
Inventories	35,721	43,882
Deferred tax assets	1,863	2,059
Prepaid expenses and other	1,699	2,810

Total current assets	98,717	91,756
PROPERTY, PLANT, AND EQUIPMENT, net	66,258	66,038
DEFERRED TAX ASSETS	870	398
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	43,100	41,571
OTHER ASSETS	11,090	9,101

TOTAL ASSETS	$318,413	$307,242

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,919	$19,888
Accrued expenses	18,714	14,890
Current portion of long-term debt	12,105	918

Total current liabilities	46,738	35,696
OTHER LIABILITIES, including post-retirement benefit obligation	5,529	5,419
LONG-TERM DEBT, net of current portion	218,666	218,932
MINORITY INTEREST	330	313
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock: $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2002 and 2003	—	—
Paid-in capital	72,648	72,648
Retained deficit	(23,480)	(24,163)
Accumulated other comprehensive loss	(2,018)	(1,603)

	47,150	46,882

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$318,413	$307,242

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE THIRTEEN WEEKS ENDED APRIL 26, 2003

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 25, 2003	1,000	$—	$72,648	$(23,480)	$(809)	$(1,209)	$47,150
Net loss	—	—	—	(97)	—	—	(97)
Dividend to Tandus Group, Inc.	—	—	—	(586)	—	—	(586)
Foreign currency translation adjustment	—	—	—	—	415	—	415

BALANCE, April 26, 2003	1,000	$—	$72,648	$(24,163)	$(394)	$(1,209)	$46,882

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,588)	$(97)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and leasehold amortization	1,900	2,512
Amortization of other intangible assets	971	1,528
Amortization and write-off of deferred financing fees	1,748	315
Deferred income tax expense (benefit)	(649)	276
Equity in earnings of affiliate	(476)	(361)
Minority interest in income (loss) of subsidiary	16	(16)
Cumulative effect of change in accounting principle	3,240	—
Changes in operating assets and liabilities:
Accounts receivable	(785)	(3,539)
Inventories	(6,526)	(8,161)
Accounts payable	3,154	3,969
Accrued expenses	(25)	(3,824)
Other, net	(1,034)	(726)

Total adjustments	1,534	(8,027)

Net cash used by operating activities	(3,054)	(8,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	553	1,878
Additions to property, plant, and equipment	(1,300)	(2,046)

Net cash used in investing activities	(747)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	1,500
Repayments of long-term debt	(125,133)	(12,579)
Cash dividends to Tandus Group, Inc.	(1,837)	(586)
Financing costs	(6,398)	(11)

Net cash provided by (used in) financing activities	41,632	(11,676)

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,831	(19,968)
CASH AND CASH EQUIVALENTS, beginning of period	6,234	20,907

CASH AND CASH EQUIVALENTS, end of period	$44,065	$939

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

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

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC and Banc of America Capital Investors.

3. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

4. Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less.

5. Inventories

Net inventory balances are summarized below (in thousands):

	January 25, 2003	April 26, 2003
		(Unaudited)
Raw materials	$16,085	$20,517
Work in process	5,309	7,655
Finished goods	14,327	15,710

	$35,721	$43,882

6. Revenue Recognition

Revenue is recognized when carpet products and related accessories are shipped. The terms for these sales are FOB shipping point. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer.

The Company provides installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively, in the accompanying consolidated statements of operations. These billings and expenses were $2.4 million and $1.9 million for the thirteen weeks ended April 26, 2003 and April 27, 2002, respectively.

7. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 25, 2003	April 26, 2003
		(Unaudited)
Payroll and employee benefits	$5,466	$6,358
Accrued taxes	390	55
Customer claims	1,817	1,695
Accrued interest	7,892	3,719
Customer deposits	515	—
Accrued professional fees	1,412	1,474
Other	1,222	1,589

	$18,714	$14,890

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires companies to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142, which the Company adopted January 27, 2002, applies to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company expects to evaluate goodwill for impairment during the fourth quarter of each year.

In connection with the adoption of SFAS No. 142, the Company obtained independent appraisals to determine the fair values of these intangible assets as of January 27, 2002 and compared their fair values with their carrying values. The Company determined that the goodwill associated with Crossley Carpet Mills Limited (“Crossley”) was impaired based upon the fair values compared to the carrying value. A goodwill impairment charge of $3.2 million was recorded retroactively to January 27, 2002 as a cumulative effect of a change in accounting principle for goodwill impairment in accordance with SFAS No. 142.

This non-cash goodwill impairment charge does not impact the Company’s liquidity, cash flow or its compliance with financial or other covenants under its credit agreement or other contractual arrangements.

Goodwill and other intangible assets and related amortization are summarized below (in thousands):

	April 26, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(11,165)
Patent	27,000	(15,325)
Supply Agreement	8,000	(2,552)

Total	$47,000	$(29,042)

The patent is being amortized over an eleven-year period using the straight-line method. The non-compete is being amortized over a seven-year period using the double-declining balance method. The supply agreement is being amortized over a three-year period using the straight-line method.

Unamortized intangible assets:
Trade name	$23,613

Thirteen Weeks Ended April 26, 2003
Aggregate amortization expense	$1,528

Estimated amortization expense:
Fiscal 2003	$6,229
Fiscal 2004	$5,122
Fiscal 2005	$3,224
Fiscal 2006	$2,455
Fiscal 2007	$2,455

The changes in the carrying amount of goodwill for the period ended April 26, 2003 are as follows (in thousands):

	FLOORCOVERINGS SEGMENT	EXTRUSION SEGMENT	TOTAL
Balance as of January 25, 2003	$92,747	$5,631	$98,378
Goodwill acquired during the quarter	—	—	—
Impairment loss	—	—	—

Balance as of April 26, 2003	$92,747	$5,631	$98,378

9. Stock Based Compensation

At April 26, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 of the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. The Company accounts for this plan under the recognition and measurement principles of APB opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of April 26, 2003 and April 27, 2002, the Company has not recorded any expense as the Company has not achieved its earnings targets and the fair market value of the Company’s common stock has not increased from the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to the stock-based employee compensation (in thousands).

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Net loss as reported	$(4,588)	$(97)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(11)	(8)

Proforma net loss	$(4,599)	$(105)

10. Recent Accounting Pronouncements

In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 became effective for the Company on January 26, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”; FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”; FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”; and amends FASB Statement No. 13, “Accounting for Leases.” SFAS No. 145 addresses the treatment of gains and losses related to debt extinguishments and should only be classified as extraordinary items if they meet certain criteria. The provisions of this statement are effective beginning May 15, 2002. The financial statements included herein reflect the adoption of SFAS No. 145 as of the beginning of the Company’s fiscal year. Prior year financial statements have also been restated to reflect the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 did not have a material impact on the Company’s financial statements.

In December 2002, the SFAS issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change due to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method after December 15, 2002. The Company has adopted the applicable disclosure provisions of SFAS No. 148.

11. Long-Term Debt

During the thirteen weeks ended April 26, 2003, the Company prepaid $10.0 million of its term debt with cash accumulated from operations. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of this expense was $0.2 million and is reflected in interest expense in the consolidated statement of operations.

The Company was in compliance with all covenants as of April 26, 2003.

Total net interest expense was $5.4 million and $8.5 million for the thirteen weeks ended April 26, 2003 and April 27, 2002 respectively, which included minimal interest income.

12. Segment Information

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA which represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma Systems Partners’ (“Chroma”) cash dividends and the minority interest in income of subsidiary, less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 79.6% of sales in the thirteen weeks ended April 26, 2003, as a result of a supply agreement with the seller.

A non-cash goodwill impairment charge of $3.2 million was recorded in the Floorcoverings’ segment. The charge was recorded retroactively to January 27, 2002 as a cumulative effect of change in accounting principle.

The table below provides certain unaudited financial information by segment (in thousands):

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Net Sales to External Customers
Floorcoverings	$66,417	$63,797
Extrusion	—	7,772

Total Sales to External Customers	$66,417	$71,569

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Adjusted EBITDA
Floorcoverings	$9,385	$8,782
Extrusion	—	1,387

Total Adjusted EBITDA	$9,385	$10,169

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Net loss	$(4,588)	$(97)
Cumulative effect of change in accounting principle	3,240	—
Income taxes	(730)	(681)
Net interest expense	8,499	5,406
Depreciation	1,900	2,512
Amortization	971	1,528
Chroma cash dividends	553	1,878
Equity in earnings in Chroma	(476)	(361)
Minority interest in income (loss) of subsidiary	16	(16)

Adjusted EBITDA	$9,385	$10,169

	As of January 25, 2003	As of April 26, 2003
Consolidated Assets
Floorcoverings	$280,418	$269,617
Extrusion	37,995	37,625

Total Consolidated Assets	$318,413	$307,242

13. Investment in Affiliate

Monterey Carpets, Inc. has a one-half ownership interest in Chroma, which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over the partnership, the Company accounts for its interest in the partnership under the equity method of accounting. The unaudited condensed financial information of Chroma for the thirteen weeks ended April 26, 2003 and April 27, 2002 and as of April 26, 2003 and January 25, 2003, are summarized below (in thousands):

	As of January 25, 2003	As of April 26, 2003
Current Assets	$1,939	$2,561
Non-current Assets	8,433	8,321

Total Assets	$10,372	$10,882

Current Liabilities	$921	$1,100
Long Term Debt	5,066	8,717
Partners’ Capital	4,385	1,065

Total Liabilities and Partners’ Capital	$10,372	$10,882

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Net Sales	$4,334	$4,227
Cost of Goods Sold	3,161	3,311

Gross Profit	1,173	916
Income from Operations	963	696
Net Income	952	674

14. Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Net loss	$(4,588)	$(97)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	144	415

Comprehensive income (loss)	$(4,444)	$318

15. Acquisitions

On May 8, 2002, CAF Extrusion, Inc., a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, CAF Extrusion, Inc. purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill, and $8.0 million for a supply agreement which will be amortized over its term of three years. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CAF Extrusion, Inc. have been included in the Company’s consolidated financial statements from May 8, 2002.

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

Through this acquisition, the Company expects to have a portion of its primary raw material internally produced at significantly lower costs than the Company has historically procured from the open market. In addition, the lower cost raw material will allow each operating brand to expand its focus into additional markets.

16. Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by certain of the Company’s domestic subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of April 26, 2003 and January 25, 2003, and for each of the thirteen weeks ended April 27, 2002 and April 26, 2003 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended April 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$43,687	$21,324	$11,206	$(4,648)	$71,569

Cost of Goods Sold	27,043	16,391	9,546	(4.648)	48,332
Selling, General & Administrative Expenses	12,195	4,713	2,078	—	18,986

	39,238	21,104	11,624	(4,648)	67,318

Operating Income (Loss)	4,449	220	(418)	—	4,251
Minority Interest in Loss of Subsidiary	—	—	(16)	—	(16)
Equity in Earnings of Affiliate	—	361	—	—	361
Net Interest Expense	5,374	—	32	—	5,406

Income (Loss) Before Income Taxes	(925)	581	(434)	—	(778)
Income Tax Expense (Benefit)	(367)	(348)	34	—	(681)

Net Income (Loss)	$(558)	$929	$(468)	$—	$(97)

Guarantor Financial Statements

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended April 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$42,821	$15,491	$11,005	$(2,900)	$66,417

Cost of Goods Sold	26,663	10,103	9,235	(2,900)	43,101
Selling, General & Administrative Expenses	11,456	4,378	1,521	—	17,355

	38,119	14,481	10,756	(2,900)	60,456

Operating Income	4,702	1,010	249	—	5,961
Minority Interest in Income of Subsidiary	—	—	16	—	16
Equity in Earnings of Affiliate	—	476	—	—	476
Net Interest Expense	8,495	—	4	—	8,499

(Loss) Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(3,793)	1,486	229	—	(2,078)
Income Tax (Benefit) Expense	(1,366)	603	33	—	(730)

(Loss) Income Before Cumulative Effect of Change in Accounting Principle	(2,427)	883	196	—	(1,348)
Cumulative Effect of Change in Accounting Principle	—	—	(3,240)	—	(3,240)

Net (Loss) Income	$(2,427)	$883	$(3,044)	$—	$(4,588)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

April 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$369	$—	$570	$—	$939
Accounts receivable, net	21,648	12,313	8,105	—	42,066
Inventories	23,007	9,533	11,342	—	43,882
Deferred tax assets	1,505	457	97	—	2,059
Prepaid expenses and other	1,059	388	906	457	2,810

Total current assets	47,588	22,691	21,020	457	91,756
PROPERTY, PLANT AND EQUIPMENT, net	33,192	23,301	9,545	—	66,038
DEFERRED TAX ASSETS	—	649	1,554	(1,805)	398
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	36,123	5,448	—	—	41,571
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	8,278	797	26	—	9,101

TOTAL ASSETS	$247,738	$88,878	$32,145	$(61,519)	307,242

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,098	$4,029	$4,782	$(21)	$19,888
Accrued expenses	5,314	6,695	2,424	457	14,890
Current portion of long-term debt	732	—	186	—	918

Total current liabilities	17,144	10,724	7,392	436	35,696
INTERCOMPANY (RECEIVABLE) PAYABLE	(29,439)	10,063	19,355	21	—
OTHER LIABILITIES, including post- retirement obligation	7,107	—	117	(1,805)	5,419
LONG-TERM DEBT, net of current portion	216,146	—	2,786	—	218,932
MINORITY INTEREST	—	—	—	313	313
STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(34,659)	16,336	(5,768)	(72)	(24,163)
Accumulated other comprehensive loss	(1,209)	—	(296)	(98)	(1,603)

	36,780	68,091	2,495	(60,484)	46,882

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$247,738	$88,878	$32,145	$(61,519)	$307,242

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,047	$—	$1,860	$—	$20,907
Accounts receivable, net	20,332	10,507	7,688	—	38,527
Inventories	17,544	8,245	9,932	—	35,721
Deferred tax assets	1,310	461	92	—	1,863
Prepaid expenses and other	467	222	1,010	—	1,699

Total current assets	58,700	19,435	20,582	—	98,717
PROPERTY, PLANT AND EQUIPMENT, net	32,791	23,902	9,565	—	66,258
DEFERRED TAX ASSETS	10	356	1,482	(978)	870
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	36,997	6,103	—	—	43,100
INVESTMENT IN SUBSIDIARIES	60,171	—	—	(60,171)	—
OTHER ASSETS	8,777	2,287	26	—	11,090

TOTAL ASSETS	$259,832	$88,075	$31,655	$(61,149)	$318,413

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,808	$3,475	$4,636	$—	$15,919
Accrued expenses	9,625	7,001	2,088	—	18,714
Current portion of long-term debt	10,868	—	1,237	—	12,105

Total current liabilities	28,301	10,476	7,961	—	46,738
INTERCOMPANY (RECEIVABLE) PAYABLE	(28,766)	10,437	18,329	—	—
OTHER LIABILITIES, including post- retirement obligation	6,380	—	127	(978)	5,529
LONG-TERM DEBT, net of current portion	215,991	—	2,675	—	218,666
MINORITY INTEREST	—	—	—	330	330
STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(33,513)	15,407	(5,285)	(89)	(23,480)
Accumulated other comprehensive loss	(1,209)	—	(711)	(98)	(2,018)

	37,926	67,162	2,563	(60,501)	47,150

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$259,832	$88,075	$31,655	$(61,149)	$318,413

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended April 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(6,500)	$(1,508)	$(116)	$(8,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	1,878	—	1,878
Additions to property, plant, and equipment	(1,581)	(370)	(95)	(2,046)

Net cash (used in) provided by investing activities	(1,581)	1,508	(95)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,500	—	—	1,500
Repayments of long-term debt	(11,500)	—	(1,079)	(12,579)
Cash dividends to Tandus Group, Inc.	(586)	—	—	(586)
Financing costs	(11)	—	—	(11)

Net cash used in financing activities	(10,597)	—	(1,079)	(11,676)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,678)	—	(1,290)	(19,968)
CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of period	$369	$—	$570	$939

Guarantor Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended April 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,744)	$(533)	$(777)	$(3,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	553	—	553
Additions to property, plant and equipment	(1,137)	(62)	(101)	(1,300)

Net cash (used in) provided by investing activities	(1,137)	491	(101)	(747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(125,000)	—	(133)	(125,133)
Cash dividends to Tandus Group, Inc	(1,837)	—	—	(1,837)
Financing costs	(6,398)	—	—	(6,398)

Net cash provided by (used in) financing activities	41,765	—	(133)	41,632

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,884	(42)	(1,011)	37,831
CASH AND CASH EQUIVALENTS, beginning of period	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of period	$41,155	$7	$2,903	$44,065

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with and is qualified in its entirety by reference to the Company’s consolidated financial statements and the accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from these discussed below for many reasons. See “Forward-Looking Statements.”

GENERAL

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the “Tandus Group” name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, and Asia.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC and Banc of America Capital Investors.

During the thirteen weeks ended April 26, 2003, the Company prepaid $10.0 million of the term loan. In connection with the term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses was $0.2 million and are reflected in interest expense in the consolidated statement of operations.

On May 8, 2002, CAF Extrusion, Inc., a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, CAF Extrusion, Inc. purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment and $5.6 million for goodwill, and $8.0 million for a supply agreement which will be amortized over its term of three years. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of CAF Extrusion, Inc. have been included in the Company’s consolidated financial statements from May 8, 2002.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
	(unaudited)
Net Sales	100.0%	100.0%
Cost of Goods Sold	64.9	67.5

Gross Profit	35.1	32.5
Selling, General & Administrative Expenses	26.1	26.5

Operating Income	9.0	6.0
Net Interest Expense	12.8	7.6
Net Loss	(6.9)	(0.1)

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 26, 2003 As Compared with Thirteen Weeks Ended April 27, 2002

Net Sales. Net sales for the thirteen weeks ended April 26, 2003 were $71.6 million, an increase of 7.8% from the $66.4 million for the thirteen weeks ended April 27, 2002. The increase in net sales in the thirteen weeks ended April 26, 2003 was due to net sales of $7.8 million generated by the extrusion operation acquired May 8, 2002, partially offset by the slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001. For the thirteen weeks ended April 26, 2003, the Company’s sales to the corporate office market decreased by 17.7% as compared to the prior year. This decrease was partially offset by a 2.4% increase in the institutional end markets when compared to the prior year.

Cost of Goods Sold. Cost of goods sold was $48.3 million for the thirteen weeks ended April 26, 2003 as compared to $43.1 million in the thirteen weeks ended April 27, 2002. This increase resulted from the inclusion of the recently acquired extrusion operation and the underutilization of the Company’s plants, offset in part by management cost reduction initiatives. As a percentage of sales, these costs were 67.5% and 64.9% for the thirteen weeks ended April 26, 2003 and April 27, 2002, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.5 million, excluding other intangible assets amortization of $1.5 million, for the thirteen weeks ended April 26, 2003, an increase of 6.7% from $16.4 million in the thirteen weeks ended April 27, 2002, which excluded other intangible assets amortization of $1.0 million. This increase was primarily due to increased salary and benefits of $0.9 million and sampling costs of $0.2 million. A portion of the increased salary and benefits and sampling costs are related to the Company’s new selling strategy, which was implemented beginning January 26, 2003. As a percentage of sales, these expenses, excluding amortization, decreased to 24.4% from 24.7% in the prior year.

Interest Expense. Net interest expense for the thirteen weeks ended April 26, 2003 and April 27, 2002 was $5.4 million and $8.5 million, respectively, which included minimal interest income. Included in interest expense are charges of $0.2 million and $2.6 million for the thirteen weeks ended April 26, 2003 and April 27, 2002, respectively, to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt during those periods. Excluding these charges, net interest expense would be $5.2 million for the thirteen weeks ended April 26, 2003 and $5.9 million for the thirteen weeks ended April 27, 2002.

Net Loss. Net loss for the thirteen weeks ended April 26, 2003 decreased to a net loss of $0.1 million from $4.6 million of net loss in the thirteen weeks ended April 27, 2002. This was due to the combined result of the factors described above and the $3.2 million non-cash charge for the cumulative effect of change in accounting principle in the thirteen weeks ended April 27, 2002.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma cash dividends and the minority interest in income (loss) of subsidiary, less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended April 26, 2003 increased 8.5% to $10.2 million from $9.4 million in the thirteen weeks ended April 27, 2002. As a percentage of sales, Adjusted EBITDA was 14.2% in the thirteen weeks ended April 26, 2003 compared to 14.1% in the thirteen weeks ended April 27, 2002. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net loss to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	April 27, 2002	April 26, 2003
Net loss	$(4,588)	$(97)
Cumulative effect of change in accounting principle	3,240	—
Income taxes	(730)	(681)
Net interest expense	8,499	5,406
Depreciation	1,900	2,512
Amortization	971	1,528
Chroma cash dividends	553	1,878
Equity in earnings in Chroma	(476)	(361)
Minority interest in income (loss) of subsidiary	16	(16)

Adjusted EBITDA	$9,385	$10,169

.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash used by operating activities in the thirteen weeks ended April 26, 2003 was $8.1 million compared to net cash used of $3.1 million in the thirteen weeks ended April 27, 2002. The change is due to a negative impact of $7.1 million in net working capital. A negative impact to net working capital of $5.1 million was attributable to the May 2002 acquisition of the yarn extrusion plant. The Company invested in working capital initially for the extrusion facility and expects more level working capital requirements going forward.

Net cash used in investing activities in the thirteen weeks ended April 26, 2003 was $0.2 million compared to $0.7 million in the thirteen weeks ended April 27, 2002. The decrease in cash used in investing activities was due to increased capital expenditures offset by higher distributions from the investment in Chroma. Capital expenditures for the thirteen weeks ended April 26, 2003 were $2.0 million compared to $1.3 million for the thirteen weeks ended April 27, 2002.

Net cash used in financing activities in the thirteen weeks ended April 26, 2003 was $11.7 million compared to net cash provided of $41.6 million in the thirteen weeks ended April 27, 2002. The decrease in cash provided by financing activities was due primarily to the issuance of the 9.75% Notes and repayment of a portion of the Senior Credit Facility with some of the proceeds during the thirteen weeks ended April 27, 2002 and the prepayment of $10.0 million of the Company’s term debt during the thirteen weeks ended April 26, 2003.

The Company has significant indebtedness which consists of $175.0 million in senior subordinated notes due 2010; a $109.0 million credit facility which, at April 26, 2003 had an outstanding balance of $41.0 million in term loan borrowings; $0.6 million in seller’s notes from the Company’s July 1999 acquisition of Crossley; $0.5 million in purchase money indebtedness; $0.0 million in revolving line of credit borrowings and $2.4 million in sinking funds bonds under Crossley. As of April 26, 2003, the Company had letters of credit issued against its revolving line of credit of $1.2 million. The Company was in compliance with all covenants as of April 26, 2003.

During the thirteen weeks ended April 26, 2003, the Company prepaid $10.0 million of term debt with cash generated from operations. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. These expenses totaled were $0.2 million and are reflected in interest expense in the consolidated statement of operations.

The Company’s ability to make scheduled payments of principal, interest, or to refinance its indebtedness, depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond its control. The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures. The Company periodically evaluates potential acquisitions of businesses, which complement its existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, the Company may determine to finance any such transaction with existing sources of liquidity.

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements.

EFFECTS OF INFLATION

The impact of inflation on the Company’s operations has not been significant in recent years. However, a high rate of inflation in the future may have an adverse effect on the Company’s operating results.

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

RELIANCE ON PRIMARY THIRD-PARTY SUPPLIER OF NYLON YARN

E.I. DuPont de Nemours and Company (“DuPont”) currently supplies a majority of the Company’s requirements for nylon yarn, the principal raw material used in the Company’s floorcovering products. The unanticipated termination or interruption of the supply arrangement with DuPont could have a material adverse effect on the Company because of the cost and delay associated with shifting this business to another supplier. Historically, the Company has not experienced significant interruptions in the supply of nylon yarn from DuPont.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 became effective for the Company on January 26, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”; FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”; FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”; and amends FASB Statement No. 13, “Accounting for Leases.” SFAS No. 145 addresses the treatment of gains and losses related to debt extinguishments and should only be classified as extraordinary items if they meet certain criteria. The provisions of this statement are effective beginning May 15, 2002. The financial statements included herein reflect the adoption of SFAS No. 145 as of the beginning of the Company’s fiscal year. Prior year financial statements have also been restated to reflect the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123,” Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method after December 15, 2002. The Company has adopted the applicable disclosure provisions of SFAS No.148.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 3 to the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on the Company’s historical experience, terms of existing contracts, current economic trends in the industry, information provided by the Company’s customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

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

Impairment of Goodwill. The Company periodically evaluates acquired businesses for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the Company’s acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Accounts Receivable. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluation of the financial condition of the Company’s customers and the collectability of the Company’s accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to pay their debts, allowances recorded in the Company’s financial statements may not be adequate.

Inventory Reserves. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

Allowance and/or reserve for product warranty and returns. Warranty reserve and allowance for product returns is established based upon best estimates of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While the Company believes that its warranty reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon its historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although the Company is not subject to material foreign currency exchange risk, it is exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of the Company’s debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At April 26, 2003, the Company had variable rate debt of $41.0 million and fixed rate debt of $178.9 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on the Company’s leverage ratio for the immediately preceding four fiscal quarters.

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

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/s/ DARREL V. MCCAY
Darrel V. McCay
Chief Financial Officer and Vice President
(duly authorized officer and principal
financial and accounting officer)

CERTIFICATION

I, Edgar M. (Mac) Bridger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Collins & Aikman Floorcoverings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)	any fraud whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

/s/ EDGAR M. (MAC) BRIDGER
Edgar M. (Mac) Bridger
Chief Executive Officer

CERTIFICATION

I, Darrel V. McCay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Collins & Aikman Floorcoverings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)	any fraud whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

/s/ DARREL V. MCCAY
Darrel V. McCay
Vice President and Chief Financial Officer