Form 10-Q
period 2003-07-26
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2003-09-09
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of August 30, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
NET SALES	$99,899	$93,931	$166,316	$165,500

COST OF GOODS SOLD	62,118	59,169	105,219	107,501
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	18,962	20,980	36,317	39,966

	81,080	80,149	141,536	147,467

OPERATING INCOME	18,819	13,782	24,780	18,033
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY	(10)	32	6	16
EQUITY IN EARNINGS OF AFFILIATE	533	326	1,009	687
NET INTEREST EXPENSE	4,788	5,199	13,287	10,605

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,574	8,877	12,496	8,099
INCOME TAX EXPENSE	5,540	3,799	4,810	3,118

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,034	5,078	7,686	4,981
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(3,240)	—

NET INCOME	$9,034	$5,078	$4,446	$4,981

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 25, 2003	July 26, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,907	$8,334
Accounts receivable, net of allowances of $917 and $865 in fiscal 2002 and 2003, respectively	38,527	52,253
Inventories	35,721	44,551
Deferred tax assets	1,863	2,903
Prepaid expenses and other	1,699	2,384

Total current assets	98,717	110,425

PROPERTY, PLANT, AND EQUIPMENT, net	66,258	65,991

DEFERRED TAX ASSETS	870	446

GOODWILL	98,378	98,378

OTHER INTANGIBLE ASSETS, net	43,100	40,044

OTHER ASSETS	11,090	8,784

TOTAL ASSETS	$318,413	$324,068

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,919	$22,112
Accrued expenses	18,714	25,725
Current portion of long-term debt	12,105	997

Total current liabilities	46,738	48,834

OTHER LIABILITIES, including post-retirement benefit obligation	5,529	5,414

LONG-TERM DEBT, net of current portion	218,666	218,947

MINORITY INTEREST	330	345

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock; $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2002 and 2003	—	—
Paid-in capital	72,648	72,648
Retained deficit	(23,480)	(20,762)
Accumulated other comprehensive loss	(2,018)	(1,358)

	47,150	50,528

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$318,413	$324,068

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE TWENTY-SIX WEEKS ENDED JULY 26, 2003

(Unaudited and In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid - in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
	Shares	Amount
BALANCE, January 25, 2003	1,000	$—	$72,648	$(23,480)	$(809)	$(1,209)	$47,150
Net income	—	—	—	4,981	—	—	4,981
Dividends to Tandus Group, Inc.	—	—	—	(2,263)	—	—	(2,263)
Foreign currency translation adjustment	—	—	—	—	660	—	660

BALANCE, July 26, 2003	1,000	$—	$72,648	$(20,762)	$(149)	$(1,209)	$50,528

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,446	$4,981

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	4,122	5,024
Amortization of other intangible assets	1,958	3,056
Amortization and write-off of deferred financing fees	3,324	630
Deferred income tax expense	3,001	(616)
Equity in earnings of affiliate	(1,009)	(687)
Minority interest in income of subsidiary	6	16
Cumulative effect of change in accounting principle	3,240	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,785)	(13,726)
Inventories	(8,595)	(8,830)
Accounts payable	7,135	6,193
Accrued expenses	6,857	7,010
Other, net	(1,887)	(365)

Total adjustments	(3,633)	(2,295)

Net cash provided by operating activities	813	2,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business	(35,127)	—
Equity distribution from affiliate	971	2,282
Additions to property, plant, and equipment	(3,522)	(4,130)

Net cash used in investing activities	(37,678)	(1,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	3,500
Repayments of long-term debt	(131,767)	(14,630)
Dividends to Tandus Group, Inc.	(2,139)	(2,263)
Financing costs	(6,627)	(18)

Net cash provided by (used in) financing activities	34,467	(13,411)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,398)	(12,573)

CASH AND CASH EQUIVALENTS, beginning of period	6,234	20,907

CASH AND CASH EQUIVALENTS, end of period	$3,836	$8,334

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

2. Organization

Based on annual sales and product brands, Collins and Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the “Tandus Group” name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, and Singapore.

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

4. Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less.

5. Inventories

Net inventory balances are summarized below (in thousands):

	January 25, 2003	July 26, 2003
		(Unaudited)
Raw materials	$16,085	$20,009
Work in process	5,309	7,815
Finished goods	14,327	16,727

	$35,721	$44,551

6. Revenue Recognition

Revenue is recognized when carpet products and related accessories are shipped. The terms for these sales are FOB shipping point. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer.

The Company provides installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively, in the accompanying consolidated statements of operations. These billings and expenses were $5.7 million and $4.8 million for the twenty-six weeks ended July 26, 2003 and July 27, 2002, respectively, and $3.4 million and $2.9 million for the thirteen weeks ended July 26, 2003 and July 27, 2002, respectively.

7. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 25, 2003	July 26, 2003
		(Unaudited)
Payroll and employee benefits	$5,466	$6,912
Accrued taxes	390	5,014
Customer claims	1,817	2,362
Accrued interest	7,892	7,985
Customer deposits	515	—
Accrued professional fees	1,412	1,525
Other	1,222	1,927

	$18,714	$25,725

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires companies to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment by using certain fair value based tests. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

	July 26, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(11,436)
Patent	27,000	(15,927)
Supply Agreement	8,000	(3,206)

Total	$47,000	$(30,569)

The patent is being amortized over an eleven-year period using the straight-line method. The non-compete is being amortized over a seven-year period using the double-declining balance method. The supply agreement is being amortized over a three-year period using the straight-line method.

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
Aggregate amortization expense	$987	$1,528	$1,958	$3,056

Estimated amortization expense:
Fiscal 2003	$6,229
Fiscal 2004	$5,122
Fiscal 2005	$3,224
Fiscal 2006	$2,455
Fiscal 2007	$2,455

The changes in the carrying amount of goodwill for the period ended July 26, 2003 are as follows:

	FLOORCOVERINGS SEGMENT	EXTRUSION SEGMENT	TOTAL
Balance as of January 25, 2003	$92,747	$5,631	$98,378
Goodwill acquired during the year	—	—	—
Impairment loss	—	—	—

Balance as of July 26, 2003	$92,747	$5,631	$98,378

Stock Based Compensation

At July 26, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 of the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company will account for these options as variable options and will record expenses and income based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of July 26, 2003 and July 27, 2002, the Company has not recorded any expense as the Company has not achieved its earnings targets and the fair market value of the Company’s common stock has not increased from the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to the stock-based employee compensation (in thousands).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
Net income as reported	$9,034	$5,078	$4,446	$4,981
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(12)	(7)	(23)	(15)

Proforma net income	$9,022	$5,071	$4,423	$4,966

9. Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has no impact to the Company’s consolidated financial statements beyond the additional disclosures as presented in Note 15.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities that have certain characteristics. Generally, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires variable interest entities to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. FIN 46 requires consolidation of variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first year or interim period beginning after June 15, 2003. The Company is in the process of determining the impact of FIN 46 on its financial statements.

Monterey Carpets, Inc., a wholly-owned subsidiary of the Company, holds a variable interest in a partnership described in further detail in Note 12. The Company currently accounts for the partnership under the equity method of accounting. As a result, the partnership may be considered a variable interest entity, and the Company may be required to consolidate the partnership as of July 27, 2003, the beginning of the Company’s third quarter. Consolidated net income and Adjusted EBITDA for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the business of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from the third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that no such call for additional capital contributions should be required.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 is not expected to materially impact the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to materially impact the Company’s financial statements.

10. Long-Term Debt

During the twenty-six weeks ended July 26, 2003 and July 27, 2002, the Company prepaid $10.0 million and $125.0 million, respectively, of its term debt. The $10.0 million term debt prepayment was funded by cash accumulated from operations. The $125.0 million term debt repayment was funded by a portion of the proceeds of the February 20, 2002 issuance of $175.0 million of 9.75% senior subordinated notes due 2010. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amounts of these expenses were $0.2 million and $2.6 million for the periods ended July 26, 2003 and July 27, 2002, respectively. These items are reflected in interest expense in the consolidated statement of operations.

The Company was in compliance with all covenants as of July 26, 2003.

Total net interest expense was $5.2 million and $4.8 million for the thirteen weeks ended July 26, 2003 and July 27, 2002, respectively. Total net interest expense was $10.6 million and $13.3 million for the twenty-six weeks ended July 26, 2003 and July 27, 2002, respectively, which included interest income of $0.1 million and $0.2 million, respectively. The twenty-six weeks ended July 27, 2002 include a charge to interest expense of $2.6 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% notes offering and from cash generated from operations.

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

The Floorcoverings segment represents all floorcovering products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 76.7% and 78.1% of sales in the thirteen weeks and twenty-six weeks ended July 26, 2003, respectively, as a result of a supply agreement with the seller. See Note 16 for subsequent event information related to the Extrusion operations.

A non-cash goodwill impairment charge of $3.2 million was recorded in the Floorcoverings’ segment. The charge resulted from the Company’s adoption of SFAS No. 142 and was recorded retroactively to January 27, 2002 as a cumulative effect of a change in accounting principle.

The table below provides certain financial information by segment (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
Net Sales to External Customers
Floorcoverings	$92,266	$86,743	$158,683	$150,540
Extrusion	7,633	7,188	7,633	14,960

Total Sales to External Customers	$99,899	$93,931	$166,316	$165,500

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
Adjusted EBITDA
Floorcoverings	$21,097	$16,881	$30,481	$25,662
Extrusion	1,350	1,346	1,350	2,733

Total Adjusted EBITDA	$22,447	$18,227	$31,831	$28,395

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
Net income	$9,034	$5,078	$4,446	$4,981
Cumulative effect of change in accounting principle	—	—	3,240	—
Income taxes	5,540	3,799	4,810	3,118
Net interest expense	4,788	5,199	13,287	10,605
Depreciation	2,222	2,512	4,122	5,024
Amortization	987	1,528	1,958	3,056
Chroma cash dividends	419	405	971	2,282
Equity in earnings in Chroma	(533)	(326)	(1,009)	(687)
Minority interest in income (loss) of subsidiary	(10)	32	6	16

Adjusted EBITDA	$22,447	$18,227	$31,831	$28,395

	As of January 25, 2003	As of July 26, 2003
Consolidated Assets
Floorcoverings	$280,418	$287,559
Extrusion	37,995	36,509

Total Consolidated Assets	$318,413	$324,068

12. Investment in Equity Affiliate

Monterey Carpets, Inc. has a one-half ownership interest in Chroma Systems Partners (“Chroma”), which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over the partnership, the Company currently accounts for the partnership under the equity method of accounting. The audited financial statements and related footnotes of Chroma are included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. In January 2003, the FASB issued FIN 46 which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. FIN 46 is discussed in more detail in Note 9. As a result, the Company may be required to consolidate the partnership as of July 27, 2003, the beginning of the Company’s third quarter.

The condensed financial information of Chroma for the twenty-six weeks ended July 26, 2003 and July 27, 2002, and as of July 26, 2003 and January 25, 2003 are summarized below:

	As of January 25, 2003	As of July 26, 2003
Current Assets	$1,939	$2,887
Non-current Assets	8,433	8,140

Total Assets	$10,372	$11,027

Current Liabilities	$921	$1,197
Long Term Debt	5,066	8,672
Partners’ Capital	4,385	1,158

Total Liabilities and Partners’ Capital	$10,372	$11,027

	Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003
Net Sales	$8,837	$8,872
Cost of Goods Sold	6,369	7,004

Gross Profit	2,468	1,868
Income From Operations	2,060	1,412
Net Income	2,039	1,338

13. Acquisition

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill (which was assigned an indefinite life), and $8.0 million for a supply agreement which will be amortized over its term of three years. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from May 8, 2002.

14. Comprehensive Income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
Net Income	$9,034	$5,078	$4,446	$4,981
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(474)	245	(330)	660

Comprehensive Income	$8,560	$5,323	$4,116	$5,641

15. Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by certain of the Company’s domestic subsidiaries. The guarantee of the guarantor subsidiaries as of July 26, 2003 arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million senior secured credit facility (“Senior Credit Facility”) which was amended by the Company on February 20, 2002. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of July 26, 2003 is $224.0 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations.

Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of July 26, 2003 and January 25, 2003, and for each of the thirteen weeks and twenty-six weeks ended July 26, 2003 and July 27, 2002 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended July 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$64,962	$23,438	$11,831	$(6,300)	$93,931

Cost of Goods Sold	37,527	17,743	10,199	(6,300)	59,169

Selling, General & Administrative Expenses	13,940	5,335	1,705	—	20,980

	51,467	23,078	11,904	(6,300)	80,149

Operating Income (Loss)	13,495	360	(73)	—	13,782

Minority Interest in Income of Subsidiary	—	—	32	—	32
Equity in Earnings of Affiliate	—	326	—	—	326
Equity in Earnings of Subsidiaries	215	—	—	(215)	—
Net Interest Expense	5,151	—	48	—	5,199

Income (Loss) Before Income Taxes	8,559	686	(153)	(215)	8,877
Income Tax Expense	3,481	282	36	—	3,799

Net Income (Loss)	$5,078	$404	$(189)	$(215)	$5,078

Guarantor Financial Statements

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended July 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$67,395	$24,145	$11,805	$(3,446)	$99,899

Cost of Goods Sold	38,214	17,544	9,806	(3,446)	62,118

Selling, General & Administrative Expenses	13,562	4,029	1,371	—	18,962

	51,776	21,573	11,177	(3,446)	81,080

Operating Income	15,619	2,572	628	—	18,819

Minority Interest in Loss of Subsidiary	—	—	(10)	—	(10)
Equity in Earnings of Affiliate	—	533	—	—	533
Equity in Earnings of Subsidiaries	2,598	—	—	(2,598)	—
Net Interest Expense	4,777	—	11	—	4,788

Income Before Income Taxes	13,440	3,105	627	(2,598)	14,574

Income Tax Expense	4,406	1,100	34	—	5,540

Net Income	$9,034	$2,005	$593	$(2,598)	$9,034

Guarantor Financial Statements

Condensed Consolidating Statement of Operations

For the Twenty-Six Weeks Ended July 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$108,649	$44,762	$23,037	$(10,948)	$165,500

Cost of Goods Sold	64,570	34,134	19,745	(10,948)	107,501

Selling, General & Administrative Expenses	26,135	10,048	3,783	—	39,966

	90,705	44,182	23,528	(10,948)	147,467

Operating Income (Loss)	17,944	580	(491)	—	18,033

Minority Interest in Income of Subsidiary	—	—	16	—	16
Equity in Earnings of Affiliate	—	687	—	—	687
Equity in Earnings of Subsidiaries	676	—	—	(676)	—
Net Interest Expense	10,525	—	80	—	10,605

Income (Loss) Before Income Taxes	8,095	1,267	(587)	(676)	8,099

Income Tax Expense (Benefit)	3,114	(66)	70	—	3,118

Net Income (Loss)	$4,981	$1,333	$(657)	$(676)	$4,981

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Twenty-Six Weeks Ended July 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$110,215	$39,636	$22,811	$(6,346)	$166,316

Cost of Goods Sold	64,877	27,647	19,041	(6,346)	105,219

Selling, General & Administrative Expenses	24,544	8,836	2,937	—	36,317

	89,421	36,483	21,978	(6,346)	141,536

Operating Income	20,794	3,153	833	—	24,780
Minority Interest in Income of Subsidiary	—	—	6	—	6
Equity in Earnings of Affiliate	—	1,009	—	—	1,009
Equity in Earnings of Subsidiaries	(36)	—	—	36	—
Net Interest Expense	13,272	—	15	—	13,287

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	7,486	4,162	812	36	12,496

Income Tax Expense	3,040	1,703	67	—	4,810

Income Before Cumulative Effect of Change in Accounting Principle	4,446	2,459	745	36	7,686
Cumulative Effect of Change in Accounting Principle	—	—	(3,240)	—	(3,240)

Net Income (Loss)	$4,446	$2,459	$(2,495)	$36	$4,446

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

July 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,870	$48	$416	$—	$8,334
Accounts receivable, net	32,281	11,557	8,415	—	52,253
Inventories	22,249	10,363	11,939	—	44,551
Deferred tax assets	2,124	678	101	—	2,903
Prepaid expenses and other	878	405	1,101	—	2,384

Total current assets	65,402	23,051	21,972	—	110,425

PROPERTY, PLANT AND EQUIPMENT, net	33,070	22,493	10,428	—	65,991
DEFERRED TAX ASSETS	—	820	1,631	(2,005)	446
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	35,250	4,794	—	—	40,044
INVESTMENT IN SUBSIDIARIES	70,739	—	—	(70,739)	—
OTHER ASSETS	8,040	718	26	—	8,784

TOTAL ASSETS	$274,887	$87,868	$34,057	$(72,744)	$324,068

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,456	$6,411	$5,245	$—	$22,112
Accrued expenses	15,873	7,163	2,689	—	25,725
Current portion of long-term debt	863	—	134	—	997

Total current liabilities	27,192	13,574	8,068	—	48,834

INTERCOMPANY (RECEIVABLE) PAYABLE	(26,181)	5,792	20,389	—	—
OTHER LIABILITIES, including post-retirement obligation	7,307	—	112	(2,005)	5,414
LONG-TERM DEBT, net of current portion	216,041	—	2,906	—	218,947
MINORITY INTEREST	—	—	—	345	345

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(20,762)	16,747	(5,926)	(10,821)	(20,762)
Accumulated other comprehensive loss	(1,358)	—	(51)	51	(1,358)

	50,528	68,502	2,582	(71,084)	50,528

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$274,887	$87,868	$34,057	$(72,744)	$324,068

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,047	$—	$1,860	$		$20,907
Accounts receivable, net	20,332	10,507	7,688			38,527
Inventories	17,544	8,245	9,932			35,721
Deferred tax assets	1,310	461	92			1,863
Prepaid expenses and other	467	222	1,010			1,699

Total current assets	58,700	19,435	20,582			98,717

PROPERTY, PLANT AND EQUIPMENT, net	32,791	23,902	9,565			66,258
DEFERRED TAX ASSETS	10	356	1,482		(978)	870
GOODWILL	62,386	35,992	—			98,378
OTHER INTANGIBLE ASSETS, net	36,997	6,103	—			43,100
INVESTMENT IN SUBSIDIARIES	69,395	—	—		(69,395)	—
OTHER ASSETS	8,777	2,287	26			11,090

TOTAL ASSETS	$269,056	$88,075	$31,655		$(70,373)	$318,413

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,808	$3,475	$4,636		$—	$15,919
Accrued expenses	9,625	7,001	2,088		—	18,714
Current portion of long-term debt	10,868	—	1,237		—	12,105

Total current liabilities	28,301	10,476	7,961		—	46,738

INTERCOMPANY (RECEIVABLE) PAYABLE	(28,766)	10,437	18,329		—	—

OTHER LIABILITIES, including post-retirement obligation	6,380	—	127		(978)	5,529
LONG-TERM DEBT, net of current portion	215,991	—	2,675		—	218,666
MINORITY INTEREST	—	—	—		330	330

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133		(133)	—
Common stock	—	2,056	6,061		(8,117)	—
Paid-in capital	72,648	49,699	2,365		(52,064)	72,648
Retained earnings (deficit)	(23,480)	15,407	(5,285)		(10,122)	(23,480)
Accumulated other comprehensive loss	(2,018)	—	(711)		711	(2,018)

	47,150	67,162	2,563		(69,725)	47,150

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$269,056	$88,075	$31,655		$(70,373)	$318,413

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended July 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$3,876	$(1,758)	$568	$2,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	2,282	—	2,282
Additions to property, plant, and equipment	(2,772)	(476)	(882)	(4,130)

Net cash (used in) provided by investing activities	(2,772)	1,806	(882)	(1,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,500	—	—	3,500
Repayments of long-term debt	(13,500)	—	(1,130)	(14,630)
Dividends to Tandus Group, Inc.	(2,263)	—	—	(2,263)
Financing costs	(18)	—	—	(18)

Net cash used in financing activities	(12,281)	—	(1,130)	(13,411)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,177)	48	(1,444)	(12,573)

CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of period	$7,870	$48	$416	$8,334

Guarantor Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Twenty-Six Weeks Ended July 27, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$1,585	$(783)	$11	$813

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business	(35,127)	—	—	(35,127)
Equity distribution from affiliate	—	971	—	971
Additions to property, plant and equipment	(2,619)	(237)	(666)	(3,522)

Net cash provided by (used in) investing activities	(37,746)	734	(666)	(37,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(131,500)	—	(267)	(131,767)
Dividends to Tandus Group, Inc.	(2,139)	—	—	(2,139)
Financing Costs	(6,627)	—	—	(6,627)

Net cash provided by (used in) financing activities	34,734	—	(267)	34,467

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,427)	(49)	(922)	(2,398)

CASH AND CASH EQUIVALENTS, beginning of period	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of period	$844	$—	$2,992	$3,836

16. Subsequent Event

On September 4, 2003, The Dixie Group, Inc. (“Dixie”) announced a definitive agreement to divest assets of certain portions of their business. Dixie is the seller from whom the Company acquired the extrusion operations on May 8, 2002. The impact of the recently announced Dixie divestiture is not yet determinable, but Company management expects a reduction in the requirements of the extrusion operations to Dixie. The divestiture is subject to usual and customary regulatory and contractual contingencies and is expected to be finalized late in the Company’s third quarter.

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

GENERAL

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the “Tandus Group” name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the Company’s diversity of its end markets, management believes its business tends to be less cyclical than that of many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom and Singapore.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus’s outstanding capital stock is controlled by investment funds managed by Oaktree Capital Management, LLC and Banc of America Capital Investors.

During the twenty-six weeks ended July 26, 2003, the Company prepaid $10.0 million of the term loan. In connection with the term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses was $0.2 million and are reflected in interest expense in the consolidated statement of operations.

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill (which was assigned an indefinite life), and $8.0 million for a supply agreement which will be amortized over its term of three years. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from May 8, 2002.

On September 4, 2003, The Dixie Group, Inc. (“Dixie”) announced a definitive agreement to divest assets of certain portions of their business. Dixie is the seller from whom the Company acquired the extrusion operations on May 8, 2002. The impact of the recently announced Dixie divestiture is not yet determinable, but Company management expects a reduction in the requirements of the extrusion operations to Dixie. The divestiture is subject to usual and customary regulatory and contractual contingencies and is expected to be finalized late in the Company’s third quarter.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003	July 27, 2002	July 26, 2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	62.1	63.0	63.3	65.0

Gross Profit	37.9	37.0	36.7	35.0
Selling, General & Administrative Expenses	19.0	22.3	21.8	24.1

Operating Income	18.9	14.7	14.9	10.9
Net Interest Expense	4.8	5.5	8.0	6.4
Net Income	9.0	5.1	2.7	2.8

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 26, 2003 As Compared with Thirteen Weeks Ended July 27, 2002

Net Sales. Net sales for the thirteen weeks ended July 26, 2003 were $93.9 million, a decrease of 6.0% from the $99.9 million for the thirteen weeks ended July 27, 2002. The decrease in net sales in the thirteen weeks ended July 26, 2003 was due to the slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001. The difficulty in this end market has continued throughout fiscal 2003. For the thirteen weeks ended July 26, 2003, the Company’s sales to the corporate office market decreased by 11.2% as compared to the prior year. Net sales of the extrusion operation for the thirteen weeks ended July 26, 2003 were down approximately 6.0% as compared to the thirteen weeks ended July 27, 2002.

Cost of Goods Sold. Cost of goods sold was $59.2 million for the thirteen weeks ended July 26, 2003 as compared to $62.1 million in the thirteen weeks ended July 27, 2002. This decrease resulted from lower net sales and management cost reduction initiatives. As a percentage of sales, these costs were 63.0% for the thirteen weeks ended July 26, 2003 and 62.1% for the thirteen weeks ended July 27, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.5 million, excluding other intangible assets amortization of $1.5 million, for the thirteen weeks ended July 26, 2003, an increase of 8.2% from $18.0 million in the thirteen weeks ended July 27, 2002, which excluded goodwill and other intangible assets amortization of $1.0 million. This was primarily due to increases in salaries and related benefits of $0.3 million, professional services of $0.8 million, marketing and promotional expenses of $1.0 million, partially offset by lower sales commissions of $0.5 million. A portion of the increased salary and related benefits, marketing and promotional expenses and sampling expenses are related to the Company’s new selling strategy, which was implemented beginning January 26, 2003 and to support a number of new floorcovering product lines which were recently introduced. As a percentage of sales, these expenses, excluding amortization, increased to 20.7% from 18.0% in the prior year.

Interest Expense. Net interest expense for the thirteen weeks ended July 26, 2003 and thirteen weeks ended July 27, 2002 was $5.2 million and $4.8 million, respectively.

Net Income. Net income for the thirteen weeks ended July 26, 2003 was $5.1 million compared to $9.0 million in the thirteen weeks ended July 27, 2002. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended July 26, 2003 decreased to $18.2 million from $22.4 million in the thirteen weeks ended July 27, 2002. As a percentage of sales, Adjusted EBITDA was 19.4% in the thirteen weeks ended July 26, 2003 compared to 22.5% in the thirteen weeks ended July 27, 2002. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirteen Weeks Ended
	July 27, 2002	July 26, 2003
Net income	$9,034	$5,078
Income taxes	5,540	3,799
Net interest expense	4,788	5,199
Depreciation and amortization	3,209	4,040
Chroma cash dividends	419	405
Equity in earnings in Chroma	(533)	(326)
Minority interest in loss of subsidiary	(10)	32

Adjusted EBITDA	$22,447	$18,227

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended July 26, 2003 As Compared with Twenty-Six Weeks Ended July 27, 2002

Net Sales. Net sales for the twenty-six weeks ended July 26, 2003 were $165.5 million, a decrease of 0.5% from the $166.3 million for the twenty-six weeks ended July 27, 2002. The slight decrease in net sales in the twenty-six weeks ended July 26, 2003 was due to the continued slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001. For the twenty-six weeks ended July 26, 2003, the Company’s sales to the corporate office market decreased by 14.4% as compared to the prior year. This decrease was partially offset by the inclusion of the extrusion operation’s net sales for the full twenty-six weeks ended July 26, 2003. The extrusion operation was acquired May 8, 2002.

Cost of Goods Sold. Cost of goods sold was $107.5 million for the twenty-six weeks ended July 26, 2003 as compared to $105.2 million in the twenty-six weeks ended July 27, 2002. This increase resulted from the inclusion of the costs of the extrusion operation for the full twenty-six weeks ended July 26, 2003, partially offset by lower net sales and management cost reduction initiatives. As a percentage of sales, cost of goods sold were 65.0% and 63.3%, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding goodwill and other intangible assets amortization of $3.1 million, for the twenty-six weeks ended July 26, 2003 increased to $36.9 million, an increase of 8.0% from $34.3 million in the twenty-six weeks ended July 27, 2002 which excluded goodwill and other intangible assets amortization of $2.0 million. The increase was primarily due to increases in salaries and related benefits of $1.3 million, sampling expenses of $0.2 million, marketing and promotional expenses of $1.4 million, partially offset by lower sales commissions of $0.8 million and professional services of $0.1 million. A portion of the increased salary and benefits, marketing and promotional expenses and sampling expenses are related to the Company’s new selling strategy, which was implemented beginning January 26, 2003 and to support a number of new floorcovering product lines which were recently introduced. As a percentage of sales, these expenses, excluding amortization, were 22.3% and 20.7%, respectively.

Interest Expense. Net interest expense for the twenty-six weeks ended July 26, 2003 and the twenty-six weeks ended July 27, 2002 was $10.6 million and $13.3 million, respectively, which included interest income of $0.1 million and $0.2 million, respectively. The twenty-six weeks ended July 27, 2002 include a charge to interest expense of $2.6 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Notes offering and from cash generated by operations.

Net Income. Net income for the twenty-six weeks ended July 26, 2003 increased to $5.0 million from $4.4 million in the thirteen weeks ended July 27, 2002. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the twenty-six weeks ended July 26, 2003 decreased to $28.4 million from $31.8 million in the twenty-six weeks ended July 27, 2002. As a percentage of sales, Adjusted EBITDA was 17.2% in the twenty-six weeks ended July 27, 2002 compared to 19.1% in the twenty-six weeks ended July 27, 2002. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Twenty-Six Weeks Ended
	July 27, 2002	July 26, 2003
Net income	$4,446	$4,981
Cumulative effect of change in accounting principle	3,240	—
Income taxes	4,810	3,118
Net interest expense	13,287	10,605
Depreciation and amortization	6,080	8,080
Chroma cash dividends	971	2,282
Equity in earnings in Chroma	(1,009)	(687)
Minority interest in income of subsidiary	6	16

Adjusted EBITDA	$31,831	$28,395

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities in the twenty-six weeks ended July 26, 2003 was $2.7 million compared to $0.8 million in the twenty-six weeks ended July 27, 2002. The change is due to a positive impact of $8.6 million in net working capital, and $2.0 million in depreciation and amortization partially offset by $3.6 million in deferred tax expense, $2.7 million of deferred financing fee amortization, and $3.2 million impact of the cumulative effect of change in accounting principle.

Net cash used in investing activities in the twenty-six weeks ended July 26, 2003 was $1.8 million compared to $37.7 million in the twenty-six weeks ended July 27, 2002. The decrease in cash used in investing activities was primarily due to the acquisition of the yarn extrusion manufacturing plant and the real property on which the plant is located on May 8, 2002. Capital expenditures for the twenty-six weeks ended July 26, 2003 were $4.1 million compared to $3.5 million for the twenty-six weeks ended July 27, 2002.

Net cash used in financing activities for the twenty-six weeks ended July 26, 2003 was $13.4 million compared to net cash provided by financing activities of $34.5 million in the twenty-six weeks ended July 27, 2002. The decrease in cash provided by financing activities was due primarily to the issuance of the 9.75% Notes and repayment of the Senior Credit Facility with a portion of the proceeds during the twenty-six weeks ended July 27, 2002 as well as a net repayment of long-term debt of $11.1 million during the twenty-six weeks ended July 26, 2003.

The Company has significant indebtedness which, as of July 26, 2003, consists of $175.0 million of 9.75% senior subordinated notes due 2010, $41.0 million of senior term debt, $0.7 million in seller’s notes from the Company’s July 1999 acquisition of Crossley, $0.5 million in purchase money indebtedness and $2.6 million in sinking fund bonds under Crossley. As of July 26, 2003, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $1.2 million of letters of credit outstanding leaving total availability of $48.8 million. The Company was in compliance with all covenants as of July 26, 2003.

Subsequent to July 26, 2003, the Company paid $8.5 million for the semi-annual interest due on the 9.75% Notes and prepaid $5.5 million of term debt. These payments were funded by cash generated from operations.

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

RELIANCE ON PRIMARY THIRD-PARTY SUPPLIER OF NYLON YARN

E. I. DuPont de Nemours and Company (“DuPont”) currently supplies a majority of our requirements for nylon yarn, the principal raw material used in our floorcovering products. The unanticipated termination or interruption of the supply arrangement with DuPont could have a material adverse effect on us because of the cost and delay associated with shifting this business to another supplier. Historically, we have not experienced significant interruptions in the supply of nylon yarn from DuPont.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has no impact beyond the additional disclosures as presented in Note 15 to the Company’s consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities that have certain characteristics. Generally, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires variable interest entities to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. FIN 46 requires consolidation of variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first year or interim period beginning after June 15, 2003. The Company is in the process of determining the impact of FIN 46 on its financial statements.

Monterey Carpets, Inc., a wholly-owned subsidiary of the Company, holds a variable interest in a partnership described in further detail in Note 12 to the consolidated financial statements. The Company currently accounts for the partnership under the equity method of accounting. As a result, the partnership may be considered a variable interest entity, and the Company may be required to consolidate the partnership as of July 27, 2003, the beginning of the Company’s third quarter. Consolidated net income and Adjusted EBITDA for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company is in the process of determining the impact of FIN 46 on its financial statements. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the business of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from the third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that no such call for additional capital contributions should be required.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 is not expected to materially impact the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to materially impact the Company’s financial statements.

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

Accounts Receivable. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluation of the financial condition of the Company’s customers and collectability of the Company’s accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to pay their debts, allowances recorded in the Company’s financial statements may not be adequate.

Inventory Reserves. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out, method. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although we are not subject to material foreign currency exchange risk, we are exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At July 26, 2003, we had variable rate debt of $41.0 million and fixed rate debt of $178.9 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II – OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 8, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/s/ DARREL V. MCCAY
Darrel V. McCay Chief Financial Officer and Vice President (duly authorized officer and principal financial and accounting officer)