Form 10-Q
period 2003-10-25
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2003-12-09
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 25, 2003

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

Yes ☐ No ☒.

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 7, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 25, 2003

NET SALES	$84,282	$74,139	$250,597	$239,639

COST OF GOODS SOLD	57,425	51,851	162,644	159,352
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	17,913	18,594	54,231	58,560

	75,338	70,445	216,875	217,912

OPERATING INCOME	8,944	3,694	33,722	21,727

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY	(1)	10	5	26
EQUITY IN EARNINGS OF AFFILIATE	484	387	1,493	1,074
NET INTEREST EXPENSE	5,464	5,381	18,751	15,986

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,965	(1,310)	16,459	6,789
INCOME TAX EXPENSE (BENEFIT)	1,775	(1,345)	6,585	1,773

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,190	35	9,874	5,016
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(3,240)	—

NET INCOME	$2,190	$35	$6,634	$5,016

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 25, 2003	October 25, 2003
		(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,907	$1,350
Accounts receivable, net of allowances of $917 and $978 in fiscal 2002 and 2003, respectively	38,527	36,799
Inventories	35,721	40,248
Deferred tax assets	1,863	2,427
Prepaid expenses and other	1,699	2,080

Total current assets	98,717	82,904

PROPERTY, PLANT, AND EQUIPMENT, net	66,258	66,968

DEFERRED TAX ASSETS	870	—

GOODWILL	98,378	98,378

OTHER INTANGIBLE ASSETS, net	43,100	38,516

OTHER ASSETS	11,090	7,826

TOTAL ASSETS	$318,413	$294,592

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,919	$12,700
Accrued expenses	18,714	16,023
Current portion of long-term debt	12,105	407

Total current liabilities	46,738	29,130

OTHER LIABILITIES, including post-retirement benefit obligation	5,529	5,415

LONG-TERM DEBT, net of current portion	218,666	209,002

MINORITY INTEREST	330	355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock; $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2002 and 2003	—	—
Paid-in capital	72,648	72,648
Retained deficit	(23,480)	(20,727)
Accumulated other comprehensive loss	(2,018)	(1,231)

Total Stockholder’s Equity	47,150	50,690

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$318,413	$294,592

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 25, 2003

(Unaudited and In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Paid - in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
	Shares	Amount
BALANCE, January 25, 2003	1,000	$—	$72,648	$(23,480)	$(809)	$(1,209)	$47,150
Net income	—	—	—	5,016	—	—	5,016
Dividends to Tandus Group, Inc.	—	—	—	(2,263)	—	—	(2,263)
Foreign currency translation adjustment	—	—	—	—	787	—	787

BALANCE, October 25, 2003	1,000	$—	$72,648	$(20,727)	$(22)	$(1,209)	$50,690

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,634	$5,016

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	6,543	7,689
Amortization of other intangible assets	2,946	4,584
Amortization and write-off of deferred financing fees	3,757	1,381
Deferred income tax expense	3,842	310
Equity in earnings of affiliate	(1,493)	(1,074)
Minority interest in income of subsidiary	5	26
Cumulative effect of change in accounting principle	3,240	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,951)	1,728
Inventories	(4,562)	(4,527)
Accounts payable	2,434	(3,219)
Accrued expenses	1,165	(2,691)
Other, net	(738)	(426)

Total adjustments	6,188	3,781

Net cash provided by operating activities	12,822	8,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business	(35,132)	—
Equity distribution from affiliate	1,678	3,023
Additions to property, plant, and equipment	(5,965)	(7,220)

Net cash used in investing activities	(39,419)	(4,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	3,500
Repayments of long-term debt	(133,957)	(25,412)
Dividends to Tandus Group, Inc.	(2,593)	(2,263)
Financing costs	(6,808)	(18)

Net cash provided by (used in) financing activities	31,642	(24,193)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(598)	36

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,447	(19,557)

CASH AND CASH EQUIVALENTS, beginning of period	6,234	20,907

CASH AND CASH EQUIVALENTS, end of period	$10,681	$1,350

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

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

3.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

4.	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less.

5.	Inventories

Net inventory balances are summarized below (in thousands):

	January 25, 2003	October 25, 2003
		(Unaudited)

Raw materials	$16,085	$17,295
Work in process	5,309	6,240
Finished goods	14,327	16,713

	$35,721	$40,248

6.	Revenue Recognition

Revenue is recognized when carpet products and related accessories are shipped. The terms for these sales are freight on board (“FOB”) shipping point. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer.

The Company provides installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively, in the accompanying consolidated statements of operations. These billings and expenses were $9.5 million and $10.0 million for the thirty-nine weeks ended October 25, 2003 and October 26, 2002, respectively, and $3.8 million and $5.1 million for the thirteen weeks ended October 25, 2003 and October 26, 2002, respectively.

7.	Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 25, 2003	October 25, 2003
		(Unaudited)

Payroll and employee benefits	$5,466	$5,794
Accrued taxes	390	678
Customer claims	1,817	1,961
Accrued interest	7,892	3,636
Customer deposits	515	—
Accrued professional fees	1,412	1,723
Other	1,222	2,231

	$18,714	$16,023

8.	Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 27, 2002.

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization as of October 25, 2003 are as follows:

	October 25, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(11,707)
Patent	27,000	(16,530)
Supply Agreement	8,000	(3,860)

Total	$47,000	$(32,097)

The patent is being amortized over an eleven-year period using the straight-line method. The non-compete is being amortized over a seven-year period using the double-declining balance method. The supply agreement is being amortized over a three-year period using the straight-line method.

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 25, 2003
Aggregate amortization expense	$988	$1,528	$2,946	$4,584

Estimated amortization expense:
Fiscal 2003	$6,229
Fiscal 2004	$5,122
Fiscal 2005	$3,224
Fiscal 2006	$2,455
Fiscal 2007	$2,455

Subsequent to quarter end, on November 12, 2003, The Dixie Group, Inc. (“Dixie”) completed the previously announced agreement to divest of certain portions of their business. Dixie is the seller from whom the Company acquired the extrusion operations on May 8, 2002. The impact of the recently completed Dixie divestiture is not yet determinable, but Company management expects a reduction in the requirements of the extrusion operations to Dixie and to the acquirer of portions of the Dixie business that were sold. Due to this recent completion of the Dixie agreement, the Company is evaluating the carrying value of goodwill and the supply agreement that were recorded at the May 8, 2002 acquisition date. Additional information from Dixie and the successor purchaser is required for the Company to complete this evaluation. If, after completion of the evaluation it is determined that the carrying value of the goodwill and/or the supply agreement is impaired, a charge to earnings would be recorded in the Company’s financial statements during the fourth quarter. As of October 25, 2003, the net carrying value of the goodwill and supply agreement were $5.6 million and $4.1 million, respectively.

The changes in the carrying amount of goodwill for the period ended October 25, 2003 are as follows:

	FLOORCOVERINGS SEGMENT	EXTRUSION SEGMENT	TOTAL
Balance as of January 25, 2003	$92,747	$5,631	$98,378
Goodwill acquired during the year	—	—	—
Impairment loss	—	—	—

Balance as of October 25, 2003	$92,747	$5,631	$98,378

In connection with the adoption of SFAS No. 142, the Company obtained independent appraisals to determine the fair values of the intangible assets as of January 27, 2002 and compared their fair values with their carrying values. The Company determined that, based upon the appraisals, the goodwill associated with Crossley Carpet Mills Limited was impaired and recorded a goodwill impairment charge of $3.2 million as a cumulative effect of a change in accounting principal. The impact of a slowing economy and industry specific conditions affecting Crossley’s business resulted in a reduced fair value and gave rise to the non-cash impairment charge.

9.	Stock Based Compensation

At October 25, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 of the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company will account for these options as variable options and will record expenses and income based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of October 25, 2003 and October 26, 2002, the Company has not recorded any expense as the Company has not achieved its earnings targets and the fair market value of the Company’s common stock has not increased from the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to the stock-based employee compensation (in thousands).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 25, 2003
Net income as reported	$2,190	$35	$6,634	$5,016
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(6)	(16)	(29)	(31)

Proforma net income	$2,184	$19	$6,605	$4,985

10.	Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has had no impact on the Company’s consolidated financial statements beyond the additional disclosures as presented in Note 16.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities that have certain characteristics. Generally, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires variable interest entities to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. In FASB Staff Position 46-6, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 when an interest in a variable interest entity was created before February 1, 2003. The Company is in the process of determining the impact of FIN 46 on its financial statements.

Monterey Carpets, Inc., a wholly-owned subsidiary of the Company, holds a variable interest in a partnership described in further detail in Note 13. The Company currently accounts for the partnership under the equity method of accounting. Consolidated net income and Adjusted EBITDA for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the business of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that an additional capital contribution should not be required.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The Company is in the process of determining the impact of SFAS No. 150 on its financial statements.

11.	Long-Term Debt

During the thirty-nine weeks ended October 25, 2003 and October 26, 2002, the Company prepaid $20.0 million and $126.5 million, respectively, of its term debt. The $20 million term debt prepayment was funded by cash accumulated from operations. Of the $126.5 million term prepayment, $125.0 million was funded by a portion of the proceeds of the February 20, 2002 issuance of $175.0 million 9.75% senior subordinated notes due 2010. The remaining $1.5 million term debt prepayment during Fiscal 2002 was funded by cash accumulated from operations. In connection with these term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amounts of these expenses were $0.4 million and $2.7 million for the periods ended October 25, 2003 and October 26, 2002, respectively. These items are reflected in interest expense in the consolidated statement of operations.

The Company was in compliance with all debt covenants as of October 25, 2003.

Total net interest expense was $5.4 million and $5.5 million for the thirteen weeks ended October 25, 2003 and October 26, 2002, respectively. Total net interest expense was $16.0 million and $18.8 million for the thirty-nine weeks ended October 25, 2003 and October 26, 2002, respectively, which included interest income of $0.1 million and $0.2 million, respectively.

12.	Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 addresses reporting of operating segment information and disclosures about products, services, geographic areas, and major customers. The Company operates its business as two reportable segments: Floorcoverings and Extrusion.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA which represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma Systems Partners’ (“Chroma”) cash dividends, minority interest in income of subsidiary and non-recurring costs associated with an unsuccessful acquisition, less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcovering products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant, which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 87.5% and 80.9% of its sales in the thirteen weeks and thirty-nine weeks ended October 25, 2003, respectively, as a result of a supply agreement with the seller. See Note 14 for additional information related to the Extrusion operations.

A non-cash goodwill impairment charge of $3.2 million was recorded in the Floorcoverings’ segment in 2002. The charge resulted from the Company’s adoption of SFAS No. 142 and was recorded retroactively to January 27, 2002 as a cumulative effect of a change in accounting principle. See Note 8 for further discussion.

The table below provides certain financial information by segment (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 25, 2003

Net Sales to External Customers
Floorcoverings	$75,985	$67,546	$234,667	$218,086
Extrusion	8,297	6,593	15,930	21,553

Total Net Sales to External Customers	$84,282	$74,139	$250,597	$239,639

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 25, 2003

Adjusted EBITDA
Floorcoverings	$11,867	$8,183	$42,347	$33,846
Extrusion	1,193	1,236	2,542	3,969

Total Adjusted EBITDA	$13,060	$9,419	$44,889	$37,815

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 25, 2003

Net income	$2,190	$35	$6,634	$5,016
Cumulative effect of change in accounting principle	—	—	3,240	—
Income tax expense (benefit)	1,775	(1,345)	6,585	1,773
Net interest expense	5,464	5,381	18,751	15,986
Depreciation	2,421	2,665	6,543	7,689
Amortization	988	1,528	2,946	4,584
Chroma cash dividends	707	740	1,678	3,023
Equity in earnings of Chroma	(484)	(387)	(1,493)	(1,074)
Minority interest in income (loss) of subsidiary	(1)	10	5	26
Non-recurring costs associated with unsuccessful acquisition	—	792	—	792

Adjusted EBITDA	$13,060	$9,419	$44,889	$37,815

	As of January 25, 2003	As of October 25, 2003
Consolidated Assets
Floorcoverings	$280,418	$259,675
Extrusion	37,995	34,917

Total Consolidated Assets	$318,413	$294,592

13.	Investment in Equity Affiliate

Monterey Carpets, Inc. has a one-half ownership interest in Chroma Systems Partners (“Chroma”), which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over the partnership, the Company currently accounts for the partnership under the equity method of accounting. The audited financial statements and related footnotes of Chroma are included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 25, 2003. In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In FASB Staff Position 46-6, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003 for certain registrants. The Company is in the process of determining the impact of FIN 46 on its financial statements. FIN 46 is discussed in more detail in Note 10.

The condensed financial information of Chroma as of October 26, 2003 and January 25, 2003 and for the thirty-nine weeks ended October 26, 2003 and October 27, 2002, are summarized below:

	As of January 25, 2003	As of October 26, 2003

Current Assets	$1,939	$2,294
Non-current Assets	8,433	7,991

Total Assets	$10,372	$10,285

Current Liabilities	$921	$1,193
Long Term Debt	5,066	8,627
Partners’ Capital	4,385	465

Total Liabilities and Partners’ Capital	$10,372	$10,285

	Thirty-Nine Weeks Ended
	October 27, 2002	October 26, 2003
Net Sales	$13,109	$13,801
Cost of Goods Sold	9,491	10,847

Gross Profit	3,618	2,954
Income From Operations	2,999	2,252
Net Income	2,970	2,124

14.	Acquisition

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill (which was assigned an indefinite life), and $8.0 million for a supply agreement which is being amortized over its term of three years. The acquisition has been accounted for by the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” and, accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from May 8, 2002.

15.	Comprehensive Income

Comprehensive income is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 26, 2003
Net Income	$2,190	$35	$6,634	$5,016
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	65	127	(265)	787

Comprehensive Income	$2,255	$162	$6,369	$5,803

16.	Condensed Consolidating Financial Statements

The 9.75% senior subordinated notes of the Company due 2010 (the “9.75% Notes”) are guaranteed by certain of the Company’s domestic subsidiaries. The guarantee of the guarantor subsidiaries as of October 25, 2003 arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million senior secured credit facility (“Senior Credit Facility”) which was amended by the Company on February 20, 2002. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of October 25, 2003 is $209.8 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations.

Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of October 25, 2003 and January 25, 2003, and for each of the thirteen weeks and thirty-nine weeks ended October 25, 2003 and October 26, 2002 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended October 25, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total

Net Sales	$45,410	$23,519	$12,113	$(6,903)	$74,139

Cost of Goods Sold	29,966	17,941	10,847	(6,903)	51,851

Selling, General & Administrative Expenses	11,565	5,835	1,194	—	18,594

	41,531	23,776	12,041	(6,903)	70,445

Operating Income (Loss)	3,879	(257)	72	—	3,694

Minority Interest in Income of Subsidiary	—	—	10	—	10
Equity in Earnings of Affiliate	—	387	—	—	387
Equity in Earnings of Subsidiaries	799	—	—	(799)	—

Net Interest Expense	5,334	—	47	—	5,381

Income (Loss) Before Income Taxes	(656)	130	15	(799)	(1,310)

Income Tax Expense (Benefit)	(691)	(691)	37	—	(1,345)

Net Income (Loss)	$35	$821	$(22)	$(799)	$35

Guarantor Financial Statements

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total

Net Sales	$51,352	$24,850	$10,779	$(2,699)	$84,282

Cost of Goods Sold	32,748	18,353	9,023	(2,699)	57,425

Selling, General & Administrative Expenses	11,719	4,133	2,061	—	17,913

	44,467	22,486	11,084	(2,699)	75,338

Operating Income (Loss)	6,885	2,364	(305)	—	8,944

Minority Interest in Loss of Subsidiary	—	—	(1)	—	(1)
Equity in Earnings of Affiliate	—	484	—	—	484
Equity in Earnings of Subsidiaries	1,352	—	—	(1,352)	—
Net Interest Expense	5,456	—	8	—	5,464

Income (Loss) Before Income Taxes	2,781	2,848	(312)	(1,352)	3,965

Income Tax Expense	591	1,151	33	—	1,775

Net Income (Loss)	$2,190	$1,697	$(345)	$(1,352)	$2,190

Guarantor Financial Statements

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended October 25, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total

Net Sales	$154,059	$68,281	$35,150	$(17,851)	$239,639

Cost of Goods Sold	94,536	52,075	30,592	(17,851)	159,352

Selling, General & Administrative Expenses	37,700	15,883	4,977	—	58,560

	132,236	67,958	35,569	(17,851)	217,912

Operating Income (Loss)	21,823	323	(419)	—	21,727

Minority Interest in Income of Subsidiary	—	—	26	—	26
Equity in Earnings of Affiliate	—	1,074	—	—	1,074
Equity in Earnings of Subsidiaries	1,475	—	—	(1,475)	—
Net Interest Expense	15,859	—	127	—	15,986

Income (Loss) Before Income Taxes	7,439	1,397	(572)	(1,475)	6,789

Income Tax Expense (Benefit)	2,423	(757)	107	—	1,773

Net Income (Loss)	$5,016	$2,154	$(679)	$(1,475)	$5,016

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirty-Nine Weeks Ended October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net Sales	$161,567	$64,486	$33,589	$(9,045)	$250,597

Cost of Goods Sold	97,625	46,000	28,064	(9,045)	162,644

Selling, General & Administrative Expenses	36,263	12,969	4,999	—	54,231

	133,888	58,969	33,063	(9,045)	216,875

Operating Income	27,679	5,517	526	—	33,722

Minority Interest in Income of Subsidiary	—	—	5	—	5
Equity in Earnings of Affiliate	—	1,493	—	—	1,493
Equity in Earnings of Subsidiaries	1,314	—	—	(1,314)	—
Net Interest Expense	18,728	—	23	—	18,751

Income Before Income Taxes	10,265	7,010	498	(1,314)	16,459

Income Tax Expense	3,631	2,854	100	—	6,585

Income Before Cumulative Effect of Change in Accounting Principle	6,634	4,156	398	(1,314)	9,874
Cumulative Effect of Change in Accounting Principle	—	—	(3,240)	—	(3,240)

Net Income (Loss)	$6,634	$4,156	$(2,842)	$(1,314)	$6,634

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

October 25, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256	$60	$1,034	$—	$1,350
Accounts receivable, net	15,966	12,666	8,167	—	36,799
Inventories	18,919	10,727	10,602	—	40,248
Deferred tax assets	1,733	587	107	—	2,427
Prepaid expenses and other	715	376	989	—	2,080

Total current assets	37,589	24,416	20,899	—	82,904

PROPERTY, PLANT AND EQUIPMENT, net	33,966	22,343	10,659	—	66,968
DEFERRED TAX ASSETS	—	1,187	1,721	(2,908)	—
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	34,376	4,140	—	—	38,516
INVESTMENT IN SUBSIDIARIES	71,664	—	—	(71,664)	—
OTHER ASSETS	7,436	364	26	—	7,826

TOTAL ASSETS	$247,417	$88,442	$33,305	$(74,572)	$294,592

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,944	$4,821	$3,935	$—	$12,700
Accrued expenses	6,308	6,449	3,266	—	16,023
Current portion of long-term debt	313	—	94	—	407

Total current liabilities	10,565	11,270	7,295	—	29,130

INTERCOMPANY (RECEIVABLE) PAYABLE	(27,989)	7,848	20,141	—	—
OTHER LIABILITIES, including post-retirement obligation	8,214	—	109	(2,908)	5,415
LONG-TERM DEBT, net of current portion	205,937	—	3,065	—	209,002
MINORITY INTEREST	—	—	—	355	355

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(20,727)	17,569	(5,940)	(11,629)	(20,727)
Accumulated other comprehensive income (loss)	(1,231)	—	76	(76)	(1,231)

Total stockholder’s equity	50,690	69,324	2,695	(72,019)	50,690

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$247,417	$88,442	$33,305	$(74,572)	$294,592

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,047	$—	$1,860	$		$20,907
Accounts receivable, net	20,332	10,507	7,688			38,527
Inventories	17,544	8,245	9,932			35,721
Deferred tax assets	1,310	461	92			1,863
Prepaid expenses and other	467	222	1,010			1,699

Total current assets	58,700	19,435	20,582			98,717

PROPERTY, PLANT AND EQUIPMENT, net	32,791	23,902	9,565			66,258
DEFERRED TAX ASSETS	10	356	1,482		(978)	870
GOODWILL	62,386	35,992	—			98,378
OTHER INTANGIBLE ASSETS, net	36,997	6,103	—			43,100
INVESTMENT IN SUBSIDIARIES	69,395	—	—		(69,395)	—
OTHER ASSETS	8,777	2,287	26			11,090

TOTAL ASSETS	$269,056	$88,075	$31,655		$(70,373)	$318,413

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,808	$3,475	$4,636		$—	$15,919
Accrued expenses	9,625	7,001	2,088		—	18,714
Current portion of long-term debt	10,868	—	1,237		—	12,105

Total current liabilities	28,301	10,476	7,961		—	46,738

INTERCOMPANY (RECEIVABLE) PAYABLE	(28,766)	10,437	18,329		—	—

OTHER LIABILITIES, including post-retirement obligation	6,380	—	127		(978)	5,529
LONG-TERM DEBT, net of current portion	215,991	—	2,675		—	218,666
MINORITY INTEREST	—	—	—		330	330

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133		(133)	—
Common stock	—	2,056	6,061		(8,117)	—
Paid-in capital	72,648	49,699	2,365		(52,064)	72,648
Retained earnings (deficit)	(23,480)	15,407	(5,285)		(10,122)	(23,480)
Accumulated other comprehensive loss	(2,018)	—	(711)		711	(2,018)

Total Stockholder’s equity	47,150	67,162	2,563		(69,725)	47,150

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$269,056	$88,075	$31,655		$(70,373)	$318,413

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended October 25, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

CASH FLOWS FROM OPERATING ACTIVITIES	$8,316	$(1,598)	$2,079	$8,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	3,023	—	3,023
Additions to property, plant, and equipment	(4,826)	(1,365)	(1,029)	(7,220)

Net cash provided by (used in) investing activities	(4,826)	1,658	(1,029)	(4,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,500	—	—	3,500
Repayments of long-term debt	(23,500)	—	(1,912)	(25,412)
Dividends to Tandus Group, Inc.	(2,263)	—	—	(2,263)
Financing costs	(18)	—	—	(18)

Net cash used in financing activities	(22,281)	—	(1,912)	(24,193)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	36	36

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,791)	60	(826)	(19,557)

CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of period	$256	$60	$1,034	$1,350

Guarantor Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended October 26, 2002

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

CASH FLOWS FROM OPERATING ACTIVITIES	$13,723	$(1,075)	$174	$12,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business	(35,132)	—	—	(35,132)
Equity distribution from affiliate	—	1,678	—	1,678
Additions to property, plant and equipment	(4,107)	(652)	(1,206)	(5,965)

Net cash provided by (used in) investing activities	(39,239)	1,026	(1,206)	(39,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(133,619)	—	(338)	(133,957)
Dividends to Tandus Group, Inc.	(2,593)	—	—	(2,593)
Financing Costs	(6,808)	—	—	(6,808)

Net cash provided by (used in) financing activities	31,980	—	(338)	31,642

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(598)	(598)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,464	(49)	(1,968)	4,447

CASH AND CASH EQUIVALENTS, beginning of period	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of period	$8,735	$—	$1,946	$10,681

17.	Income Taxes

The Company’s effective tax rate was 26.1% and 40.0% for the thirty-nine weeks ended October 25, 2003 and October 26, 2002, respectively. The reduced rate for the thirty-nine weeks ended October 25, 2003 was the effect of the Company qualifying for certain state income tax credits not previously obtained. A portion of the credits is available for refund with the remainder to be carried forward. The Company has completed and filed amended returns for the prior years in which a refund is available. The receivable recorded in the Company’s financial statements is $0.4 million, and the deferred amount of credits is $0.9 million, both net of the effect of federal income taxes. The credits to be carried forward have no expiration date.

18.	Subsequent Event

Subsequent to the quarter end, on November 17, 2003, Koch Industries, Inc. reached a definitive agreement with Dupont to purchase the business segment that currently supplies a majority of the Company’s requirements for nylon yarn. The closing of this transaction is expected to occur in the first half of 2004, and is subject to regulatory approvals and customary closing conditions. The Company’s management anticipates little or no disruption in shipments that are currently supplied by Dupont.

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

During the thirty-nine weeks ended October 25, 2003, the Company prepaid $20.0 million of the term loan with cash generated from operations. In connection with the term debt prepayments, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amount of these expenses was $0.4 million and is reflected in interest expense in the consolidated statement of operations.

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill (which was assigned an indefinite life), and $8.0 million for a supply agreement which is being amortized over its term of three years. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from May 8, 2002.

Subsequent to quarter end, on November 12, 2003, The Dixie Group, Inc. (“Dixie”) completed the previously announced agreement to divest of certain portions of their business. Dixie is the seller from whom the Company acquired the extrusion operations on May 8, 2002. The impact of the recently announced Dixie divestiture is not yet determinable, but Company management expects a reduction in the requirements of the extrusion operations to Dixie and to the successor of the portions of the business that were sold. Due to the recent completion of the Dixie agreement, the Company is evaluating the carrying value of goodwill and the supply agreement that were recorded at the May 8, 2002 acquisition date. Additional information from Dixie and the successor purchaser is required for the Company to complete this evaluation. If, after completion of the evaluation, it is determined that the carrying value of the goodwill and/or the supply agreement is impaired, a charge to earnings would be recorded in the Company’s financial statements during the fourth quarter. As of October 25, 2003, the net carrying value of the goodwill and supply agreement were $5.6 million and $4.1 million, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003	October 26, 2002	October 25, 2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	68.1	70.0	64.9	66.5

Gross Profit	31.9	30.0	35.1	33.5
Selling, General & Administrative Expenses	21.3	25.1	21.6	24.4

Operating Income	10.6	4.9	13.5	9.1
Net Interest Expense	6.5	7.3	7.5	6.7
Net Income	2.6	0.0	2.6	2.1

Thirteen Weeks Ended October 25, 2003 As Compared with the Thirteen Weeks Ended October 26, 2002

Net Sales. Net sales for the thirteen weeks ended October 25, 2003 were $74.1 million, a decrease of 12.1% from the $84.3 million for the thirteen weeks ended October 26, 2002. Net sales of the Company’s floorcovering segment were $67.5 million for the thirteen weeks ended October 25, 2003 as compared to $76.0 million for the thirteen weeks ended October 26, 2002, a decrease of 11.2%. This decrease in the floorcovering segment’s net sales was due to the slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001. The difficulty in this end market has continued throughout fiscal 2003. For the thirteen weeks ended October 25, 2003, the Company’s sales to the corporate office market decreased by 11.0% as compared to the prior year. Net sales of the extrusion operation for the thirteen weeks ended October 25, 2003 were down approximately 21% as compared to the thirteen weeks ended October 26, 2002. The decrease was also due to slower demand from its customers who have been impacted by the lower demand for floorcovering products.

Cost of Goods Sold. Cost of goods sold was $51.9 million for the thirteen weeks ended October 25, 2003 as compared to $57.4 million in the thirteen weeks ended October 26, 2002. This decrease resulted from lower net sales. As a percentage of sales, these costs were 70.0% for the thirteen weeks ended October 25, 2003 and 68.1% for the thirteen weeks ended October 26, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.1 million, excluding other intangible assets amortization of $1.5 million, for the thirteen weeks ended October 25, 2003, an increase of 1.2% from $16.9 million in the thirteen weeks ended October 26, 2002, which excluded goodwill and other intangible assets amortization of $1.0 million. This was primarily due to increases in salaries and related benefits of $0.3 million, professional services of $0.6 million, sampling expenses of $0.6 million, marketing and promotional expenses of $0.3 million, partially offset by foreign currency gains of $1.3 million and commissions of $0.4 million. A portion of the increased salary and related benefits, marketing and promotional expenses and sample expenses are related to the Company’s new selling strategy, which was implemented beginning January 26, 2003 and to support a number of new floorcovering product lines which were recently introduced. As a percentage of sales, these expenses, excluding amortization, increased to 23.1% from 20.1% in the prior year.

Interest Expense. Net interest expense for the thirteen weeks ended October 25, 2003 and thirteen weeks ended October 26, 2002 was $5.4 million and $5.5 million, respectively.

Income Taxes. During the thirteen weeks ended October 25, 2003, the Company recognized the benefit of certain state income tax credits that applied to prior as well as future periods. A portion of the credits is available for refund with the remainder to be carried forward. The Company has completed and filed amended returns for the prior years in which a refund is available. The receivable recorded in the Company’s financial statements is $0.4 million, and the deferred amount of credits is $0.9 million, both net of the effect of federal income taxes. The credits to be carried forward have no expiration date.

Net Income. Net income for the thirteen weeks ended October 25, 2003 was $35 thousand compared to $2.2 million in the thirteen weeks ended October 26, 2002. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma cash dividends, minority interest in income of subsidiary and non-recurring costs associated with an unsuccessful acquisition less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended October 25, 2003 decreased to $9.4 million from $13.1 million in the thirteen weeks ended October 26, 2002. As a percentage of sales, Adjusted EBITDA was 12.7% in the thirteen weeks ended October 25, 2003 compared to 15.5% in the thirteen weeks ended October 26, 2002. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirteen Weeks Ended
	October 26, 2002	October 25, 2003
Net income	$2,190	$35
Income tax expense (benefit)	1,775	(1,345)
Net interest expense	5,464	5,381
Depreciation	2,421	2,665
Amortization	988	1,528
Chroma cash dividends	707	740
Equity in earnings in Chroma	(484)	(387)
Minority interest in loss of subsidiary	(1)	10
Non-recurring costs associated with unsuccessful acquisition	—	792

Adjusted EBITDA	$13,060	$9,419

RESULTS OF OPERATIONS

Thirty-Nine Weeks Ended October 25, 2003 As Compared with the Thirty-Nine Weeks Ended October 26, 2002

Net Sales. Net sales for the thirty-nine weeks ended October 25, 2003 were $239.6 million, a decrease of 4.4% from the $250.6 million for the thirty-nine weeks ended October 26, 2002. Net sales of the Company’s floorcovering segment were $218.1 million for the thirty-nine weeks ended October 25, 2003 as compared to $234.7 million for the thirty-nine weeks ended October 26, 2002, a decrease of 7.1%. The decrease in the floorcovering segment’s net sales in the thirty-nine weeks ended October 25, 2003 was due to the continued slow demand throughout the specified commercial market in the United States. In particular, demand in the corporate office market has been slow since 2001. For the thirty-nine weeks ended October 25, 2003, the Company’s sales to the corporate office market decreased by 13.0% as compared to the prior year. This decrease was partially offset by the inclusion of the extrusion operation’s net sales for the full thirty-nine weeks ended October 25, 2003. The extrusion operation was acquired May 8, 2002.

Cost of Goods Sold. Cost of goods sold was $159.4 million for the thirty-nine weeks ended October 25, 2003 as compared to $162.6 million in the thirty-nine weeks ended October 26, 2002. This decrease resulted from the lower net sales and management cost reduction initiatives partially offset by inclusion of the costs of the extrusion operation for the full thirty-nine weeks ended October 25, 2003. As a percentage of sales, cost of goods sold were 66.5% and 64.9%, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding goodwill and other intangible assets amortization of $4.6 million, for the thirty-nine weeks ended October 25, 2003 were $54.0 million, an increase of 5.3% from $51.3 million in the thirty-nine weeks ended October 26, 2002 which excluded goodwill and other intangible assets amortization of $2.9 million. The increase was primarily due to increases in salaries and related benefits of $1.6 million, legal and professional services of $0.6 million, sampling expenses of $1.0 million, marketing and promotional expenses of $2.2 million, partially offset by lower sales commissions of $1.2 million and foreign currency gains of $1.5 million. A portion of the increased salary and benefits, marketing and promotional expenses and sampling expenses are related to the Company’s new selling strategy, which was implemented beginning January 26, 2003 and to support a number of new floorcovering product lines which were recently introduced. As a percentage of sales, these expenses, excluding amortization, were 22.5% and 20.5%, respectively.

Interest Expense. Net interest expense for the thirty-nine weeks ended October 25, 2003 and the thirty-nine weeks ended October 26, 2002 was $16.0 million and $18.8 million, respectively, which included interest income of $0.1 million and $0.2 million, respectively. The thirty-nine weeks ended October 25, 2003 include a charge to interest expense of $0.4 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt with cash generated by operations. The thirty-nine weeks ended October 26, 2002 include a charge to interest expense of $2.7 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Notes offering and from cash generated by operations.

Income Taxes. The Company’s effective tax rate was 26.1% and 40% for the thirty-nine weeks ended October 25, 2003 and October 26, 2002, respectively. The reduced rate for the thirty-nine weeks ended October 25, 2003 was the effect of the Company qualifying for certain state income tax credits not previously obtained. A portion of the credits is available for refund with the remainder to be carried forward. The Company has completed and filed amended returns for the prior years in which a refund is available. The receivable recorded in the Company’s financial statements is $0.4 million, and the deferred amount of credits is $0.9 million, both net of the effect of federal income taxes. The credits to be carried forward have no expiration date.

Net Income. Net income before the cumulative effect of the change in accounting principle, for the thirty-nine weeks ended October 25, 2003 decreased to $5.0 million from $9.9 million in the thirty-nine weeks ended October 26, 2002. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and the cumulative effect of change in accounting principle, plus Chroma cash dividends, minority interest in income of subsidiary and non-recurring costs associated with an unsuccessful acquisition less equity in earnings of Chroma. Adjusted EBITDA for the thirty-nine weeks ended October 25, 2003 decreased to $37.8 million from $44.9 million in the thirty-nine weeks ended October 26, 2002. As a percentage of sales, Adjusted EBITDA was 15.8% in the thirty-nine weeks ended October 25, 2003 compared to 17.9% in the thirty-nine weeks ended October 26, 2002. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirty-Nine Weeks Ended
	October 26, 2002	October 25, 2003
Net income	$6,634	$5,016
Cumulative effect of change in accounting principle	3,240	—
Income tax expense	6,585	1,773
Net interest expense	18,751	15,986
Depreciation	6,543	7,689
Amortization	2,946	4,584
Chroma cash dividends	1,678	3,023
Equity in earnings in Chroma	(1,493)	(1,074)
Minority interest in income of subsidiary	5	26
Non-recurring costs associated with unsuccessful acquisition	—	792

Adjusted EBITDA	$44,889	$37,815

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities in the thirty-nine weeks ended October 25, 2003 was $8.8 million compared to $12.8 million in the thirty-nine weeks ended October 26, 2002. The change is due to lower net income of $1.6 million, increased deferred tax expense of $3.5 million, the impact of the cumulative effect of a change in accounting principle of $3.2 million partially offset by a positive impact of $3.5 million in net working capital and $0.4 million in depreciation and amortization.

Net cash used in investing activities in the thirty-nine weeks ended October 25, 2003 was $4.2 million compared to $39.4 million in the thirty-nine weeks ended October 26, 2002. The decrease in cash used in investing activities was primarily due to the acquisition of the yarn extrusion manufacturing plant and the real property on which the plant is located on May 8, 2002. Capital expenditures for the thirty-nine weeks ended October 25, 2003 were $7.2 million compared to $6.0 million for the thirty-nine weeks ended October 26, 2002.

Net cash used in financing activities for the thirty-nine weeks ended October 25, 2003 was $24.2 million compared to net cash provided by financing activities of $31.6 million in the thirty-nine weeks ended October 26, 2002. The decrease in cash provided by financing activities was due primarily to the issuance of the 9.75% Notes and repayment of the Senior Credit Facility with a portion of the proceeds during the thirty-nine weeks ended October 26, 2002 as well as a net repayment of long-term debt of $21.9 million during the thirty-nine weeks ended October 25, 2003.

The Company has significant indebtedness, which, as of October 25, 2003, consists of $175.0 million of 9.75% senior subordinated notes due 2010, $31.0 million of senior term debt, $0.7 million in purchase money and other indebtedness and $2.7 million in sinking fund bonds under Crossley. As of October 25, 2003, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $0.6 million of letters of credit outstanding leaving total availability of $49.4 million. The Company was in compliance with all debt covenants as of October 25, 2003.

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

Subsequent to the quarter end, on November 17, 2003, Koch Industries, Inc. reached a definitive agreement with Dupont to purchase the business segment that currently supplies a majority of the Company’s requirements for nylon yarn. The closing of this transaction is expected to occur in the first half of 2004, and is subject to regulatory approvals and customary closing conditions. The Company’s management anticipates little or no disruption in shipments that are currently supplied by Dupont.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has had no impact on the Company’s consolidated financial statements beyond the additional disclosures as presented in Note 16.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities that have certain characteristics. Generally, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires variable interest entities to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. FIN 46 requires consolidation of variable interest entities created after January 31, 2003 and initially applied to existing variable interest entities in the first year or interim period beginning after June 15, 2003. In October 2003, a FASB Staff position, No. FIN 46-6, was issued, which deferred the implementation of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 when an interest in a variable interest entity was created before February 1, 2003.

Monterey Carpets, Inc., a wholly-owned subsidiary of the Company, holds a variable interest in a partnership described in further detail in Note 13 to the consolidated financial statements. The Company currently accounts for the partnership under the equity method of accounting. As a result, the partnership may be considered a variable interest entity, and the Company may be required to consolidate the partnership as of October 26, 2003, the beginning of the Company’s fourth quarter. Consolidated net income and Adjusted EBITDA for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company is in the process of determining the impact of FIN 46 on its financial statements. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the business of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from the third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that no such call for an additional capital contribution should be required.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The Company is in the process of determining the impact of SFAS No. 150 on its financial statements.

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

Impairment of Goodwill. The Company periodically evaluates acquired businesses for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. See Note 8 for further discussion.

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

Allowance and/or reserve for customer claims and returns. A customer claims reserve and allowance for product returns is established based upon best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our customer claims reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon our historical experience for these items, actual amounts determined to be due and payable would differ and additional allowances may be required.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although the Company is not subject to material foreign currency exchange risk, it is exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At October 25, 2003, the Company had variable rate debt of $31.0 million and fixed rate debt of $178.4 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters.

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

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/s/ Darrel V. McCay

Darrel V. McCay Chief Financial Officer and Vice President (duly authorized officer and principal financial and accounting officer)