Form 10-K
period 2004-01-31
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2004-05-19
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-88212

COLLINS & AIKMAN FLOORCOVERINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2151061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

311 Smith Industrial Boulevard, Dalton, Georgia	30721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 259-9711

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None*

*	The issuer filed a registration statement on Form S-4 (Registration No. 333-88212) effective pursuant to the Securities Act of 1933, as amended, on August 12, 2002. Accordingly, the Issuer files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 15(d) - 1 of the regulations there under.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 26, 2004, 1,000 shares of the Registrant’s common stock, no par value, were outstanding and held entirely by Tandus Group, Inc. None of the Registrant’s common stock was held by non-affiliates.

Documents incorporated by reference: None.

PART I

Item 1. Business

All references in this Form 10-K to “we”, “us”, “our” or the “Company” refer to Collins & Aikman Floorcoverings, Inc. and subsidiaries.

Forward-Looking Statements

The Company has made in this Form 10-K and from time to time may make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Annual Report on Form 10-K as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes or results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of future information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; environmental matters; and other risks described in the Company’s Securities and Exchange Commission filings.

General

Based on annual sales and brand recognition, we are a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus Group name, for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the diversity of the Company’s end markets, management believes its business tends to be less sensitive to economic downturns than many of our competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions tailored for each of its customers. The Company was formed in 1995 as a Delaware corporation and is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, and Singapore.

We believe that our C&A brand holds the number one market position in six-foot roll carpet, and is among the leading brands within the modular carpet tile market. Our C&A brand products are highly regarded as a result of their long-term performance, comfort under foot, installation ease, longer useful life and advanced backing technology.

Our Monterey brand is a known design leader in the high-style, fashion-oriented sector of the commercial broadloom carpet market due to its creative designs and intricate patterns in a wide variety of colors, textures, pile heights and densities. The brand has been acknowledged on numerous occasions with various awards for its design leadership.

The Crossley brand is a recognized design leader in Canada in the tufted and woven broadloom commercial carpet markets. The Crossley brand uses its crossweave looms and state of the art tufting technology to produce high-quality woven and tufted products in a wide variety of patterns and price points to meet the needs of interior design professionals, flooring contractors and end users.

On January 25, 2001, our parent company, CAF Holdings, Inc. (“CAF Holdings”), was acquired in a recapitalization transaction by an investor group led by OCM Principal Opportunities Fund II, L.P. (“Oaktree”), Banc of America Capital Investors (“BACI”) along with other private equity investors and members of our senior management team. The recapitalization was financed through a cash investment by Oaktree Fund, BACI and other investors of $192.5 million, senior bank borrowings of $209.0 million and “rollover” equity of $38.4 million by certain existing stockholders, including senior management.

On May 8, 2002, CAF Extrusion, Inc., (“Extrusion”) a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia for approximately $32.4 million. In addition, CAF Extrusion, Inc. purchased the real property on which the plant is located from a third party for approximately $2.4 million. The acquisition was funded from cash on hand.

We estimate that the U.S. commercial carpet market, which is comprised of the specified and non-specified segments, generated sales of approximately $2.9 billion in 2003. We focus on the specified commercial carpet market, which we estimate represented approximately $2.5 billion of the total U.S. commercial carpet market in 2003. In the specified commercial carpet market, products are manufactured to the specifications of architects, designers and owners, as compared to the non-specified market in which products are purchased off-the-shelf. The key competitive factors in the specified carpet market are product durability, long-term performance, product design and service, rather than price. We believe the company is well-positioned when trends within the specified commercial carpet market improve, including (1) six-foot roll carpet continuing to gain market share from other floorcoverings in end markets in which it has distinct performance advantages, such as ease of maintenance, long-term performance and longer useful life; (2) modular carpet tile increasingly being used instead of other flooring surfaces due to increased raised flooring applications and the continuing trend toward modular furniture systems; and (3) increasing customer demand for high-style broadloom carpet with complex patterns and textures.

Products

The Tandus Group designs, manufactures and markets a comprehensive package of complementary products under the C&A, Monterey and Crossley brands, including six-foot roll carpet, modular carpet tile and woven and tufted broadloom carpet. In woven broadloom carpet, yarn is woven together to form a single integrated fabric and is distinguishable from tufted broadloom in which yarn is sewn into a preformed primary backing with the later addition of a second backing. With a portfolio of products available in a wide variety of colors, textures, pile heights, densities and price points, we are able to market ourselves as a one-stop solution for specified commercial carpet. Each of our products offers distinctive characteristics for use and application. We believe that our ability to offer a complete package of product offerings is a distinct competitive advantage since each product provides unique features and benefits as follows:

Six-Foot Roll Carpet. We believe that our C&A brand holds the number one market position in vinyl-backed, six-foot roll carpet. Six-foot roll carpet provides performance advantages over twelve-foot broadloom carpet and hard surface flooring and is used primarily in applications that require (i) long-term appearance retention, (ii) ease of maintenance and (iii) comfort under foot. Our six-foot roll carpet utilizes the Powerbond backing technology and the patented RS “peel and stick” installation system.

Modular Carpet Tile. We believe C&A was the first manufacturer in the United States to introduce vinyl-backed modular carpet tile technology and is among the leading brands within the domestic modular carpet tile market. Our modular carpet tile system is specifically engineered to have a monolithic appearance on the floor and because of the product’s unique reduced seam visibility, it is often mistaken for roll goods. Our modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements. Our C&A brand carpet tile is being made with ER3, our patented recycled content backing.

Broadloom Carpet. The Monterey and Crossley brands are recognized design leaders in the high-style, fashion-oriented sector of the commercial broadloom carpet market. Sold primarily in twelve-foot rolls, Monterey broadloom carpet is tufted carpet, while Crossley manufactures both tufted and woven broadloom carpet. Broadloom carpet is particularly suited for fashionable designs and stylish interiors as its width provides a broad area upon which creative designs and intricate patterns can be displayed in a wide variety of colors, textures, pile heights and densities. Specified broadloom carpet is primarily used in end markets where aesthetics and style are the drivers rather than durability or long-term appearance retention. In general, broadloom carpet is more frequently replaced than six-foot roll goods or carpet tile because of its prevalence in spaces that are regularly renovated in order to reflect current fashion trends and styles.

Product Features

Powerbond. In 1967, our C&A brand introduced Powerbond, the industry’s first vinyl cushioned backing system. This closed-cell backing technology exhibits superior durability, cleaning characteristics and reduced seam visibility. Powerbond combines the best attributes of hard surfaces (longer useful life and ease of maintenance) and carpet floorcoverings (comfort, acoustics and aesthetics). It eliminates problems associated with traditional broadloom carpet, including delamination (separation of carpet backing), zippering and unraveling. In addition, these products are installed using chemically-welded seams rather than conventional glued seams to provide a homogeneous, impermeable moisture barrier. Other Powerbond features include its ease of repair, long-term appearance, a 50% to 100% longer useful life than conventional broadloom carpet and 15 to 20 year non-prorated warranty against delamination, loss of cushion resiliency and watermarking.

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

ER3. ER3 is a patented backing for modular carpet tile produced from both post-consumer and post-industrial carpet waste. This closed-loop system (waste-to-product) allows us to take used carpet tile from our customers and use it as raw material for producing new carpet tile. This system eliminates our customers’ disposal costs and keeps waste out of landfills at a time when environmental sensitivities are high.

Crossley Weaving Heritage. Weaving continues to be an important differentiation for us in high-end markets. Woven fabrics are unique in construction and highly valued by professional designers as a result of their more refined styling capability and pattern flexibility. Woven carpets are a single integrated fabric that offer strength, stability and locked-in-yarns to prevent zippering or pulling. We are one of only a few manufacturers in North America with weaving capability.

End Markets

Corporate. We offer a complete package of product offerings that addresses virtually every need of the corporate facility manager and their interior designers and architects, including six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. In early 2000, we established the Corporate Development Group, which focuses exclusively on marketing all of our brands to the corporate market. This group works with the individual brands to develop flooring solutions for corporate facility managers. We have focused on projects where we tend to excel on the basis of product durability, appearance retention, product design and service rather than pricing. As part of our strategy to increase penetration of this market, we have a national accounts program that targets the country’s largest corporations. This group focuses on Fortune 1000 corporations by developing relationships at the senior levels in facility management and purchasing.

Education. The education market has been a primary focus for the C&A brand since the development of Powerbond in 1967. Powerbond’s long-term appearance retention characteristics have been the principal factor behind its success in this market, as customers tend to be particularly sensitive to longer useful life, comfort, acoustics and ease of maintenance. The Powerbond product in many of these installations has been in use for more than 20 years. Historically, we have focused on the kindergarten through 12th grade market, however, over the last few years, we have focused our marketing efforts on expanding into the college and university market. We expect to capitalize on our broad product offerings to grow this segment, as colleges and universities have more diverse floorcovering needs than the primary and secondary school markets.

Health Care. We believe that Powerbond RS is particularly well suited to the health care market because of its moisture impermeability and quick, safe installation. Powerbond RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the health care market, and its moisture impermeability and welded seams make it easy to maintain. As healthcare facilities continue to create “home like” environments for their patients, we anticipate that there will be increased demand for a combination of high-performance and high-style products, allowing our diverse product lines to compliment each other. With the growth and consolidation of national health care organizations, we believe we are well-positioned to cross promote the Monterey and Crossley brands to existing C&A customer relationships that have a need for broadloom products.

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

Retail Stores. We focus on major retail chains which have the potential for large, nationwide volumes. This segment requires a diverse product offering, as needs vary from high-end boutiques to mass merchandisers. We believe that our products are particularly suited to fulfill these needs and provide the added advantage of reducing potential “slip and fall” liability. A significant portion of these sales is managed by our Source One department, which arranges product installation for our customers. Our installation service and our comprehensive project management capabilities are critical to meet short construction schedules inherent in the retail market.

International Markets. In July 1999, we acquired Crossley Carpet Mills, Ltd (“Crossley”) of Truro, Nova Scotia. This acquisition has allowed us to market all three brands in Canada through the Crossley organization. In addition, in August 1998, we acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd., a start-up commercial carpet distribution venture in Singapore. We established our first international sales office in 1989 in the United Kingdom, and in 1998 acquired a carpet backing manufacturer headquartered in Wales. Our presence in such international markets enables us to distribute our products throughout the world and strengthen our relationships with U.S.-based multi-national corporate accounts. We plan to continue to add distributors and dedicated sales personnel in strategic international geographies to increase our share of the global commercial carpet market. During the second half of fiscal 2004, we expect to begin production of carpet tile products in Suzhou, China. We plan to sell the products manufactured at this facility into mainland China and throughout southeast Asia.

Sales and Segmentation Strategy

We utilize a segmented sales and marketing strategy to target the specific needs of the customers in each of our end markets. This segmented marketing strategy requires each sales person to develop an expertise in a specific end market, resulting in greater customer-focused service, comprehensive market coverage and increased sales productivity.

Our brands provide custom designed products and promotional materials for each end market, which highlight the advantages of our products in several key performance categories. Each end market is sensitive to different issues and places value on different performance characteristics. We have developed our proprietary products and technical innovations in response to the needs of our target customers and segments. Although we will work with a distributor in order to arrange for delivery and sale, our primary contact with the customer is through our sales force and not through an intermediary. This enables us to continue to customize our products and services to respond to the specific needs of the customer, which we believe is a unique approach in the industry. We have an in-house design team for each brand that is dedicated to developing new, innovative designs for each of our primary end markets.

Across our brands, the majority of sales are specified by the facility owner or a professional designer. Because each market has distinct performance, design and installation requirements, our account managers focus on educating the facility owners and design professionals on (i) the technical specifications and proprietary advantages of our products, (ii) our unique design capabilities for specific market segments, (iii) our environmental initiatives and (iv) our unique, value-added services. We believe this end market-oriented strategy has resulted in greater visibility for our brands.

Distribution

We sell and distribute our products through three primary channels: direct to the end customer, Source One and dealers. Although a majority of our invoicing is through floorcovering dealers, our primary marketing efforts are focused on the end customer and professional designers and architects who create specifications for our products. By focusing on the needs of the end customer, our distribution strategy enables the sales and marketing personnel to establish multiple relationships within specific segments and regions. We operate with this flexible distribution philosophy to meet the needs of the customer rather than mandating from whom our customers can buy our products. Our distribution channels are outlined below.

Direct. Direct distribution allows customers to purchase floorcoverings directly from us. Our account managers work directly with the customer to advise, educate and make recommendations for the selection and specification of the right product for the particular application. The customer is responsible for sub-contracting the project management and installation.

Source One. Source One, our in-house project management department, provides single-source coordination and turn-key project management service. The department was established to provide a “one phone call,” “single-source” project management service to meet the specific needs of our customer base. The service includes facility measurement, project coordination, order entry, delivery and installation of a wide range of interior finishes from our broad product offerings. A network of over 1,000 certified installers and strategic dealer partnerships throughout the United States is utilized for product installation.

Dealers. The carpet industry has traditionally sold products to customers through the use of local dealers, who typically broker products from manufacturers and subcontract installation through local installers. Many customers request that the product be delivered through a local dealer who provides a range of project management services, including carpet removal, staging and installation services. Through a non-exclusive alignment with The Invironmentalists, a nationwide network of owned and franchised floorcovering dealers, we provide turn-key floorcovering services, including estimations, installation, reclamation of existing materials and maintenance.

Backlog

Our backlog of unshipped orders was approximately $27.2 million at January 31, 2004. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects.

Product Development and Design

Leadership in product development and design is important in the commercial floorcovering marketplace as designers and customers seek up-to-date product aesthetics. Unlike many of our competitors, which manufacture standard products that serve a wide cross-section of markets, we develop products tailored to the requirements of specific market segments. This process begins with feedback from leading designers and customers in each segment relating to product features such as color, texture and pattern. This marketplace input is vital as the product/styling needs are very different for each end market. Our Product Development Group is highly integrated with our sales organization and customer base, which increases the effectiveness of the product development process.

We estimate that approximately 30% of our sales involve custom colors or designs requiring accurate interpretation of customer needs and timely conversion into a sample fabric. Each brand has dedicated sample equipment that facilitates quick turnaround of custom design requests.

Competition

The commercial floorcovering industry is highly competitive. Our C&A brand competes with other brands of vinyl-backed carpet, including vinyl-backed rolls of similar lengths, as well as twelve-foot broadloom carpet and other types of commercial floorcovering. The major competitors to the C&A brand are Lees Carpet (recently acquired by Mohawk Industries, Inc.) and Shaw Industries, Inc. in the six-foot roll goods and Interface Flooring System (owned by Interface, Inc.), Miliken, Lees Carpet and Shaw Industries, Inc. in modular carpet tile products. Our Monterey and Crossley brands compete with other carpet manufacturers and manufacturers of vinyl and other types of floorcovering. The major competitors to the Monterey and Crossley brands are Bentley Mills (owned by Interface, Inc.), Mohawk Industries, Atlas Carpets, Masland Carpets and Shaw Industries, Inc. Although the industry has experienced consolidation, a large number of manufacturers remain. In North America, we believe we are the largest manufacturer of six-foot roll carpet, a leading manufacturer of modular carpet tile and a design leader in the high-style commercial broadloom carpet market. There are a number of domestic competitors that manufacture these products and certain of these competitors have greater financial resources than we do.

We believe the key competitive factors in our primary floorcovering markets are product durability, appearance retention, product design and service. In this specified commercial market, six-foot roll carpet and modular carpet tiles compete with various floorcoverings, of which broadloom carpet has the largest market share. Our six-foot roll carpet has gained market share from traditional broadloom carpet in end markets in which it has distinct performance advantages, such as ease of maintenance, appearance retention and longer useful life. Modular carpet tile has also increasingly been used instead of other flooring surfaces due to increased raised flooring applications, which enable under-the-floor cable management and air delivery systems, and the continuing trend toward modular furniture systems which require the functionality of tile. In the high-style specified commercial broadloom carpet market, the principal competitive factors of the Monterey and Crossley brands are aesthetics, service and quality.

Manufacturing and Facilities

We own four manufacturing facilities in Dalton, Georgia including (i) a yarn processing plant with carpet dyeing capabilities, (ii) a carpet tufting plant, (iii) a carpet finishing and tile cutting plant, which includes tile printing and recycling operations and (iv) a customer service center and distribution warehouse. Extrusion owns a yarn extrusion facility in Calhoun, Georgia. Crossley owns a manufacturing, administrative and warehouse facility in Truro, Nova Scotia. Advance Carpet Tiles, Ltd. (“ACT”) owns two facilities in the United Kingdom, including a six-foot roll and tile finishing plant. Monterey Carpets, Inc. (“Monterey Carpets”) leases a carpet tufting, administrative and warehouse facility in Santa Ana, California. In addition to these facilities, we lease a number of sales and service facilities and one warehouse in the United States and one sales and service facility in the United Kingdom. We believe our manufacturing capacity is sufficient to meet our requirements for the foreseeable future. During the second half of fiscal 2004, we plan to begin production of carpet tile products in Suzhou, China. We plan to sell the products manufactured at this facility into mainland China and throughout southeast Asia.

The following table summarizes our manufacturing, distribution and sales facilities:

Location	Operation	Owned/Leased	Approximate Square Feet
Dalton, Georgia	Yarn Processing Carpet Dyeing	Owned	161,500

Dalton, Georgia	Tufting Corporate Offices	Owned	154,990

Dalton, Georgia	Six-Foot Finishing Tile Finishing Tile Printing Recycling	Owned	245,800

Dalton, Georgia	Environmental Center Warehouse	Leased	103,500

Dalton, Georgia	Distribution Warehouse Sales Service Office Finance & Administration	Owned	133,200

Dalton, Georgia	Warehouse	Leased	95,350

Chagrin Falls, Ohio	Sales / Showroom	Leased	1,100

Chicago, Illinois	Sales / Showroom	Leased	5,498

Dallas, Texas	Sales / Showroom	Leased	1,960

Denver, Colorado	Sales / Showroom	Leased	1,318

Marietta, Georgia	Sales / Showroom	Leased	2,129

New York, New York	Sales / Showroom	Leased	3,800

Newport Beach, California	Sales / Showroom	Leased	1,600

Richmond, Virginia	Sales / Showroom	Leased	1,783

San Francisco, California	Sales / Showroom	Leased	3,330

Westborough, Massachusetts	Sales / Showroom	Leased	120

Blaina, Gwent, Wales	Six Foot and Tile Finishing	Leased	3,000

Blaina, Gwent, Wales	Six Foot and Tile Finishing	Owned	32,000

Blaina, Gwent, Wales	Warehousing	Owned	14,000

Blaina, Gwent, Wales	Sales/Warehouse	Leased	4,860

Blaina, Gwent, Wales	Chemical Mixing	Leased	4,000

Blaina, Gwent, Wales	Sales / Showroom	Leased	5,500

Singapore	Sales / Showroom	Leased	2,106

Santa Ana, California	Warehouse Samples Administration	Leased	88,266

Santa Ana, California	Tufting Yarn Processing	Leased	102,758

New York, New York	Sales Office	Leased	1,578

Chicago, Illinois	Sales Office	Leased	300

Chicago, Illinois	Sales/Showroom	Leased	3,119

Troy, Michigan	Sales Office	Leased	180

Wrentham, Massachusetts	Sales Office	Leased	385

Truro, Nova Scotia, Canada	Administration Manufacturing Warehouse	Owned	365,000

Mississauga, Ontario, Canada	Sales / Showroom	Leased	2,306

Calhoun, Georgia	Yarn Extrusion	Owned	125,400

Suzhou, China	Future Manufacturing	Leased	—

We have a 50% partnership interest in Chroma System Partners (“Chroma”), which operates an 88,266 square foot carpet dyeing and finishing plant in Santa Ana, California. Monterey and the other partner have agreed to purchase carpet dyeing and finishing services exclusively from Chroma at market prices. These service agreements may be canceled upon a one-year’s notice and withdrawal from the partnership. In addition, Monterey has agreed to provide certain executive management and operational services at cost while Chroma has agreed to provide Monterey with certain maintenance and utility services at cost.

Raw Materials

Our raw materials, including yarn, nylon and polypropylene chip, primary backing, coater materials, and dye chemicals, represent the single largest component of our carpet’s costs. Yarn comprises about one-third of the carpet’s cost structure and in excess of 50.0% of total raw material costs. Historically, we have been able to pass on yarn price increases in the ordinary course of business in response to published increases by major yarn suppliers. Increases in the cost of petroleum-based raw materials could adversely effect us if we were unable to pass the increase through to our customers. Unanticipated termination or interruption of our arrangement with our primary third-party supplier of nylon yarn could have a material adverse effect on us. We use Invista 6,6 continuous filament yarn for the majority of our products.

While Invista is a very important vendor, we believe that there are adequate alternative sources of supply from which we could fulfill our synthetic fiber requirement.

The other significant raw materials used by us in our carpet manufacturing process include coater materials, such as vinyl resins and primary backing. We have not experienced a problem sourcing nylon, processed yarn or any other raw material used in the manufacture of carpet from our suppliers and do not anticipate any difficulties in sourcing these raw materials in the future although no assurances can be given.

At our yarn extrusion plant, significant raw materials are nylon and polypropylene chips and dye chemicals. The chips purchased are used to manufacture nylon 6 and polypropylene yarn. The dyes and chemicals purchased are used to dye the yarn.

Patents, Copyrights and Trademarks

We own numerous copyrights and patents in the United States and certain other countries, including our Powerbond RS patent which expires in 2008, and our patents (process and product) for the ER3 backing produced from our environmental programs, which expire in 2014. We also own numerous registered trademarks in the United States, including Powerbond and Powerbond RS. We consider our industry knowledge and technology more important to our current business than our patents or our copyrights or trademarks and, accordingly, believe the expiration of existing patents or loss of a copyright or trademark will not have a material adverse effect on our operations. However, we actively maintain and enforce patents, trademarks, copyrights and trade secrets.

Seasonality

The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first and fourth quarters of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher education end market sales during the summer months while schools are normally closed and floorcovering can be installed.

Employees

At January 31, 2004, we had a total of 1,584 employees of which 985 were hourly and 599 salaried. We have experienced no work stoppages and believe that our employee relations are good. All of our employees are non-union with the exception of Crossley’s approximately 204 manufacturing workers in Canada that are subject to a collective bargaining agreement. The collective bargaining agreement that represents this union expires on June 30, 2006.

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

Financial Information About Operating Segments and Geographic Areas

The Company operates in two industry segments: floorcoverings and extrusion. Information relating to the Company’s two operating segments can be found in Note 14 to the Company’s consolidated financial statements for the year ended January 31, 2004. Certain information concerning our net sales and long-lived assets by geographic areas can also be found in Note 14.

Item 2. Properties

For information concerning the principal physical properties of the Company, see “Item 1. Business – Manufacturing and Facilities.”

Item 3. Legal Proceedings

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002, alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, resulting in irreversible damage to the carpet. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims included express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure were tried to a jury. On March 18, 2004, subsequent to the Company’s fiscal year-end, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of the carpet.

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The Company continues to deny liability and is evaluating its options, which include filing a motion for judgment as a matter of law pursuant to Rule 50 of the Federal Rules of Civil Procedure and a motion for a new trial. The judgment award of $0.8 million has been recorded as an accrued liability in the January 31, 2004 consolidated balance sheet. The Company incurred legal expenses during fiscal 2003 related to the EMC lawsuit of approximately $0.7 million. These expenses are included in the Company’s consolidated statement of operations for fiscal 2003.

From time to time the Company is subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims, which may or may not be covered by insurance. Management believes that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to A Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

As of April 26, 2004, there was one holder of record of the Company’s common stock. There is no public trading market for the Company’s common stock.

The following table provides information as of January 31, 2004, with respect to compensation plans under which Tandus Group equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities already issued
Equity compensation plans approved by shareholders (1)	57,061.64	$37.50	6,704.68

Equity compensation plans not approved by Shareholders	—	—	—

Total	57,061.64	$37.50	6,704.68

(1)	Consists of 57,061.64 shares subject to awards granted under Tandus Group, Inc.’s 2001 Executive and Management Stock Option Plan.

Dividends

The declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include certain limitations in covenants contained in our senior credit facility and in the indentures governing our public indebtedness. Due to these limitations, the Board plans to pay no dividends in the forseeable future.

Item 6. Selected Financial Data

The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere herein. The financial data as of and for the years ended January 29, 2000, January 27, 2001, January 26, 2002, January 25, 2003 and January 31, 2004 have been derived from the audited financial statements of the Company. The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere herein.

	Fiscal Year Ended (1)
	January 29, 2000 (Fiscal 1999) (2)	January 27, 2001 (Fiscal 2000)	January 26, 2002 (Fiscal 2001)	January 25, 2003 (Fiscal 2002) (3)	January 31, 2004 (Fiscal 2003) (4)
	(Dollars in thousands)
Operating Data:
Net sales	$262,148	$341,293	$322,036	$321,165	$311,057
Costs of goods sold	169,214	219,969	207,036	211,020	209,798

Gross profit	92,934	121,324	115,000	110,145	101,259
Selling, general and administrative expenses (5)	52,509	70,083	68,848	67,248	75,972
Goodwill and other intangibles amortization (8)	7,898	8,066	7,704	5,461	6,230
Recapitalization compensation charge (6)	—	30,223	—	—	—

Operating income	32,527	12,952	38,448	37,436	19,057
Equity in earnings of Chroma	1,215	2,293	1,534	1,733	1,386
Net interest expense (7)	16,338	28,592	24,193	23,910	21,343
Net income (loss) (8)	10,072	(8,558)	8,284	5,781	1,234

Other Financial Data:
Adjusted EBITDA (9)	$49,363	$62,888	$59,834	$53,820	$42,701
Depreciation and amortization	15,708	17,648	17,894	14,452	16,537
Capital expenditures	8,378	10,702	8,224	9,027	8,830

Cash Flows Data:
Net cash provided by operating activities	$27,590	$33,187	$38,333	$27,482	$20,019
Net cash used in investing activities	(61,055)	(9,365)	(6,974)	(42,265)	(5,308)
Net cash provided by (used in) financing activities	35,368	(22,185)	(30,632)	31,240	(24,253)

Balance Sheet Data:
Total assets	$288,288	$301,663	$270,433	$319,015	$299,148
Long-term debt (10)	173,671	212,093	185,197	218,666	207,516

(1)	Our results of operations for periods prior to acquisitions may not be comparable to our results of operations for subsequent periods.
(2)	We acquired Monterey Carpets, Inc. in June 1999 and Crossley Carpet Mills Limited in July 1999. The results of operations of these acquired businesses have been included in our consolidated financial statements since the respective dates of acquisition.
(3)	We acquired Extrusion in May 2002. The results of the acquired business has been included in our consolidated financial statements since the date of acquisition.
(4)	The fiscal period ended January 31, 2004 included 53 weeks.
(5)	In the fourth quarter of fiscal 2001, the Company’s United Kingdom subsidiary recorded a non-cash impairment charge of $2.2 million related to its investment in its wholly-owned subsidiary, ACT. The impairment charge consisted of the write-off of all goodwill recorded at the initial acquisition date. In the fourth quarter of fiscal 2003, Extrusion recorded a non-cash impairment charge of $2.6 million related to a supply agreement. The impairment charge was to reduce the net carrying value of the supply agreement to its fair value.
(6)	As part of the January 2001 recapitalization, the Company incurred a non-recurring compensation charge of approximately $30.2 million for fiscal 2000 relating to the cancellation of Tandus Group’s outstanding stock options. This charge represents the difference between the fair market value of the Tandus Group common stock issuable upon exercise of the options and the exercise price of these options.

(7)	Net interest expense for the year ended January 26, 2002 includes $5.2 million for the changes in fair market value of our interest rate hedging arrangements related to our Senior Credit Facility. These hedging arrangements were cancelled in connection with the offering of the outstanding $175.0 million of senior subordinated notes (the “9.75% Notes”).
(8)	Included in net income for fiscal 2002 is a non-cash charge of $3.2 million for the cumulative effect of a change in accounting principle related to goodwill as discussed in Note 9 to the consolidated financial statements. If the Company had applied the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” for all periods presented, net income would have increased by $2.2 million in fiscal 1999, $2.6 million in fiscal 2000 and $2.6 million in fiscal 2001.
(9)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization plus the cumulative effect of change in accounting principle, Chroma cash dividends, minority interest in income of subsidiary and non-recurring costs associated with an unsuccessful acquisition less equity in earnings of Chroma, plus the recapitalization compensation charge and non-cash charges relating to goodwill impairment write-off for our acquisition of ACT and the impairment charge for a supply agreement at Extrusion. Adjusted EBITDA is presented because such measures are commonly used by certain investors and analysts to analyze a company’s ability to service debt. We utilize Adjusted EBITDA as (a) a benchmark for our annual budget and our long range plan, (b) a valuation method for potential acquisitions and (c) a measure to determine whether we are in compliance with our Senior Credit Facility debt covenants. However, Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. The most directly comparable GAAP financial measure is net income (loss). Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these financial statements may not be comparable to those disclosed by other companies. A reconciliation of net income (loss) to Adjusted EBITDA is presented in the following table:

	Fiscal 1999	Fiscal 2000	Fiscal 2001	Fiscal 2002	Fiscal 2003
Net income (loss)	$10,072	$(8,558)	$8,284	$5,781	$1,234
Cumulative effect of change in accounting principle	—	—	—	3,240	—
Intangible asset impairment charge	—	—	2,242	—	2,616
Income tax expense (benefit)	8,496	(3,040)	9,204	6,788	(2,147)
Net interest expense	16,399	28,592	24,193	23,910	21,343
Gain on forgiveness of debt	(1,287)	(1,816)	(1,728)	(570)	—
Recapitalization compensation charge	—	30,223	—	—	—
Depreciation	7,810	9,582	10,190	8,991	10,307
Amortization	7,898	8,066	7,704	5,461	6,230
Chroma cash dividends	1,128	2,065	1,250	1,932	3,522
Equity in earnings of Chroma	(1,215)	(2,293)	(1,534)	(1,733)	(1,386)
Minority interest in income of subsidiary	62	67	29	20	13
Non-recurring costs associated with unsuccessful acquisition	—	—	—	—	969

Adjusted EBITDA	$49,363	$62,888	$59,834	$53,820	$42,701

(10)	Effective May 1, 2004, the Company entered into a second amendment to the Senior Credit Facility to revise certain of its covenants. Primarily as a result of operating results in the third and fourth quarters of fiscal 2003 and more restrictive covenant requirements for fiscal 2004, the Company had believed a covenant violation as early as the end of the first fiscal quarter of 2004, which ended May 1, 2004, was probable. The Company was in compliance with all covenants for all periods through and including fiscal 2003 (ended January 31, 2004) and, with the amendment expects to remain in compliance throughout fiscal 2004, although no assurances can be given.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and the accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below as a result of a number of factors.

Overview

Based on annual sales and brand recognition, we are a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high-style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus Group name for a wide variety of end markets, including corporate office, education, healthcare, government facilities and retail stores. Because of the diversity of the Company’s end markets, management believes its business tends to be less sensitive to economic downturns than many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions tailored for each of its customers. The Company is headquartered in Georgia, with manufacturing locations in California, Canada, the United Kingdom and China.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus Group”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, a majority of Tandus Group’s outstanding capital stock is controlled by investment funds managed by Oaktree and BACI.

January 2001 Recapitalization

On January 25, 2001, Tandus Group consummated a recapitalization transaction pursuant to which Oaktree, BACI and their co-investors acquired an 83.4% ownership interest in Tandus Group for approximately $192.5 million and Tandus Group’s management and other existing stockholders retained a 16.6% ownership interest. The transaction was treated as a recapitalization whereby the assets and liabilities of Tandus Group remained at their historical cost.

Acquisitions

On May 8, 2002, Extrusion, a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill and $8.0 million for a supply agreement (“Supply Agreement”), which is being amortized over its term of three years. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from May 8, 2002.

On November 12, 2003, subsequent to the end of the Company’s third quarter, The Dixie Group, Inc. (“Dixie”) completed the previously announced agreement to divest of certain portions of their business. Dixie is the seller from whom the Company acquired Extrusion on May 8, 2002. Company management expects a reduction in the requirements of the extrusion operations to Dixie and to the successor of the portions of Dixie’s business that were sold. Based upon these facts, the Company obtained an independent valuation of the net carrying value of the Supply Agreement for impairment. As a result of this valuation, the Company recorded an impairment charge of $1.6 million, net of tax, to reflect the Supply Agreement at its fair value.

In July 1999, we acquired all the outstanding capital stock of Crossley for $22.1 million, including $17.5 million in assumed debt. Crossley is based in Nova Scotia, Canada and is a manufacturer of tufted and woven broadloom carpet.

In June 1999, we acquired all the outstanding capital stock of Monterey Carpets for $50.8 million. Monterey Carpets is based in Santa Ana, California and is a recognized design leader in the high-style, fashion-oriented sector of the commercial broadloom carpet market. Through Monterey Carpets we have a 50.0% partnership interest in Chroma, which owns and operates a carpet dyeing and finishing plant in Santa Ana, California. Under the terms of the partnership agreement, Chroma is required to distribute all of its earnings on a quarterly basis to its partners.

Results of Operations

The following table sets forth-certain operating results as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 26, 2002 (fiscal 2001)	January 25, 2003 (fiscal 2002)	January 31, 2004 (fiscal 2003)
	(Percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.3	65.7	67.4

Gross profit	35.7	34.3	32.6
Selling, general and administrative expenses	21.4	20.9	24.4
Goodwill and other intangible assets amortization	2.4	1.7	2.0

Operating income	11.9	11.7	6.2
Net interest expense	7.5	7.4	6.9
Net (loss) income	(2.5)%	1.8%	0.4%

Fiscal Year Ended (53 weeks) January 31, 2004 (“fiscal 2003”)

Compared with Fiscal Year Ended (52 weeks) January 25, 2003 (“fiscal 2002”)

Net Sales. Net sales for fiscal 2003 were $311.1 million, a decrease of $10.1 million or 3.1%, from $321.2 million in fiscal 2002. Net sales of the Company’s floorcovering segment were $283.0 million for fiscal 2003 as compared to $298.0 million for fiscal 2002, a decrease of $15.0 million or 5.0%. The decrease in the floorcovering segment’s net sales for fiscal 2003 was due to the continued slow demand throughout the specified commercial market in the United States. In particular, the demand in the corporate office market has been slow since 2001. This decrease was partially offset by the inclusion of the extrusion operation’s net sales for the full year ended January 31, 2004 as compared to a partial year in the prior year. The extrusion operation was acquired May 8, 2002.

Cost of Goods Sold. Cost of goods sold decreased to $209.8 million in fiscal 2003 from $211.0 million, a decrease of $1.2 million or 0.6%. This decrease resulted from lower net sales and cost reduction initiatives partially offset by the inclusion of the costs of the extrusion operation for the full fiscal year in 2003. As a percentage of sales, these costs were 67.4% for fiscal 2003 and 65.7% for fiscal 2002.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses, excluding other intangible assets amortization of $6.2 million and a non-cash impairment charge of $2.6 million, in fiscal 2003 increased to $73.4 million, an increase of $6.1 million or 9.1% from $67.2 million for fiscal 2002, which excluded goodwill and other intangible assets amortization of $5.5 million. As a percentage of sales, these expenses, excluding amortization, were 23.6% for fiscal 2003 and 20.9% in fiscal 2002. The increase was primarily due to increased salaries and related benefits of $3.6 million, sampling and related costs of $2.0 million, legal and professional fees of $2.2 million and marketing and promotional expenses of $1.6 million, which were partially offset by lower commissions of $1.3 million and foreign exchange gains of $2.0 million. A portion of the increased salaries and related benefits, sampling and related cost and marketing and promotional expenses were related to the Company’s new selling strategy, which was implemented beginning January 26, 2003, and to support a number of new floorcovering product lines introduced during the year. The legal and professional fee increase includes the costs of a lawsuit judgment of $0.8 million and $0.7 million of legal expenses related to this lawsuit and $1.0 million on non-recurring costs associated with an unsuccessful acquisition.

Net Interest Expense. Net interest expense for fiscal 2003 and fiscal 2002 was $21.3 million and $23.9 million respectively, which included interest income of $0.1 million and $0.4 million, respectively. Fiscal 2003 includes a charge to interest expense of $0.4 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt with cash generated by operations. Fiscal 2002 includes a charge to interest expense of $2.7 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Notes offering and from cash generated by operations.

Income Taxes. The Company has an income tax benefit of $2.1 million for fiscal 2003 versus a tax provision of $6.8 million for fiscal 2002. The 2003 income tax benefit results from the Company’s loss before income taxes which is attributable to lower net sales and higher selling, general and administrative expenses as discussed above. The income tax benefit also results from the Company qualifying for certain state income tax credits not previously obtained. A portion of the credits is available for refund with the remainder to be carried forward. The Company has completed and filed amended returns for the prior years in which a refund is available. The receivable recorded in the Company’s financial statements is $0.4 million, and the deferred amount of credits is $0.9 million, both net of the effect of federal income taxes. The credits to be carried forward have no expiration date. The Company also reduced its reserve for certain tax contingency items by $0.9 million in fiscal 2003.

Net Income. Net income for fiscal 2003 decreased to $1.2 million from $5.8 million in fiscal 2002. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, and amortization plus the cumulative effect of change in accounting principle, Chroma cash dividends, minority interest in income of subsidiary and non-recurring costs associated with an unsuccessful acquisition less equity in earnings of Chroma, plus a non-cash charge relating to the impairment of a supply agreement at Extrusion. Adjusted EBITDA for fiscal 2003 decreased to $42.7 million from $53.8 million in fiscal 2002, a decrease of 20.7%. As a percentage of sales, Adjusted EBITDA was 13.7% in fiscal 2003 compared to 16.8% in fiscal 2002. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is presented in the following table:

	January 25, 2003	January 31, 2004
Net income	$5,781	$1,234
Cumulative effect of change in accounting principle	3,240	—
Intangible asset impairment charge	—	2,616
Income tax expense/(benefit)	6,788	(2,147)
Net interest expense	23,910	21,343
Gain on forgiveness of debt	(570)	—
Depreciation	8,991	10,307
Amortization	5,461	6,230
Chroma cash dividends	1,932	3,522
Equity in earnings of Chroma	(1,733)	(1,386)
Minority interest in income of subsidiary	20	13
Non-recurring costs associated with unsuccessful acquisition	—	969

Adjusted EBITDA	$53,820	$42,701

Fiscal Year Ended (52 weeks) January 25, 2003 (“fiscal 2002”)

Compared with Fiscal Year Ended (52 weeks) January 26, 2002 (“fiscal 2001”)

Net Sales. Net sales for fiscal 2002 were $321.2 million, a decrease of $0.8 million or 0.3%, from fiscal 2001 of $322.0 million. The decrease in net sales for fiscal 2002 was due to the continued slow demand throughout the specified commercial market in the United States. In particular, the demand in the corporate office and retail market have been slow since 2001. This decrease was offset by $23.2 million of net sales generated by the extrusion operation which was acquired May 8, 2002.

Cost of Goods Sold. Cost of good sold increased to $211.0 million in fiscal 2002 from $207.0 million in fiscal 2001, an increase of $4.0 million or 1.9%. As a percentage of net sales, these costs were 65.7% and 64.3% for fiscal 2002 and fiscal 2001, respectively. The increase resulted from the inclusion of the costs of the extrusion operation of $20.3 million.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses, excluding other intangible assets amortization of $5.5 million, in fiscal 2002 increased to $67.2 million, an increase of $0.6 million or 1.0% from $66.6 million for fiscal 2001, excluding goodwill and other intangible assets amortization of $7.7 million and a non-cash goodwill impairment charge of $2.2 million. As a percentage of sales, these expenses, excluding amortization and the impairment charge, were 20.9% for fiscal 2002 and 20.7% fiscal 2001. The minimal increase was primarily due to increased professional services of $0.8 million and marketing expenses of $1.3 million, which partially offset by foreign exchange gains of $1.5 million. The significant decrease in amortization expense is due to the Company’s adoption of SFAS No. 142 which requires, among other things, companies to no longer amortize goodwill and intangible assets with an indefinite life, but instead test these assets for impairment at least annually.

Net Interest Expense. Net interest expense for fiscal 2002 decreased to $23.9 million from $24.2 million in fiscal 2001. Debt levels were higher during fiscal 2002 than fiscal 2001 due to the completion of the offering of the 9.75% Notes in February 2002. Additionally, fiscal 2002 includes a charge to interest expense of $2.6 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Notes offering and cash generated by operations. The fiscal 2001 amount includes a charge to interest expense of $5.2 million to reflect the fair value of the Company’s interest rate hedging agreements. These agreements were terminated in February 2002. Also included in fiscal 2002 and fiscal 2001 net interest expense is interest income of $0.4 million and $0.1 million, respectively.

Net Income. Net income for fiscal 2002 decreased to $5.8 million from $8.3 million in fiscal 2001. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, and amortization plus the cumulative effect of change in accounting principle, Chroma cash dividends, minority interest in income of subsidiary less equity in earnings of Chroma, plus the recapitalization compensation charge and a non-cash charge relating to goodwill impairment write-off for our acquisition of Advance Carpet Tiles, Ltd. Adjusted EBITDA for fiscal 2002 decreased to $53.8 million from $59.8 million in fiscal 2001, a decrease of 10.1%. As a percentage of sales, Adjusted EBITDA was 16.8% in fiscal 2002 compared to 18.6% in fiscal 2001. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is presented in the following table:

	Fiscal Year Ended
	January 26, 2002	January 25, 2003
Net income	$8,284	$5,781
Cumulative effect of change in accounting principle	—	3,240
Goodwill impairment charge	2,242	—
Income tax expense	9,204	6,788
Net interest expense	24,193	23,910
Gain on forgiveness of debt	(1,728)	(570)
Depreciation	10,190	8,991
Amortization	7,704	5,461
Chroma cash dividends	1,250	1,932
Equity in earnings of Chroma	(1,534)	(1,733)
Minority interest in income of subsidiary	29	20

Adjusted EBITDA	$59,834	$53,820

Liquidity and Capital Resources

The Company’s primary cash needs have historically been for operating expenses, working capital, debt repayment and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings and the offering of the 9.75% Notes.

Net cash provided by operating activities in fiscal 2003 was $20.0 million compared to net cash provided of $27.5 million in fiscal 2002. The change is primarily due to a decrease in net income of $4.5 million, an increase in deferred tax provision of $6.4 million, the impact of the cumulative effect of a change in accounting principle of $3.2 million, partially offset by a positive impact of $3.3 million in net working capital, an impairment charge of $2.6 million for the Extrusion supply agreement and $0.6 million gain on forgiveness of debt.

Net cash used in investing activities in fiscal 2003 was $5.3 million compared to $42.3 million in fiscal 2002. The decrease in cash used in investing activities was primarily due to the absence of a transaction similar to our May 8, 2002 acquisition of the yarn extrusion manufacturing plant and the real property on which the plant is located. Capital expenditures for fiscal 2003 were $8.8 million compared to $9.0 million for fiscal 2002.

Net cash used in financing activities in fiscal 2003 was $24.3 million compared to net cash provided of $31.2 million in fiscal 2002. The decrease in cash provided by financing activities was due primarily to the issuance of the 9.75% Notes and repayment of $125 million of the Company’s term debt with a portion of the proceeds during fiscal 2002 as well as a net repayment of long-term debt of $22.0 million during fiscal 2003.

The Company has significant indebtedness which consists of $175.0 million of our 9.75% senior subordinated notes due 2010; $31.0 million in senior term debt; $0.6 million in purchase money and other indebtedness; and $2.7 million in sinking fund bond obligations owed to the Nova Scotia Business Development Corporation (the “NSBDC Bonds”) issued by Crossley. As of January 31, 2004, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $1.1 million of letters of credit outstanding leaving total availability of $48.9 million. The Company was in compliance with all debt covenants as of January 31, 2004.

During the fourth quarter of fiscal 2003, the Company invested $3.0 million into one of its subsidiaries to be used for a carpet tile production facility in Suzhou, China. Products manufactured at this facility will be sold into mainland China and throughout southeast Asia. Additional funding of approximately $2.0 million is anticipated, primarily during the first half of fiscal 2004.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The amount due on each date during fiscal 2004 is $8.5 million.

Subsequent to the Company’s fiscal year end, a jury found in favor of EMC related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages totalling $0.8 million. We have accrued the full judgment of $0.8 million as of January 31, 2004. During fiscal 2003, we paid approximately $0.7 million of legal expenses related to this lawsuit.

The Company continues to deny liability and is evaluating its options which include a motion for a new trial. If the Company pursues those options and is unsuccessful, it will be required to pay the $0.8 million judgment.

In connection with the Crossley acquisition in July 1999, we agreed to pay the seller $2.0 million over four years beginning in June 2000. In addition, we assumed approximately $17.5 million of debt of Crossley, including approximately $0.8 million of obligations under equipment financing arrangements, approximately $6.9 million relating to Crossley’s revolving credit line (none of which was outstanding and $4.6 million of which was available as of January 31, 2004), and approximately $9.5 million of the NSBDC Bonds. The NSBDC agreed to forgive approximately $6.3 million of the NSBDC Bonds, subject to maintaining a certain level of annual hours worked by its employees. Through January 25, 2003 the NSBDC had forgiven the $6.3 million. The remaining balance of the NSBDC Bonds began amortizing over five years beginning in 2003.

During fiscal 2003, the Company prepaid $20.0 million of the Senior Credit Facility. In connection with these prepayments, the Company recorded the write-off of $0.4 million of deferred financing costs associated with the term debt, which is reflected in net interest expense in the consolidated statement of operations.

The Company’s ability to make scheduled payments of principal, interest or to refinance its indebtedness, depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors beyond its control. However, there can be no assurance the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures. The Company periodically evaluates potential acquisitions of businesses, which complement existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, the Company may determine to finance any such transaction with existing sources of liquidity.

Effective May 1, 2004, the Company entered into a second amendment to the Senior Credit Facility to revise certain of its covenants. Primarily as a result of operating results in the third and fourth quarters of fiscal 2003 and more restrictive covenant requirements for fiscal 2004, the Company had believed a covenant violation as early as the end of the first fiscal quarter of 2004, which ended May 1, 2004, was probable.

The principal financial covenants under our Senior Credit Facility, prior to its second amendment on May 1, 2004, required a fixed charge coverage ratio of 1.1:1.0 from and including January 27, 2002 to and including January 31, 2004. Our fixed charge coverage ratio was 1.3:1.0 at January 31, 2004. The second amendment to the Senior Credit Facility revises the requirement for the fixed charge coverage ratio to 1.0:1:0 from and including February 1, 2004 to and including October 30, 2004, and 1.1:1.0 thereafter. Our covenants required an interest coverage ratio of 2.1:1.0 from and including January 27, 2002 to and including January 31, 2004. Our interest coverage ratio was 2.2:1.0 at January 31, 2004. The amended covenants require an interest coverage ratio of 1.75:1.00 from and including February 1, 2004 to and including July 31, 2004; 1.85:1.00 from and including August 1, 2004 to and including October 30, 2004; and 2.00:1.00 from and including October 31, 2004 to and including January 29, 2005. The company was in compliance with all covenants for all periods through and including fiscal 2003 (ended January 31, 2004) and, with the amendment, expects to remain in compliance throughout fiscal 2004, although no assurances can be given.

Contractual Obligations

The following table contains a summary of the Company’s future minimum payments under contractual obligations as of January 31, 2004.

	Payments Due During Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$1.8	$1.6	$0.6	$30.3	$—	$175.0	$209.3
Interest related to debt (1)	19.1	19.0	18.9	18.3	17.1	25.6	118.0
Operating leases	3.0	2.0	1.7	1.5	1.4	8.5	18.1

Total	$23.9	$22.6	$21.2	$50.1	$18.5	$209.1	$345.4

(1)	Assumes interest rates on floating rate debt equates to the interest rates as of January 31, 2004.

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements.

Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

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

A customer claims reserve and allowance for product returns is established based upon historical claims experience as a percent of gross sales as of the balance sheet date. The allowance for customer claims is recorded upon shipment of goods and is recorded as a reduction of sales. While we believe that our customer claims reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon our historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

Impairment of Goodwill and Indefinite Lived Intangible Asset. In addition to the annual impairment tests required by SFAS No. 142, the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the goodwill and indefinite lived intangible asset associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Accounts Receivable Allowances. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluation of the financial condition of the Company’s customers and collectability of the Company’s accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to pay their debts, allowances recorded in the Company’s financial statements may not be adequate.

Inventory Reserves. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

Income Taxes. The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using statutory rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the rate change.

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

Reliance on Primary Third-Party Supplier of Nylon Yarn

Invista, Inc. (“Invista”) currently supplies a majority of the Company’s requirements for nylon yarn, the primary raw material used in the Company’s floorcovering products. The unanticipated termination or interruption of the supply arrangement with Invista could have a material adverse effect on the Company because of the cost and delay associated with shifting this business to another supplier. Historically, the Company has not experienced significant interruptions in the supply of nylon yarn from Invista, although no assurances can be given.

On November 17, 2003, Koch Industries, Inc. reached a definitive agreement with DuPont to purchase the business segment that currently supplies a majority of the Company’s requirements for nylon yarn. The closing of this transaction is expected to occur in the first half of 2004, and is subject to regulatory approvals and customary closing conditions. The Company’s management anticipates little or no disruption in shipments that are currently supplied by Invista.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has had no impact on the Company’s consolidated financial statements beyond the additional disclosures as presented in Note 19.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). Generally, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires a VIE to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. FIN 46 requires consolidation of a VIE created after January 31, 2003 and initially applied to existing variable interest entities in the first year or interim period beginning after June 15, 2003. In October 2003, a FASB Staff position, No. FIN 46-6, was issued, which deferred the implementation of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 when an interest in a VIE was created before February 1, 2003. The Company adopted the provisions of FIN 46 effective October 26, 2003, which did not have an impact on our financial position, results of operations or cash flows.

Monterey holds a variable interest in a partnership described in further detail in Note 8 to the consolidated financial statements. The Company currently accounts for the partnership under the equity method of accounting. Although the partnership qualifies as a VIE, the Company does not qualify as a primary beneficiary and is not required to consolidate the partnership. Consolidated net income and Adjusted EBITDA for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from the third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that no such call for an additional capital contribution should be required.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements and is effective for interim periods beginning after December 15, 2004. The Company is in the process of determining the impact of SFAS No. 150 on its consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS 132 is effective for our consolidated financial statements as of January 31, 2004 and did not have an impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although the Company is not subject to material foreign currency exchange risk, the Company is exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At January 31, 2004, the Company had variable rate debt of $31.0 million and fixed rate debt of $178.3 million. The variable interest rate per annum applicable to borrowings under Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. See Note 11 to the accompanying consolidated financial statements. The impact on our results of operations of a one-point rate change on the outstanding balance of our term loan as of the end of fiscal 2003 would be approximately $0.2 million, net of tax.

Item 8. Financial Statements and Supplemental Data

See the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and subsidiaries included herein beginning on page F-1 and listed on the index to financial statements set forth in Item 15 (a) of this Form 10-K report.

Item 9. Change In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective June 28, 2002, the Company engaged Ernst & Young LLP as our independent auditor for the fiscal year ended January 25, 2003. We dismissed our previous independent accountant, Arthur Andersen, LLP, effective June 28, 2002. The decision to change accountants was approved by the Board of Directors. In connection with the audits of the fiscal year ended January 26, 2002 there was no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their report.

Item 9A. Controls and Procedures

As of January 31, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names and ages for each of the directors of Tandus Group, Inc. and each of our directors and executive officers and the positions they hold:

Name
Edgar M. (Mac) Bridger	52	President and Chief Executive Officer and Director of the Company and Director of Tandus Group
Lee H. Schilling	63	Senior Vice President of Marketing and Sales of the Company
Stephen M. Powell	42	Vice President of Finance of the Company
Wallace J. Hammel	58	Vice President of Manufacturing of the Company
Jeffrey M. Raabe	42	Vice President of Sales of the Company
Henry L. Millsaps, Jr.	48	Vice President of Human Resources of the Company
Ralph Grogan	46	President of Monterey
Gordon Laing	43	Chief Executive Officer and President of Crossley
Ronald N. Beck	48	Chairman of the Board of Directors of Tandus Group
Stephen M. Burns	41	Director of Tandus Group
Timothy C. DeVries	47	Director of Tandus Group
Caleb S. Kramer	34	Director of the Company and of Tandus Group
Jason A. Mehring	32	Director of the Company and of Tandus Group
Robert F. Perille	45	Director of Tandus Group

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

Stephen M. Powell has served as Vice President of Finance of the Company since February 2004. Prior to that time, he served as Controller of the Company from April 2001 to February 2004. Prior to joining the Company in April 2001 Mr. Powell served as Controller and Chief Accounting Officer of Chattem, Inc. for five years. He is a certified public accountant and practiced in public accounting for eight years.

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

Ronald N. Beck has been Chairman of the Board of Tandus Group since January 2001. He joined Oaktree Capital Management, LLC as Managing Director in May 2000 and is the co-head of the Principal Opportunities Group, which includes OCM Principal Opportunities Fund II, L.P. and its predecessor funds. Prior to joining Oaktree Capital Management, LLC, Mr. Beck managed Seneca Capital Partners LLC, a private equity investment firm that he co-founded in 1996. Mr. Beck holds a B.A. in Economics from Stanford University, a J.D. from Stanford Law School and M.B.A. from the Stanford Graduate School of Business.

Stephen M. Burns has been a director of Tandus Group since November 1996. He has been a Vice President of Quad-C Management, Inc. since 1992. Prior to joining Quad-C Management, Mr. Burns was Vice President of Paribas North American and Paribas.

Timothy C. DeVries has been a director of Tandus Group since January 2001. He has been with Norwest Equity Partners since 1998. Prior to that time, he worked at Churchill Companies, where for more than 11 years he led Churchill’s real estate, financial services and industrial acquisition efforts. Mr. DeVries holds a B.A. from Bethel College.

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

Robert F. Perille has been a director of Tandus Group since January 2001. He is currently a principal of Silver Birch Capital Partners. Mr. Perille was previously a Managing Director of BACI, and was employed by Bank of America Corporation and its predecessors from 1980 through 2003. Mr. Perille holds a B.A. from Lawrence University and a M.B.A. from Babson College.

Term

Our Directors serve a term of one year and until their successors are duly elected and qualified. Our officers serve at the pleasure of the Board.

Committees of the Board of Directors of Tandus Group

Tandus Group’s board of directors currently has three standing committees. Its executive committee is composed of Mr. Beck, who is the chairman, and Messrs. Bridger and Perille. Its compensation committee is composed of Mr. Perille, who is the chairman, and Messrs. Beck and Bridger. Tandus Group has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is composed of Mr. Mehring, who is the chairman, and Messrs. DeVries and Kramer. Each of these committees was established in October 2001. The executive committee met one time in 2003, the compensation committee met one time in 2003 and the audit committee met one time in 2003. The Board of Directors has determined that Mr. Mehring is an audit committee financial expert and that Mr. Mehring is independent as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act using the definition of independent under the rules of NASDAQ.

Committees of the Board of Directors of the Company

The Company’s board of directors does not have any standing committees. The committees of the board of directors of Tandus Group serve as the committees of the board of directors of the Company.

Director Compensation

None of Tandus Group’s or the Company’s directors are entitled to receive any fees for serving as directors. All of Tandus Group’s and our directors are reimbursed for out-of pocket expenses related to their service as directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on the Company’s investor relations website at www.powerbond.com. The Company intends to post amendments to this Code of Ethics and waivers to the extent applicable at this location of this website. In addition, the Company will provide without charge a copy of the Code of Ethics to any person submitting a written request for the same to Investor Relations; 311 Smith Industrial Boulevard; Dalton, Georgia 30721.

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

Summary Compensation Table

	Annual Compensation ($) (a)				Long – Term Compensation
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards (#)	All Other Compensation (b)
Edgar M. Bridger President and Chief Executive Officer	2003 2002 2001	$360,000 340,000 306,667	$	— — —	— — 8,559.25	$8,397 8,122 5,828

Lee H. Schilling Senior Vice President of Marketing and Sales	2003 2002 2001	$191,875 184,740 176,000	$	— — —	— — 2,853.08	$2,481 3,286 855

Darrel V. McCay (d) Vice President and Chief Financial Officer	2003 2002 2001	$182,000 175,585 165,833	$	— — 25,000	— — 3,423.70	$6,096 5,518 3,319

Jeffrey M. Raabe Vice President of Sales	2003 2002 2001	$176,416 170,000 160,000	$	— — —	— — 3,432.70	$4,134 3,058 3,461

Wallace J. Hammel Vice President of Manufacturing	2003 2002 2001	$176,416 169,167 160,000	$	— — —	— — 2,853.08	$1,909 4,362 4,648

(a)	None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus.
(b)	Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2003: $2,847 for Mr. Bridger, $2,481 for Mr. Schilling, $1,546 for Mr. McCay, $1,496 for Mr. Raabe and $1,909 for Mr. Hammel. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2003: $5,550 for Mr. Bridger, $0 for Mr. Schilling, $4,550 for Mr. McCay, $2,638 for Mr. Raabe, and $0 for Mr. Hammel. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2002; $2,622 for Mr. Bridger, $3,289 for Mr. Schilling, $530 for

Mr. Raabe, $2,262 for Mr. Hammel and $518 for Mr. McCay. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2002: $5,500 for Mr. Bridger, $0 for Mr. Schilling, $2,538 for Mr. Raabe, $2,100 for Mr. Hammel and $5,000 for Mr. McCay. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2001: $2,123 for Mr. Bridger, $855 for Mr. Schilling, $763 for Mr. Raabe, $943 for Mr. Hammel and $805 for Mr. McCay. Includes 401(k) plan employer matching contribution on behalf of each of the executive officers above for fiscal 2001: $3,705 for Mr. Bridger, $0 for Mr. Schilling, $2,698 for Mr. Raabe, $3,705 for Mr. Hammel and $2,544 for Mr. McCay.

(c)	Shares of Tandus Group, Inc., the Company’s parent.
(d)	Mr. McCay resigned from all positions with the Company and Tandus Group on February 6, 2004.

Stock Option Grants in Last Fiscal Year

No options were granted during fiscal 2003 to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by the named executive officers in fiscal 2003 and there is no market for Tandus Group’s common stock.

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

Participants make no contributions to the Plan. Employer contributions are 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the Plan. The estimated annual benefits payable upon retirement at normal retirement age under the Plan for Messrs. Bridger, Schilling, Raabe, Hammel and McCay are, $11,578, $7,529, $16,222, $9,005 and $16,089, respectively. Participants in the Plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment. During fiscal 2002, the Company elected to freeze the plan.

Compensation Committee Interlocks and Insider Participation

No member of our Board of Directors serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Employment Agreements

The Company has no employment agreement with any named executive officer.

Compensation Committee Report

The Compensation Committee of Tandus’ Board of Directors (the “Compensation Committee”) also serves as our compensation committee. During fiscal 2003, the Compensation Committee was comprised of Messrs. Bridger, Beck, and Perille (Chairman). The Compensation Committee is responsible for:

•	setting our compensation philosophy and policies;

•	establishing the compensation of our Chief Executive Officer and approving the compensation of the other executive officers; and

•	administering and awarding options and other awards under our stock incentive plans.

Our compensation policies are designed to align the financial interests of our management with those of our shareholders, and to take into account our operating environment and expectations for continued growth and enhanced profitability. Compensation for each of our executive officers generally consists of a base salary and the opportunity to receive an annual bonus.

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

Annual Bonuses. The Compensation Committee determined the bonus in fiscal 2003 to be paid to our Chief Executive Officer based upon our bonus plan which outlines certain profitability targets. A bonus may also be paid to our Chief Executive Officer in the discretion of the Compensation Committee. Bonus recommendations for Named Executive Officers, other than the Chief Executive Officer, were made under the direction of the Chief Executive Officer and were reviewed and approved by the Compensation Committee.

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

Submitted by the Compensation Committee

Robert F. Perille (Chairman)

Edgar M. Bridger

Ronald N. Beck

Audit Committee Report

The Audit Committee is currently comprised of three members, each of which is an “independent director,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Each of the members of the Audit Committee is financially literate and Jason Mehring qualifies as an “audit committee financial expert” under federal securities laws. The Audit Committee’s purposes are to assist the Board in overseeing: (a) the quality and integrity of our financial statements; (b) the qualifications and independence of our independent auditors; and (c) the performance of our independent auditors.

In carrying out its responsibilities, the Audit Committee has:

•	reviewed and discussed the audited financial statements with management;

•	discussed with the independent auditors the matters required to be discussed with audit committees by Statement on Auditing Standards No. 61; and

•	received the written disclosures and the letter from our independent auditors required by Independence Standards Board Standard No. 1 and has discussed with our independent auditors their independence.

Based on the review and discussions noted above and our independent auditors’ report to the Audit Committee, the Audit Committee has recommended to the Board that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

This report is not to be deemed incorporated by reference by any general statement that incorporates by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, and it is not to be otherwise deemed filed under either such Act.

Submitted by the Audit Committee

Jason Mehring (Chairman)

Timothy DeVries

Caleb Kramer

Item 12. Security Ownership

All of our outstanding capital stock is owned by Tandus Group. The table below sets forth certain information regarding the beneficial ownership of Tandus Group’s common stock as of April 26, 2004 by (i) each person known to us to beneficially own more than 5% of any class of Tandus Group’s common stock, (ii) each of the directors of Tandus Group and each of our directors and named executed officers and (iii) all of the directors of Tandus Group and all of our directors and named executive officers as a group.

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

Name	Number of Shares of Common Stock	Percentage of Common Stock
Principal Stockholders:
OCM Principal Opportunities Fund II, L.P. (1) 333 South Grand Avenue 28th Floor Los Angeles, CA 90071	112,044.82	34.68%

BancAmerica Capital Investors II, L.P. (2) 231 South LaSalle Street Chicago, IL 60697	91,036.41	28.17%

Norwest Equity Partners VII, L.P. (3) 300 Sand Hill Road Menlo Park, CA 94025	28,011.20	8.67%

Quad-C Management, Inc. (4) 230 East High Street Charlottesville, VA 22902	27,091.39	8.38%

Abu Dhabi Investment Authority (5) P. O. Box 7106 Comiche Street Abu Dhabi, United Arab Emirates	21,008.40	6.50%

Directors and Executives Officers (6)
Edgar M. Bridger	6,302.52	1.95%
Lee H. Schilling	2,450.98	*
Jeffery M. Raabe	2,100.84	*
Wallace J. Hammel	1,820.73	*
Henry L. Millsaps, Jr.	1,680.67	*
Ronald N. Beck (7)	—	*
Stephens M. Burns (8)	83.87	*
Timothy C. DeVries (9)	—	*
Caleb S. Kramer (10)	—	*
Jason A. Mehring (11)	—	*
Robert F. Perille (12)	—	*
Stephen M. Powell	—	*
All directors and officers as a group (14 people)	16,708.52	5.17%

*	Less than one percent

(1)	Oaktree Capital Management, LLC, as the sole general partner of the Oaktree Fund, may be deemed to beneficially own the shares held of record by the Oaktree Fund.
(2)	BancAmerica Capital Management II, L.P., as the general partner of BancAmerica Capital Investors II, L.P. (“BACI L.P.”), may be deemed to beneficially own the shares held of record by BACI L.P. BACM II GP, LLC, as the general partner of BancAmerica Capital Management II, L.P., may also be deemed to beneficially own the shares held of record by BACI L.P.
(3)	Itasca LBO Partners VII, LP, as the general partner of Norwest Equity Partners VII,LP, may be deemed to beneficially own the shares held by Norwest Equity Partners VII, L.P.
(4)	Includes 1,062.41 shares of common stock owned by Quad-C Partners II, L.P. (Quad-C II”), 2,012.98 shares of common stock owned by Quad-C Partners III, L.P. (Quad-C III”), 12,832.76 shares of common stock owned by Quad-C Partners IV, LP (“Quad-C IV”), 5,376.34 shares of common stock owned by QCP Investors, LLC (“QCP Investors”) and 215.28 shares of common stock owned by QPC Investors II LLC (“QCP Investors II). Quad-C III, L.L.C. as the general partner of Quad-C II; Quad-C II, L.L.C. as the general partner of Quad-C III,L.L.C.; and Quad-C IV, L.L.C. as the general partner of Quad-C IV, may be deemed to beneficially own shares held of record by the entity of which it is the general partner. Terry Daniels, as the managing member of each of these general partners, and as the managing member of each of QCP investors and QCP Investors II, may also be deemed to beneficially own the shares held of record by each of these entities. Also includes 5,591.62 shares of common stock owned of record by Paribas Principal Inc., which Quad-C Management, Inc. has the power to vote pursuant to a proxy.
(5)	The Abu Dhabi Investment Authority is an instrumentality of the government of the Emirate of Abu Dhabi and is wholly owned and controlled by that government.
(6)	The address of each director and executive officer is c/o Collins & Aikman Floorcoverings, Inc., 311 Smith Industrial Boulevard, Dalton, Georgia 30722.
(7)	Mr. Beck is a co-manager of Oaktree Fund and the Principal Opportunities Group of Oaktree Capital Management, LLC. Mr. Beck disclaims beneficial ownership of all shares beneficially owned by Oaktree Fund, except for those shares which he has pecuniary interest.
(8)	Mr. Burns is a Vice-President of Quad-C Management, Inc. Mr. Burns disclaims beneficial ownership of all shares owned by Quad-C Management, Inc. except for those shares in which he has a pecuniary interest.
(9)	Mr. DeVries is a Partner of Norwest Equity Partners. Mr. DeVries disclaims beneficial ownership of all shares beneficially owned by Norwest Equity Partners, except for those shares in which he has a pecuniary interest.
(10)	Mr. Kramer is a Managing Director of Oaktree Capital Management, LLC. Mr. Kramer disclaims beneficial ownership of all shares beneficially owned by Oaktree Fund, except for those shares in which he has a pecuniary interest.
(11)	Mr. Mehring is a Principal of BACI L.P. Mr. Mehring disclaims beneficial ownership of all shares beneficially owned by BACI L.P., except those shares in which he has a pecuniary interest.
(12)	Mr. Perille is a principal of Silver Birch Capital Partners and was formerly a Managing Director of BACI.

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

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Ernst & Young LLP, our principal accountants, are as follows:

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Audit Fees	$358,750	$308,873
Audit-Related Fees	21,000	27,000
Tax Fees	15,500	9,200
All Other Fees	—	—

Total	$395,250	$345,073

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for our fiscal years ended January 31, 2004, and January 25, 2003, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2003 and 2002, and for services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under “Audit Fees,” as noted above. These services generally consist of fees for accounting consultation and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by Ernst & Young LLP for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by Ernst & Young LLP that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees,” as noted above. These services principally consist of general projects and services.

The Audit Committee reviews and pre-approves audit and non-audit services performed by Ernst & Young LLP, our independent auditors, as well as the fee charged for such services. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee may also preapprove particular services on a case-by-case basis. The Chairman of the Audit Committee may delegate pre-approval authority for such services, whose decisions are then presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee has considered and determined the fees charged for services other than “Audit Fees” discussed above are compatible with maintaining independence by Ernst & Young LLP. Beginning January 26, 2003, 100% of the audit and non-audit services provided by our independent auditors were pre-approved by the Audit Committee in accordance with the Audit Committee Charter, other than the audit services related to benefit plans.

Independent Auditors

Upon the recommendation of the Audit Committee, the Board has reappointed Ernst & Young as independent auditors to audit our consolidated financial statements for the fiscal year ending January 29, 2005. Ernst & Young LLP has served in such capacity continuously since June 28, 2002.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) FINANCIAL STATEMENTS:

(2) FINANCIAL SCHEDULES:

The following financial statement schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the fiscal years ended January 26, 2002, January 25, 2003 and January 31, 2004 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and Subsidiaries and related footnotes.

Page Number
Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

(3)	EXHIBITS:

Exhibit No.	Description
3.1	Certificate of Incorporation of Collins & Aikman Floorcoverings, Inc., as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

3.2	By-Laws of Collins & Aikman Floorcoverings, Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

4.1	Indenture, dated February 15, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc. and The Bank of New York, as Trustee, for 9- 3/4% Senior Subordinated Notes Due 2010 (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

4.2	Registration Rights Agreement, dated as of February 20, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Credit Suisse First Boston Corporation, Banc of America Securities, LLC, BNP Paribas Securities Corp., First Union Securities, Inc. and Fleet Securities, Inc. (Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.1	Credit Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the lenders named therein and Credit Suisse First Boston Corporation, as Administrative Agent, BNP Paribas, as Syndication Agent and Fleet Capital Corporation, as Documentation Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (Filed No. 333-88212)).

10.2	Amendment No. 1 to Credit Agreement, dated February 11, 2002, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc. the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.3	Security Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.4	Pledge Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.5	Investor Rights Agreement, dated January 25, 2001, by and among OCM Principal Opportunities Fund II, L.P., BancAmerica Capital Investors II, L.P., the rollover participants named therein, the co-investors named therein, the executives named therein and the stockholders named therein (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (Filed No. 333-88212)).

10.6	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and OCM Principal Opportunities Fund II, L.P. (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.7	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and BA SBIC Sub, Inc. (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.8	Tradename License Agreement, dated as of February 6, 1997, by and between Collins & Aikman Floor Coverings Group, Inc., CAF Holdings, Inc. and Collins & Aikman Floorcoverings, Inc. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed on June 4, 1997, as amended (File No. 333-24699)).

10.9	Asset Purchase Agreement, dated as of May 1, 2002, by and among CAF Extrusion, Inc., Collins & Aikman Floorcoverings, Inc., Candlewick Yarns, Inc., Bretlin, Inc. and Dixie Group, Inc. (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.10	Debt Restructuring Agreement dated December 23, 1998 by and among Crossley Carpet Mills Limited, Montreal Trust Company of Canada and W.L. Single. (Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the year ending January 25, 2003).

10.11	2001 Tandus Group, Inc. Executive and Management Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the year ending January 25, 2003).*

10.12	2001 Tandus Group, Inc. Management Stock Purchase Plan. (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K for the year ending January 25, 2003).*

14.1	Code of Ethics for Principal Officers

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter

*	Management contract or compensatory plan or agreement to be filed pursuant to item 14(c) of this report

(b)	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC.

By:	/s/ Edgar M. Bridger
Edgar M. Bridger
President and Chief Executive Officer

By:	/s/ Stephen M. Powell
Stephen M. Powell
Vice President of Finance
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Edgar M. Bridger and Stephen M. Powell, and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Name	Title	Date

/s/ Edgar M. Bridger Edgar M. Bridger	President, Chief Executive Officer and Director	April 30, 2004

/s/ Caleb S. Kramer Caleb S. Kramer	Director	April 30, 2004

/s/ Jason A. Mehring Jason A. Mehring	Director	April 30, 2004

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 (“the Act”) by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

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

Arthur Andersen

Atlanta, Georgia

March 28, 2002

(except with respect to the matter

discussed in the last paragraph of Note 18

to which the date is May 2, 2002)

REPORT OF INDEPENDENT AUDITORS

To the Stockholder and Board of Directors of Collins & Aikman Floorcoverings, Inc.:

We have audited the accompanying consolidated balance sheets of COLLINS & AIKMAN FLOORCOVERINGS, INC. (a Delaware corporation) and Subsidiaries as of January 31, 2004 and January 25, 2003, and the related consolidated statements of operations, stockholder’s equity and cash flows for the two years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements and schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the year ended January 26, 2002 were audited by other auditors who have ceased operations and whose report dated March 28, 2002 (except with respect to the matter discussed in the last paragraph of Note 18 to which the date is May 2, 2002) expressed an unqualified opinion on those statements and schedule (except for the reference to and reliance thereon of other auditors for the audit of the financial statements of Crossley Carpets Ltd. as of January 26, 2002 and for the year then ended, which statements reflect total assets and total revenues of 9.0% and 11.0% in 2002, respectively, of the related consolidated totals) before the restatement adjustments reflected on the consolidated statements of operations and cash flows for the year ended January 26, 2002, as described in Note 3 to the consolidated financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 31, 2004 and January 25, 2003 and the results of their operations and their cash flows for the two years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended January 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 9 to the consolidated financial statements, effective January 27, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements and schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the year ended January 26, 2002, were audited by other auditors who have ceased operations. As reflected in the consolidated statement of operations for the year ended January 26, 2002, and as further described in Note 3, the Company reclassified the gain on early extinguishment of debt, net of tax, from an extraordinary item to net interest expense and gain on forgiveness of debt in accordance with the issuance of Statement of Financial Accounting Standard (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). Additionally, the gain related to the early extinguishment of debt was separately disclosed in the Company’s consolidated statement of cash flows, which was revised to conform with the provisions of SFAS No. 145. The Company also presented these same reclassifications in Note 19. Our audit procedures included: (a) agreeing the previously reported net income and the amounts related to extraordinary gain on early extinguishment of debt, net of tax, to the previously issued financial statements, (b) agreeing the adjustments to reported income to reclassify the extraordinary gain on extinguishment of debt to net interest expense or gain on forgiveness of debt and to income tax expense related to the consolidated statements of operations and to Note 19 for the year ended January 26, 2002 to the Company’s underlying records obtained from management, (c) agreeing reclassifications in the January 26, 2002 consolidated statement of cash flows and in Note 19 from extraordinary gain on early extinguishment of debt to gain on forgiveness of debt and amortization and write off of deferred financing fees as a result of the application of the provisions of SFAS No. 145 to the Company’s underlying records obtained from management and (d) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income.

As also discussed in Notes 3 and 9, the consolidated financial statements of the Company as of January 26, 2002, have been revised to include the transitional disclosures required by SFAS No. 142, Goodwill and Other Intangibles (“SFAS No. 142”), which was adopted by the Company as of January 27, 2002. Our audit procedures with respect to the additional disclosures in Notes 3 and 9 included (a) agreeing the adjustments to previously reported net income for the year ended January 26, 2002 representing goodwill and trade name amortization expense that is no longer being amortized as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of reported net income to adjusted net income.

In our opinion, the above adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the January 26, 2002 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on those consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

April 26, 2004,

except for the last paragraph under the heading Senior Secured Credit Facility of Note 11,

as to which the date is May 13, 2004

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended January 26, 2002, January 25, 2003 and January 31, 2004

(In Thousands)

	Fiscal Year Ended
	January 26, 2002 (52 weeks)	January 25, 2003 (52 weeks)	January 31, 2004 (53 weeks)
Net Sales	$322,036	$321,165	$311,057

Cost of Goods Sold	207,036	211,020	209,798
Selling, General & Administrative Expenses	76,552	72,709	82,202

	283,588	283,729	292,000

Operating Income	38,448	37,436	19,057
Minority Interest in Income of Subsidiary	29	20	13
Equity in Earnings of Affiliate	1,534	1,733	1,386
Gain on Forgiveness of Debt	1,728	570	—
Net Interest Expense	24,193	23,910	21,343

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	17,488	15,809	(913)
Income Tax (Benefit) Expense	9,204	6,788	(2,147)

Net Income Before Cumulative Effect of Change in Accounting Principle	8,284	9,021	1,234
Cumulative Effect of Change in Accounting Principle	—	(3,240)	—

Net Income	$8,284	$5,781	$1,234

The accompanying notes are an integral part of these consolidated statements.

COLLINS AND AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of January 25, 2003 and January 31, 2004

(In Thousands, Except Share Amounts)

	January 25, 2003	January 31, 2004
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$20,907	$11,041
Accounts Receivable, net of allowances of $865 and $918 in fiscal 2002 and 2003, respectively	38,527	36,019
Inventories	35,721	35,463
Deferred Tax Assets	1,863	4,013
Prepaid Expenses and Other	1,699	4,961

Total Current Assets	98,717	91,497
PROPERTY, PLANT AND EQUIPMENT, net	66,258	66,062
DEFERRED TAX ASSETS	870	—
GOODWILL	98,378	98,378
OTHER INTANGIBLES, net	43,100	34,255
OTHER ASSETS	11,692	8,956

TOTAL ASSETS	$319,015	$299,148

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts Payable	$15,919	$17,722
Accrued Expenses	19,316	20,298
Current Portion of Long Term Debt	12,105	1,791

Total Current Liabilities	47,340	39,811
OTHER LIABILITIES, including post-retirement benefit obligation	5,529	4,768
DEFERRED TAX LIABILITIES	—	19
LONG-TERM DEBT, net of current portion	218,666	207,516
MINORITY INTEREST	330	342
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDER’S EQUITY:
Common Stock ($.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2001 and fiscal 2002)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(23,480)	(24,509)
Accumulated Other Comprehensive Loss:
Foreign currency translation adjustment	(809)	(493)
Minimum pension liability adjustment, net of tax	(1,209)	(954)

TOTAL STOCKHOLDERS’S EQUITY	47,150	46,692

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$319,015	$299,148

The accompanying notes are an integral part of these consolidated statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

For The Years Ended January 26, 2002, January 25, 2003 and January 31, 2004

(In Thousands)

	Common Stock (Shares)	Paid - in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 27, 2001	1,000	$72,648	$(29,777)	$24	$(146)	$42,749

Net income	—	—	8,284	—	—	8,284
Foreign currency translation adjustment	—	—	—	(543)	—	(543)
Minimum pension liability adjustment, net of tax	—	—	—	—	(293)	(293)

Total Comprehensive Income	—	—	8,284	(543)	(293)	7,448
Dividend to parent	—	—	(4,615)	—	—	(4,615)

BALANCE, January 26, 2002	1,000	72,648	(26,108)	(519)	(439)	45,582

Net income	—	—	5,781	—	—	5,781
Foreign currency translation adjustment	—	—	—	(290)	—	(290)
Minimum pension liability adjustment, net of tax	—	—	—	—	(770)	(770)

Total Comprehensive Income	—	—	5,781	(290)	(770)	4,721
Dividend to parent	—	—	(3,153)	—	—	(3,153)

BALANCE, January 25, 2003	1,000	72,648	(23,480)	(809)	(1,209)	47,150

Net income	—	—	1,234	—	—	1,234
Foreign currency translation adjustment	—	—	—	316	—	316
Minimum pension liability adjustment, net of tax	—	—	—	—	255	255

Total Comprehensive Income	—	—	1,234	316	255	1,805
Dividend to parent	—	—	(2,263)	—	—	(2,263)

BALANCE, January 31, 2004	1,000	$72,648	$(24,509)	$(493)	$(954)	$46,692

The accompanying notes are an integral part of these consolidated statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended January 26, 2002, January 25, 2003 and January 31, 2004

(In Thousands)

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,284	$5,781	$1,234

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	10,190	8,991	10,307
Amortization of intangible assets	7,704	5,461	6,230
Amortization and write off of deferred financing fees	1,635	3,975	1,720
Change in deferred income tax	763	5,098	(1,261)
Equity in earnings of affiliate	(1,534)	(1,733)	(1,386)
Minority interest in income of subsidiary	29	20	13
Gain on forgiveness of debt	(1,728)	(570)	—
Non-cash impairment charge	2,242	—	2,616
Cumulative effect of change in accounting principle	—	3,240	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,321	(5,003)	2,508
Inventories	2,672	(2,456)	258
Accounts payable	(7,942)	4,503	1,803
Accrued expenses	1,607	166	982
Other, net	90	9	(5,005)

Total adjustments	30,049	21,701	18,785

Net cash provided by operating activities	38,333	27,482	20,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(35,170)	—
Equity distribution from affiliate	1,250	1,932	3,522
Additions to property, plant, and equipment	(8,224)	(9,027)	(8,830)

Net cash used in investing activities	(6,974)	(42,265)	(5,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	14,500	5,500	8,500
Repayments of revolving credit facilities	(17,500)	(5,500)	(8,500)
Proceeds from issuance of long-term debt	101	175,000	8,500
Repayments of long-term debt	(23,118)	(133,441)	(30,472)
Dividends to Tandus Group, Inc.	(4,615)	(3,153)	(2,263)
Financing costs	—	(7,166)	(18)

Net cash (used in) provided by financing activities	(30,632)	31,240	(24,253)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(244)	(1,784)	(324)

NET CHANGE IN CASH AND CASH EQUIVALENTS	483	14,673	(9,866)
CASH AND CASH EQUIVALENTS, Beginning of Year	5,751	6,234	20,907

CASH AND CASH EQUIVALENTS, End of Year	$6,234	$20,907	$11,041

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

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus”), formerly known as CAF Holdings, Inc. Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus.

2. RECAPITALIZATION

On January 25, 2001, Tandus was acquired in a recapitalization transaction by an investor group led by investment funds controlled by Oaktree and BACI, and members of management. The recapitalization was financed through a cash investment by Oaktree, BACI and other investors of $192.5 million, senior bank borrowings of $209.0 million and “rollover” equity of $38.4 million by certain existing stockholders, including members of management (the “Recapitalization”). The transaction was treated as a recapitalization whereby the assets and liabilities of Tandus remained at historical cost.

In fiscal 2002 and 2001, the Company paid approximately $3.2 million and $5.4 million, respectively, in additional purchase price for the recapitalization on behalf of Tandus. These amounts are shown as a dividend to parent. The fiscal 2001 amount was offset by approximately $0.8 million of a payable to Tandus that was forgiven.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc., its subsidiaries, joint venture and its equity investment. All significant intercompany items have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the fiscal 2001 and fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fiscal Year

The fiscal year of the Company ends on the last Saturday of January. Fiscal years are identified according to the calendar year in which the majority of the months fall. Fiscal 2001 was a 52-week year which ended on January 26, 2002, fiscal 2002 was a 52-week year which ended on January 25, 2003, and fiscal 2003 was a 53-week year which ended on January 31, 2004.

Foreign Currency

Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of stockholder’s equity. Translation adjustments resulted in changes in accumulated other comprehensive income (loss) of approximately $(0.5) million in fiscal 2001, $(0.2) million in fiscal 2002 and $0.3 million in fiscal 2003.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations and were not material.

Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $14.6 million, $13.6 million and $12.9 million for fiscal 2001, 2002 and 2003, respectively.

A customer claims reserve and allowance for product returns is established based upon historical claims experience as a percent of gross sales. The allowance for customer claims is recorded upon shipment of goods and is recorded as a reduction of sales. While we believe the customer claims reserve and allowance for product returns is adequate and the judgment applied is appropriate based upon historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

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

Shipping and Handling Costs

Freight charged to customers is included in sales. Freight costs included in sales were $4.8 million, $4.7 million and $4.7 million in fiscal 2001, 2002 and 2003, respectively.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable and long-term debt. Because of the short-term maturity of cash and cash equivalents and trade accounts receivable, carrying value approximates fair value.

The carrying value of the senior credit facility portion of the Company’s long-term debt approximates the fair value as the Company’s credit facility (Note 11) is subject to variable interest rates. As of January 31, 2004, the estimated fair value of the 9.75% Notes exceeded their carrying value by approximately $1.2 million.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Accounts Receivable Allowances

The Company sells floorcovering products to a wide variety of manufacturers and retailers located primarily throughout the United States and generally does not require collateral. Allowances are provided for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluations of the financial condition of the Company’s customers and collectability of the Company’s accounts receivable. These allowances are maintained at a level which management believes is sufficient to cover potential credit losses. Accounts receivable balances are aged according to invoice date and applicable terms, and are written off as uncollectible only after all reasonable collection efforts have been made.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out, method. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from three to 35 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Repairs and maintenance are charged to operations as incurred.

Long-Lived, Goodwill and Other Intangible Assets

Long-lived assets and intangible assets determined to have a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the calculated fair value and carrying value of the asset. As discussed in Note 9, the Company recorded a non-cash impairment charge of $2.2 million during fiscal 2001 related to an investment in one of its subsidiaries.

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The cash purchase price was $34.8 million plus $0.3 million for acquisition related expenses and consisted of $2.4 million for the land and building, $5.6 million for goodwill (which was assigned and indefinite life) and $8.0 million for a supply agreement (“Supply Agreement”), which is being amortized over its term of three years.

On November 12, 2003, subsequent to the end of the end of the Company’s third quarter, The Dixie Group, Inc. (“Dixie”) completed the previously announced agreement to divest of certain portions of their business. Dixie is the seller from whom the Company acquired Extrusion on May 8, 2002. Company management expects a reduction in the requirements of the extrusion operations to Dixie and to the successor of the portions of the business that were sold. Based upon these facts the Company has evaluated the net carrying value of the Supply Agreement for impairment. As a result of this evaluation, it has been determined that an impairment charge of $1.6 million net of tax is necessary to reflect the Supply Agreement at its fair value.

Goodwill and other intangible assets with an indefinite useful life are tested for impairment annually in accordance with the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and other Intangible Assets (“SFAS 142”).

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Stock Based Compensation

The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and follows the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock- Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS No. 148”).

As a part of the Recapitalization, all outstanding options were canceled in exchange for a combination of cash, common stock of Tandus, and deferred compensation of Tandus. The Company recorded in fiscal 2000 a compensation charge of approximately $30.2 million for the difference between the estimated value of the options and the strike price as of the cancellation date plus applicable employer taxes. In August 2001, Tandus adopted the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ board of directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of January 31, 2004, the Company has not recorded any expense as, the Company had not achieved its earnings targets and the fair market value of the Company’s common stock has not increased from the date of grant. At January 31, 2004, no shares are exercisable and the weighted average contractual life of the options outstanding is 7.5 years.

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Net income as reported	$8,284	$5,781	$1,234
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(28)	(35)	(38)

Proforma net income	$8,256	$5,746	$1,196

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

        SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually using certain fair value based methods. In addition, SFAS No. 142 requires the identification of reporting units for the purposes of assessing potential future impairments of goodwill, requires the useful lives of other existing recognized intangible assets to be reassessed, if necessary, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life is required to be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption. Any impairment charge resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 142 effective January 27, 2002. The Company expects to evaluate goodwill for impairment during the fourth quarter of each year.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The net income shown below has been adjusted to reflect the results for the respective periods as if SFAS No. 142 had been in effect in fiscal 2001 (in thousands). The impact to these items is shown net of tax.

Fiscal Year Ended January 26, 2002
Net income	$10,903

A reconciliation from the previously reported results to the adjusted results is shown below:
Net income as reported	$8,284
Plus: Goodwill amortization	2,214
Plus: Trade name amortization	405

Adjusted net income	$10,903

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires gains and losses resulting from debt extinguishments to not be classified as an extraordinary item. The Company adopted the provisions of SFAS No. 145 in fiscal 2002. The consolidated financial statements included herein reflect the adoption of SFAS No. 145 as of the beginning of the Company’s fiscal year.

The table that follows shows the reconciliation of changes to items reported for the adoption of SFAS 145 (in thousands):

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has had no impact on the Company’s consolidated financial statements beyond the additional disclosures as presented in Note 19.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). Generally, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires a VIE to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. FIN 46 requires consolidation of a VIE created after January 31, 2003 and initially applied to existing variable interest entities in the first year or interim period beginning after June 15, 2003. In October 2003, a FASB Staff position, No. FIN 46-6, was issued, which deferred the implementation of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 when an interest in a VIE was created before February 1, 2003. The Company adopted the provisions of FIN 46 effective October 26, 2003, which did not have an impact on our financial position, results of operations or cash flows.

The Company’s wholly owned subsidiary Monterey Carpets, Inc. (“Monterey Carpets”) holds a variable interest in a partnership, Chroma Systems Partners (“Chroma”), described in further detail in Note 8 to the consolidated financial statements. The Company currently accounts for the partnership under the equity method of accounting. Although the partnership qualifies as a VIE, the Company does not qualify as a primary beneficiary and is not required to consolidate the partnership as of October 26, 2003, the beginning of the Company’s fourth quarter. Consolidated net income and Adjusted EBITDA for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from the third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that no such call for an additional capital contribution should be required.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements and is effective for interim periods beginning after December 15, 2004. The Company is in the process of determining the impact of SFAS No. 150 on its consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS 132 is effective for our consolidated financial statements as of January 31, 2004 and did not have an impact on our financial position, results of operations or cash flows.

4. ACQUISITIONS

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million, plus $0.3 million for acquisition related expenses and consisted of $2.4 million for land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill and $8.0 million for a supply agreement which will be amortized over its term of three years. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from May 8, 2002. The proforma results of operations from January 27, 2002 through May 7, 2002 are not presented as those results of operations are not material to the Company’s consolidated results of operations. Additionally, proforma results of operations for the fiscal year-ended January 26, 2002 are not presented as the sellers did not maintain separate and discrete financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. INVENTORIES

Net inventory balances are summarized below (in thousands):

	January 25, 2003	January 31, 2004
Raw materials	$16,085	$16,074
Work in process	5,309	5,153
Finished goods	14,327	14,236

	$35,721	$35,463

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, are summarized below (in thousands):

	Depreciable Lives	January 25, 2003	January 31, 2004
Land improvements	15 years	$1,977	$2,084
Buildings	35 years	18,385	18,997
Machinery and equipment	3-9 years	84,731	98,111
Leasehold improvements	Lease term or 10 years	2,854	3,568
Construction in progress	—	5,767	1,912

		113,714	124,672
Less accumulated depreciation		(47,456)	(58,610)

		$66,258	$66,062

Depreciation expense and leasehold amortization of property, plant and equipment was $10.2 million for fiscal 2001, $9.0 million for fiscal 2002 and $10.3 million for fiscal 2003.

7. ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

	January 25, 2003	January 31, 2004
Payroll and employee benefits	$6,068	$5,952
Accrued taxes	390	—
Customer claims	1,817	2,206
Accrued interest	7,892	8,145
Customer deposits	515	—
Accrued professional fees	1,412	2,862
Other	1,222	1,133

	$19,316	$20,298

8. INVESTMENT IN AFFILIATE

Monterey Carpets and another partner hold a one-half interest in Chroma, a general partnership, which provides carpet dyeing and finishing services to the partners and outside third parties. As the Company does not exercise control over the partnership, the Company accounts for the partnership under the equity method of accounting.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Monterey Carpets and the other partner agreed to purchase carpet dyeing and finishing services exclusively from the partnership. These service agreements can be canceled with a one-year notice. Charges for these services are expected to equal prevailing market prices for comparable services. During fiscal 2001, 2002 and 2003, the Company was charged $10.5 million, $9.5 million and $10.0 million for these services, respectively.

Monterey Carpets leases a portion of its carpet manufacturing and administrative space from the partnership During fiscal 2001, 2002 and 2003, the Company paid the partnership approximately $0.4 million during each year for rent expense. In addition, Monterey Carpets agreed to provide certain executive management and operational services at cost while the partnership agreed to provide Monterey with certain maintenance and utility services at cost. During fiscal 2001, 2002 and 2003, the Company charged approximately $0.1 million during each year for the management and operation services while the partnership charged the Company approximately $0.1 million during each year for maintenance and utility services.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the adoption of SFAS No. 142, the Company obtained independent appraisals to determine the fair values of the intangible assets as of January 27, 2002 and compared their fair values with their carrying values. The Company determined that the goodwill associated with Crossley was impaired based upon the calculated fair value compared to its carrying value.

The impact of recent economic conditions and industry specific conditions affecting Crossley’s business resulted in a reduced fair value and non-cash goodwill impairment charge of $3.2 million. The goodwill impairment charge was recorded effective January 27, 2002 as a cumulative effect of a change in accounting principle.

This non-cash goodwill impairment charge did not impact the Company’s liquidity, cash flow or its compliance with financial or other covenants under its credit agreement or other contractual arrangements.

Other intangible assets and related amortization are summarized below (in thousands):

	January 25, 2003		January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Non-compete	$12,000	$(10,893)	$12,000	$(12,000)
Patent	27,000	(14,723)	27,000	(17,178)
Supply Agreement	8,000	(1,897)	8,000	(7,180)

Total	$47,000	$(27,513)	$47,000	$(36,358)

The non-compete is being amortized over a seven-year period using a double-declining balance method. The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement is being amortized over a three-year period using the straight-line method.

Unamortized intangible assets with an indefinite life (other than goodwill)
Trade name	$23,613

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Aggregate amortization expense	$7,704	$5,461	$6,230

Estimated amortization expense
Fiscal 2004	$3,091
Fiscal 2005	2,639
Fiscal 2006	2,455
Fiscal 2007	2,455
Fiscal 2008	—

Changes in Carrying Amount of Goodwill	FLOORCOVERINGS SEGMENT	EXTRUSION SEGMENT	TOTAL
Balance as of January 25, 2003	$92,747	$5,631	$98,378
Goodwill acquired during the year	—	—	—
Impairment loss	—	—	—

Balance as of January 31, 2004	$92,747	$5,631	$98,378

In the fourth quarter of fiscal 2001, the Company’s United Kingdom subsidiary recorded a non-cash impairment charge of $2.2 million relating to the investment in its wholly owned subsidiary, ACT. The impairment charge consisted of the write-off of all goodwill recorded at the initial acquisition date and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. In the fourth quarter of fiscal 2003, Extrusion recorded a non-cash impairment charge of $1.6 million, net of tax, related to a supply agreement with the seller. The impairment charge was to reduce the net carrying value of the agreement to its fair value.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Substantially all domestic employees of the Company who meet eligibility requirements are covered under a defined contribution plan, which is administered by the Company. Eligible participants can contribute up to 10% of their annual compensation and receive Company matching contributions based on formulas as specified in the plan document. The Company contributed approximately $0.8 million, $0.7 million and $1.0 million in fiscal 2001, 2002 and 2003, respectively, to the plan.

Domestic Defined Benefit Plan

Substantially all domestic employees of the Company who meet eligibility requirements can participate in the Company administered defined benefit plan. Plan benefits are generally based on years of service and employee’s compensation during their years of employment. We expect to contribute up to $1.5 million to the domestic plan during fiscal 2004. Assets of the pension plan are held in a trust invested primarily in mutual funds. During fiscal 2002, the Company elected to freeze the plan.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated financial statements at January 25, 2003 and January 31, 2004 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,279	$4,761
Service cost	389	—
Interest cost	307	290
Change in assumptions	335	101
Actuarial loss	514	26
Benefits paid	(267)	(378)
Curtailment gain	(796)	—

Benefit Obligation at end of year	$4,761	$4,800

Change in Plan Assets:
Fair value of plan assets at beginning of year	$2,818	$3,370
Company contributions	1,375	1,100
Actual return on plan assets	(556)	653
Benefits paid	(267)	(378)

Fair value of plan assets at the end of year	$3,370	$4,745

Funded Status of the Plan:
Funded status at end of year	$(1,391)	$(55)
Unamortized net actuarial loss	1,993	1,582

Prepaid benefit cost	602	1,527
Additional minimum liability	(1,993)	(1,582)

Accrued benefit cost after additional minimum liability	$(1,391)	$(55)

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Net Pension Cost includes the following components:
Service cost—benefits earned during the period	$893	$388	$—
Interest cost on project benefit obligations	228	307	290
Expected return on plan assets	(192)	(267)	(261)
Recognized net actuarial losses	53	121	145

Net periodic pension expense for year	$982	$549	$174

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Discount rate used in determining the actuarial present value of the projected benefit obligation	6.50%	6.25%
Expected long-term rate of return on assets	8.00%	7.75%

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s pension plan weighted-average asset allocations at January 25, 2003 and January 31, 2004, by asset category are as follows:

Asset Category	Target Allocation	January 25, 2003	January 31, 2004
Balanced mutual funds	75%	86%	75%
Money market fund	25%	14%	25%

Total	100%	100%	100%

The investment strategy for the Company’s domestic pension plan is determined by a Committee composed of four members of senior management of the Company, two from Human Resources and two from Finance. This Committee reported to the Compensation Committee of the Board of Directors. The funds in the plan are to be invested effectively and prudently for the exclusive benefit of plan participants and beneficiaries. In order to accomplish this strategy, the plan’s asset allocation strategy contains a balanced mutual fund, which invests in both debt and equity securities, to maximize growth at a conservative risk level, and money market funds to maintain a minimum level of stability. The Committee reviews the plan’s asset mix on a regular basis. When the exposure in either asset category reaches either a minimum or maximum level, an asset allocation review process is initiated and the portfolio will be rebalanced back to target allocation levels. In developing a strategic asset allocation policy for the plan, the Company examined certain factors that affect the risk tolerance of the plan such as the demographics of employees, the actuarial and funding characteristics of the plan and the Company’s business and financial characteristics.

The expected return on asset assumption was developed through analysis of historical market returns, current market conditions, and a comparison of expectations on potential future market returns. The assumption represents a long-term average view of the performance of the plan, therefore the return may or may not be achieved during any one fiscal year.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Canadian Defined Benefit Plan

Substantially all Canadian employees of Crossley who meet eligibility requirements can participate in a defined benefit plan administered by the Company. Plan benefits are generally based on years on service and employees’ compensation during their years of employment. The Company’s policy is to contribute annually the maximum amount that can be deducted for income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

Employer contributions for fiscal 2004 are dependent upon the amounts contributed by employees. Company contributions are expected to be approximately $0.3 million in fiscal 2004.

The following tables provide a reconciliation of the projected benefit obligation, plan assets, the funded status of the plans and amounts recognized in the Company’s consolidated financial statements at January 25, 2003 and January 31, 2004 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,997	$5,461
Service cost	430	398
Interest cost	317	364
Benefits paid	(260)	(202)
Exchange rate (gain)/loss	(185)	817
Change in assumptions	168	413
Actuarial gain	(6)	(505)

Benefit Obligation at end of year	$5,461	$6,746

Change in Plan Assets:
Fair value of plan assets at beginning of year	$5,192	$4,702
Company contributions	351	492
Exchange rate	(240)	686
Actual return on plan assets	(334)	629
Benefits paid	(267)	(211)

Fair value of plan assets at the end of year	$4,702	$6,298

Funded Status of the Plan:
Funded status at end of year	$(759)	$(448)
Unamortized net actuarial gain	665	423

Pension liability at end of year	$(94)	$(25)

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$391	$430	$398
Interest cost on project benefit obligations	277	317	364
Expected return on plan assets	(334)	(340)	(371)
Recognized net actuarial (gain) loss	(10)	3	3

Net periodic pension expense for year	$324	$410	$394

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Discount rate used in determining the actuarial present value of the projected benefit obligation	6.75%	6.75%
Expected long-term rate of return on assets	7.00%	7.00%

The Company’s Canadian pension plan weighted-average asset allocations at December 31, 2002 and December 31, 2003, by asset category are as follows:

Asset Category	Target Allocation	December 31, 2002	December 31, 2003
Core Canadian Equity	36.0%	34.0%	38.1%
U.S. Equity	14.5%	12.5%	14.3%
Real Estate	5.0%	5.2%	4.9%
Bond	31.0%	35.0%	28.9%
Mortgage	5.5%	5.6%	5.2%
International Equity	8.0%	7.7%	8.6%

Total	100.0%	100.0%	100.0%

The investment strategy for the Canadian pension plans is determined by a Committee composed of senior management from Crossley, with representation from the Executive, Finance and Human Resources groups. The funds in the plan are to be invested effectively and prudently for the exclusive benefit of Plan participants and beneficiaries with a strategy to maintain a conservative growth mix. In order to accomplish this strategy, the plan’s asset allocation strategy contains investments in mutual funds, three focused on equity securities to maximize growth, and three focused on debt instruments to maintain a minimum level of stability. The Committee reviews the Plan’s asset mix on a regular basis. When the exposure in any of the funds reaches either a minimum or maximum level, an asset allocation review process is initiated and the independent pension plan administrator will automatically rebalance the portfolio back to target allocation levels. In developing a strategic asset allocation policy for the plan, the Company examined certain factors that affect the risk tolerance of the Plan such as the demographics of employees, the actuarial and funding characteristics of the plan and the Company’s business and financial characteristics.

The Expected Return on Asset Assumption was developed through analysis of historical market returns, current market conditions, and a comparison of expectations on potential future market returns. The assumption represents a long-term average view of the performance of the Pension Plan so that the return that may or may not be achieved during any one calendar year.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Postretirement Benefit Plan

The company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect.

The following tables provide a reconciliation of the projected benefit obligation, the funded status of the plan and amounts recognized in the Company’s financial statements at January 25, 2003 and January 31, 2004 (in thousands).

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,687	$1,829
Service cost	103	162
Interest cost	110	119
Change in assumptions	136	54
Actuarial loss (gain)	(131)	54
Benefits paid	(76)	(63)

Benefit Obligation at end of year	$1,829	$2,155

Funded Status of the Plan:
Funded status at end of year	$(1,829)	$(2,155)
Unamortized net actuarial (gain)/loss	(12)	96

Accrued benefit cost	$(1,841)	$(2,059)

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$92	$103	$162
Interest cost on project benefit obligations	109	110	119

Net periodic pension expense for year	$201	$213	$281

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% at January 25, 2003 and 6.25% at January 31, 2004. The plan is unfunded. The plan does not allow for increases in employer-paid costs for participants who retired after 1998; therefore, the health care cost trend rate assumption has no material impact on the obligation of the Company.

11. LONG-TERM DEBT

Long term debt consists of the following (in thousands):

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
10% Senior Subordinated Notes, due 2006	$250	$250
9.75% Senior Subordinated Notes, due 2010	175,000	175,000
Senior Secured Credit Facility	51,000	31,000
Sinking Fund Bonds	3,306	2,664
Revolving Line of Credit	—	—
Other debt	1,215	393

Total Debt	230,771	209,307
Less Current Maturities	12,105	1,791

	$218,666	$207,516

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Senior Subordinated Notes

On February 20, 2002 the Company issued at par value $175.0 million of 9.75% Senior Subordinated Notes due to 2010 (the “9.75% Notes”). Interest is payable semiannually in arrears on February 15 and August 15, commencing August 15, 2002. The 9.75% Notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Issuer. The indenture governing the 9.75% Notes contains certain other restricted covenants that limit the ability of the Issuer among other things, to incur additional indebtedness, to pay dividends or make certain other restricted payments, and to put limitations on the incurrence of indebtedness, asset dispositions, and transactions with affiliates. The 9.75% Notes are guaranteed on a senior subordinated basis by the Company’s existing domestic subsidiaries.

The proceeds of the 9.75% Notes were used to retire $125.0 million of term bank debt plus accrued interest of $0.7 million, pay fees and offering expenses of $6.3 million, and terminate existing interest rate hedging agreements for $5.5 million. The remaining proceeds of $37.5 million were used for general working capital purposes and to fund the Company’s acquisition of an extrusion manufacturing facility on May 8, 2002. In connection with this term debt prepayment, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amounts of these expenses were $2.6 million and are reflected in interest expense in the consolidated statement of operations.

Upon the occurrence of certain events, as set forth in the indenture, the Company is required to repurchase the 9.75% Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest at the date of purchase. Prior to February 15, 2005, the Company can redeem up to 35.0% of the original principal amount of the 9.75% Notes with the proceeds of an equity offering at a price of 109.75% of the principal amount, plus accrued and unpaid interest at the date of purchase.

On or after February 15, 2006, the Company can redeem all or a portion of the 9.75% Notes at the redemption prices listed below, plus accrued and unpaid interest at the date of repurchase if redeemed during the twelve month period commencing February 15 of the years set forth below.

Period	Redemption Price
2006	104.875%
2007	102.438%
2008 and Thereafter	100.000%

As of January 31, 2004 the estimated fair value of the 9.75% Notes exceeded their carrying value by approximately $1.2 million.

Senior Secured Credit Facility

In conjunction with the Recapitalization, the Company entered into the 2001 Credit Facility with a group of banks consisting of a $50.0 million term loan facility (“Tranche A Term Loan Facility”), a $156.0 million term loan facility (“Tranche B Term Loan Facility”), and a $50.0 million revolving credit facility, which includes a letter-of-credit sublimit of $15.0 million. The proceeds from the 2001 Credit Facility were used to fund the Recapitalization which included the retirement of certain previously outstanding senior and subordinated debt and the payment of related fees and expenses.

In connection with the 9.75% Notes offering, the Company amended its 2001 Credit Facility (“Senior Credit Facility”) in February 2002. The Senior Credit Facility consists of $59.0 million in term loan borrowings and a $50.0 million revolving credit line, which includes a letter-of-credit sublimit of $15.0 million. In addition, the Senior Credit Facility allows for up to $75.0 million of additional term loans to be made under the existing facility, subject to one or more lenders committing to provide such loans and other specific requirements, including compliance with financial convenants.

The Tranche A Term Loan Facility was repaid in full with proceeds of the 9.75% Notes in February 2002. The Tranche B Term Loan Facility will mature on January 25, 2008 and, beginning December 31, 2004, requires quarterly principal payments of $0.08 million through March 31, 2007 and $7.5 million through January 25, 2008. The revolving credit portion of the 2001 Credit Facility will mature on January 25, 2007 and may be repaid and reborrowed from time-to-time. As of January 31, 2004, there was $48.9 million (net of zero borrowings and $1.1 million in letters of credit outstanding) available under the revolving

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

credit portion of the 2001 Credit Facility.

The Company was required to enter into hedging interest rate agreements for a minimum of three years that result in at least 33.0% of the aggregate amount of the term loans being subject to a fixed or maximum interest rate. As required, the Company entered into certain hedging agreements in 2001. At the beginning of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The interest rate hedging agreements were terminated in February 2002, with a portion of the proceeds of the 9.75% Notes.

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

Effective with the February 2002 amendment, the Senior Credit Facility bears interest at a per annum rate equal to the Company’s choice of (a) an adjusted rate based on LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. With respect to the revolving facility, the Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four consecutive quarters. With respect to the term loan, the Eurodollar margin is 3.5% and the base rate margin is 2.5%. The weighted average interest rate of the Senior Credit Facility at January 31, 2004 was 5.4%.

The Company was in compliance with all covenants of the Senior Credit Facility as of January 31, 2004. The Senior Credit Facility covenants require minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash charges, as defined) interest coverage and leverage ratio. In addition, the Senior Credit Facility contains covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

other indebtedness, liens, and encumbrances, and other matters customarily restricted in loan agreements. Obligations under the Senior Credit Facility are secured by a pledge of all the Company’s capital stock, substantially all tangible and intangible assets and 65.0% of the capital stock of, or equity interest in, each of the foreign subsidiaries. All obligations under the Senior Credit Facility are guaranteed by all present and future domestic subsidiaries. The amount of the Company’s subsidiaries’ retained earnings available for dividends to the Company as of January 31, 2004 are in aggregate $5.0 million.

The Company or any subsidiary may sell or transfer any property or assets to, or purchase or acquire any property or assets from any of its affiliates in the ordinary course of business at prices and on terms and conditions not materially less favorable to the Company or the subsidiary than could be obtained on an arm’s length basis from unrelated parties. Any loans or advances made by the Company to any subsidiary is evidenced by a promissory note pledged to the collateral agent for the benefit of the secured parties. The amount of additional investments, loans and advances may not exceed the sum of $5.0 million plus the net cash proceeds of any private equity issuance attributable thereto at any time. The Company and its subsidiaries may make loans and advances to their respective employees so long as the aggregate amount of such loans and advances may not exceed $0.5 million.

Effective May 1, 2004, the Company entered into a second amendment to the Senior Credit Facility to revise certain of its covenants. Primarily as a result of operating results in the third and fourth quarters of fiscal 2003 and more restrictive covenant requirements for fiscal 2004, the Company had believed a covenant violation as early as the end of the first fiscal quarter of 2004, which ended May 1, 2004, was probable.

The principal financial covenants under our Senior Credit Facility, prior to its second amendment on May 1, 2004, required a fixed charge coverage ratio of 1.1:1.0 from and including January 27, 2002 to and including January 31,2004. Our fixed charge coverage ratio was 1.3:1.0 at January 31, 2004. The second amendment to the Senior Credit Facility revises the requirement for the fixed charge coverage ratio to 1.0:1.0 from and including February 1, 2004 to and including October 30, 2004, and 1.1:1.0 thereafter. Our covenants required an interest coverage ratio of 2.1:1.0 from and including January 27, 2002 to and including January 31, 2004. Our interest coverage ratio was 2.2:1.0 at January 31, 2004. The amended covenants require an interest coverage ratio of 1.75:1.00 from and including February 1, 2004 to and including July 31, 2004; 1.85:1.00 from and including August 1, 2004 to and including October 30, 2004, and 2.00:1.00 from and including October 31, 2004 to and including January 29, 2005. The company was in compliance with all covenants for all periods through and including fiscal 2003 (ended January 31, 2004) and, with the amendment, expects to remain in compliance throughout fiscal 2004, although no assurances can be given.

Other Long-Term Debt

Concurrent with the consumption of the Crossley Acquisition, the Company agreed to pay the seller $2.0 million over the next four years at an effective interest rate of 7.5% subject to (1) minimum and maximum net sales targets for each year representing annual sales growth, (2) an acceleration of the annual payment of earn-out if net sales target for a future year was achieved, and (3) an unearned amount can be earned in the next two years if the stated sales target was achieved for the respective year. This amount was discounted and recorded as part of the purchase price with a corresponding liability. The liability is reduced as payments are made to the seller. In addition, the Company assumed debt of approximately $17.5 million. Of this amount, term loans associated with financing of equipment purchases and other specific needs totaled $0.8 million. At January 31, 2004, $.02 million was outstanding. These term loans are payable monthly according to set schedules of repayment with the lenders Approximately $6.9 million of short-term debt was assumed that relates to Crossley’s revolving line-of-credit agreement with a Canadian bank, which is used to finance working capital requirements. At January 31, 2004, no balance was outstanding, and $3.8 million was available under this line of credit. Approximately $5.8 million of long-term debt assumed was sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the “NSBDC Bonds”). The NSBDC Bonds holder agreed to forgive principal amounts of the bonds up to a maximum of $6.3 million at various rates, dependent primarily on maintaining a certain level of annual hours worked by its employees. The remaining balance will become repayable over five years once the forgiveness has expired. In connection with the forgiveness of the sinking fund bonds, the Company recorded an extraordinary gain of $1.0 million, net of tax expense, in fiscal 2001. This extraordinary gain has been reclassified to conform with the presentation required by SFAS No. 145, as discussed in Note 3. At January 31, 2004, the balance of the sinking fund bonds is $2.7 million.

Concurrent with the ACT Acquisition, the Company assumed certain loans related to vendor financing related to equipment purchases which are payable monthly. At January 31, 2004, $0.2 million was outstanding under vendor financing under vendor financing loans.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At January 31, 2004, the scheduled annual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2004	$1,791
2005	1,608
2006	630
2007	30,278
2008	—
Thereafter	175,000

$209,307

Total interest paid in cash by the Company on all indebtedness was $15.7 million, $19.0 million and $19.4 million for fiscal 2001, 2002, and 2003, respectively.

Deferred Financing Costs

Financing costs of $8.1 million and $6.5 million associated with the issuance of the Senior Credit Facility and Senior Notes are included in other assets in the accompanying consolidated balance sheets as of January 25, 2003 and January 31, 2004, respectively. These costs are being amortized on the straight-line method over the term of the respective debt agreements. Amortization expense charged to interest expense was $1.6 million in fiscal 2001, $4.0 million in fiscal 2002 and $1.6 million in fiscal 2003.

Net Interest Expense

Total net interest expense was $24.2 million, $23.9 million, and $21.3 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively, which includes interest income of $0.1 million in fiscal 2001, $0.4 million in fiscal 2002 and $0.1 million in fiscal 2003.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12. INCOME TAXES

Domestic and foreign components of income before income taxes are summarized as follows (in thousands):

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Domestic	$16,248	$14,660	$702
Foreign	1,240	1,149	(1,615)

	$17,488	$15,809	$(913)

Components of the income tax provision (benefit) for 2001, 2002 and 2003 are summarized as follows (in thousands):

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Current:
Federal	$8,130	$1,665	$(1,355)
State	1,302	141	(601)
Foreign	20	51	—

	9,452	1,857	(1,956)

Deferred:
Federal	(457)	3,729	762
State	(73)	726	(824)
Foreign	282	476	(129)

	(248)	4,931	(191)

Income tax expense (benefit)	$9,204	$6,788	$(2,147)

No benefit was recorded for the operating losses of the Company’s foreign subsidiaries in fiscal 2001, fiscal 2002 and fiscal 2003.

Reconciliation between income taxes computed at the federal rate and the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Amount at statutory federal rate of 35%	$6,121	$5,523	$(320)
State income taxes, net of federal income tax benefit	979	863	(2)
Nondeductible expenses	1,980	305	265
State tax credits	—	—	(1,314)
Tax reserve reduction	—	—	(944)
Foreign taxes	(94)	58	248
Change in valuation allowance	342	—	187
Other	(124)	39	(267)

Income tax expense (benefit)	$9,204	$6,788	$(2,147)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of the net deferred tax assets as of January 25, 2003 and January 31, 2004 were as follows (in thousands):

	January 25, 2003	January 31, 2004
Deferred tax assets:
Warranty & customer claims accruals	$1,798	$1,302
Employee benefits	1,100	1,484
Inventory reserves	284	894
Accrued taxes	199	23
Other liabilities and reserves	557	1,029
Book depreciation in excess of tax	18	305
Deferred compensation	7,987	7,532
State credits	—	926
State net operating loss carry forwards	—	126
Foreign tax credits	1,634	2,472
Foreign net operating loss carry forwards	2,435	3,155
Valuation allowance	(2,213)	(2,400)

Total deferred tax assets	13,799	16,848

Deferred tax liabilities:
Deferred financing fees	695	—
Depreciation	4,602	6,671
Goodwill and intangible amortization	5,370	6,018
Other	399	165

Total deferred tax liabilities	11,066	12,854

Net deferred tax assets	$2,733	$3,994

The valuation allowance is provided because, in management’s assessment, it is uncertain whether the net deferred tax asset related to certain foreign net operating loss carryforwards would be realized.

Payments for income taxes by the Company were $7.4 million, $3.0 million, and $2.2 million for fiscal 2001, 2002 and 2003, respectively.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

13. STOCK OPTIONS

The Company has granted stock options to key employees under the plan described in Note 3. The following table summarizes the activity in the plans for fiscal 2001, 2002, and 2003:

	Number of Shares	Average Exercise Price
Outstanding at January 27, 2001	—	—
Granted in fiscal 2001	55,607	35.70
Canceled in fiscal 2001	(414)	35.70

Outstanding at January 26, 2002	55,193	35.70
Granted in fiscal 2002	7,831	35.70
Canceled in fiscal 2002	(10,770)	35.70

Outstanding at January 25, 2003	52,254	35.70
Granted in 2003	—	35.70
Canceled in 2003	(1,897)	35.70

Outstanding at January 31, 2004	50,357	35.70

SFAS No. 123, as amended by SFAS No. 148, defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument and allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined SFAS No. 148 has been applied.

The Company has elected to account for its stock-based compensation plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the minimum value option pricing model as prescribed by SFAS No. 123 and using a weighted average risk-free interest rate of 6.0% for 2001, 3.9% for 2002 and 4.1% for 2003, an expected dividend yield of 0%, and an expected life of seven years.

The total values of the options granted during fiscal 2001, 2002, and 2003 were approximately, $0.8 million, $0.1 million and $0, respectively, which would be amortized over the vesting period of the options.

If the Company had applied SFAS No. 123 and the fair value method of accounting for stock-based compensation, pro forma net income for fiscal 2001, 2002, and 2003 would have been $8.3 million, $5.7 million and $2.8 million, respectively.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14. SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”(“ SFAS No.131”) This statement addresses reporting of operating segment information and disclosures about products, services, geographic areas, and major customers. Management has reviewed the requirements of SFAS No. 131 concluding that the Company operates its business as two reportable segments: Floorcoverings and Extrusion.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA which represents earnings before interest, taxes, depreciation, and amortization plus the cumulative effect of change in accounting principle, plus the Chroma cash dividends and minority interest in income of subsidiary less equity in earnings in Chroma, plus the recapitalization compensation charge and a non-cash charge relating to goodwill impairment write-off of our acquisition of Advance Carpet Tiles, Ltd.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002; therefore, the Extrusion segment information is not presented for the fiscal year ended January 26, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 81.6% of sales during fiscal 2003, as a result of a three year supply agreement with the seller.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The table below provides certain financial information by segment:

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Net Sales to External Customers
Floorcoverings	$322,036	$298,045	$283,011
Extrusion	—	23,120	28,046

Total Sales to External Customers	$322,036	$321,165	$311,057

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Adjusted EBITDA
Floorcoverings	$59,834	$49,461	$37,716
Extrusion	—	4,359	4,985

Total Adjusted EBITDA	$59,834	$53,820	$42,701

	January 26, 2002	January 25, 2003	January 31, 2004
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$8,284	$5,781	$1,234
Cumulative effect of change in accounting principle	—	3,240	—
Non-cash impairment charge	2,242	—	2,616
Gain on forgiveness of debt	(1,728)	(570)	—
Income tax (benefit) expense	9,204	6,788	(2,147)
Net interest expense	24,193	23,910	21,343
Depreciation and amortization	17,894	14,452	16,537
Chroma cash dividends	1,250	1,932	3,522
Equity in earnings of Chroma	(1,534)	(1,733)	(1,386)
Minority interest in income of subsidiary	29	20	13
Non-recurring costs associated with unsuccessful acquisition	—	—	969

Adjusted EBITDA	$59,834	$53,820	$42,701

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Consolidated Assets
Floorcoverings	$281,020	$267,090
Extrusion	37,995	32,058

Total Consolidated Assets	$319,015	$299,148

As discussed in Note 9, a non-cash goodwill impairment charge of $3.2 million was recorded in the Floorcoverings’ segment. The charge was recorded as of January 27, 2002 as a cumulative effect of change in accounting principle in connection with the Company’s adoption of SFAS No. 142.

Information relative to sales and long-lived assets for the United States and other countries for the fiscal years ended January 26, 2002, January 25, 2003, and January 31, 2004 are summarized in the following tables (amounts in thousands). Long-lived assets include all assets associated with operations in the indicated geographic area excluding intercompany receivables and investments.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Net Sales
Domestic	$277,749	$280,838	$271,762
Canada	34,730	32,298	28,778
Other International	9,557	8,029	10,517

Total	$322,036	$321,165	$311,057

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Long-lived Assets (1):
Domestic	$198,171	$188,472
International	9,565	10,223

Total	$207,736	$198,695

(1)	Consists of the net book value of property, plant and equipment, goodwill and other intangible assets.

15. QUARTERLY FINANCIAL DATA (Unaudited)

The quarterly financial data below is based on the Company’s fiscal periods (in thousands);

FISCAL 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$71,569	$93,931	$74,139	$71,418
Gross Profit	23,237	34,762	22,288	20,972
Net Income (Loss)	(97)	5,078	35	(3,782)

FISCAL 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$66,416	$99,899	$84,282	$70,568
Gross Profit	23,316	37,781	26,857	22,191
Income (loss) Before Cumulative Effect of Change in Accounting Principle (a)	(1,348)	9,034	2,190	(855)
Net Income (Loss)	(4,588)	9,034	2,190	(855)

(a)	During fiscal 2002, the Company incurred a charge of $3.2 million for the cumulative effect of a change in accounting principle related to the Company’s adoption of SFAS No. 142.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Fiscal Year Ended
	January 26, 2002	January 25, 2003	January 31, 2004
Net Income	$8,284	$5,781	$1,234
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(543)	(290)	316
Minimum pension liability adjustment	(505)	(1,242)	411
Income tax benefit related to minimum pension liability adjustment	212	472	(156)

Comprehensive Income	$7,448	$4,721	$1,805

17. RELATED-PARTY TRANSACTIONS

Effective January 25, 2001, Tandus entered into an agreement with Oaktree and BACI whereby Tandus retained Oaktree and BACI to render consulting services to it regarding the Company, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. The agreement provides for payment to Oaktree and BACI of an annual fee of $250,000 each, payable in quarterly installments, and reimbursement of out-of-pocket expenses.

18. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CERTAIN RISKS

Lease Commitments

The Company is obligated under various leases for office space, machinery and equipment. At January 31, 2004 future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year:
2004	$2,980
2005	2,013
2006	1,757
2007	1,462
2008	1,362
Thereafter	8,549

$18,123

Rental expense under operating leases was approximately $2.8 million, $3.1 million and $3.7 million in 2001, 2002 and 2003, respectively.

Environmental

The Company is subject to federal, state, and local laws and regulations concerning the environment. At January 31, 2004, management concluded that no environmental reserves were required. In the opinion of the Company’s management, based on the facts presently known, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Litigation

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002, alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, resulting in irreversible damage to the carpet. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims included express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure were tried to a jury. On March 18, 2004, subsequent to the Company’s fiscal year-end, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of the carpet. The Company incurred legal expenses during fiscal 2003 related to the EMC lawsuit of approximately $0.7 million.

Although the Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages, the judgment award of $0.8 million has been recorded as an accrued liability in the January 31, 2004 consolidated balance sheet. The Company continues to deny liability and is evaluating its options, which include filing a motion for judgment as a matter of law pursuant to Rule 50 of the Federal Rules of Civil Procedure and a motion for a new trial.

From time to time the Company is subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims, which may or may not be covered by insurance. Management believes that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.

Other Commitments

In connection with certain product installation contracts, the Company issues performance bonds. No liability for these bonds is reflected in the accompanying consolidated balance sheets because, in management’s opinion, based on the facts presently known, all product installation contracts have been and will be fulfilled in accordance with their terms.

During fiscal 2003, the Board authorized the Company to establish a tile production facility in Suzhou, China. The Company will lease the production facility and is in the process of acquiring the machinery necessary for production. As of January 31, 2004, the Company had invested $3.0 million in the Company’s Asian subsidiary for this purpose. The Company expects to be producing product during the second half of fiscal 2004. Additional investment in the operations will be approximately $2.0 million, primarily during the first half of fiscal 2004.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Concentrations of Labor

As of January 31, 2004, the Company employed 1,584 persons on a full-time or full-time equivalent basis of which 204 are represented by a labor union. The collective bargaining agreements, which represent this union, expire on June 30, 2006.

Workers’ Compensation

The Company is self-insured for workers’ compensation claims up to specified stop-loss limits. In the opinion of management, adequate provision has been made for all incurred claims.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

19. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 9.75% Notes of the Company are guaranteed by certain of the Company’s domestic subsidiaries. The guarantee of the guarantor subsidiaries arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility which was amended by the Company on February 20, 2002 and May 1, 2004. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of January 31, 2004 is $214.1 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations.

Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of January 31, 2004 and January 25, 2003 and for each of the three years in the period ended January 31, 2004 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$197,311	$91,179	$46,889	$(24,322)	$311,057

Cost of Goods Sold	122,588	70,155	41,377	(24,322)	209,798
Selling, general & administrative expenses	50,954	24,310	6,938	—	82,202

	173,542	94,465	48,315	(24,322)	292,000

Operating income	23,769	(3,286)	(1,426)	—	19,057
Minority Interest in Income of Subsidiary	—	—	13	—	13
Equity in Earnings of Affiliate	—	1,386	—	—	1,386
Equity in Earnings of Subsidiaries	(1,384)	—	—	1,384	—
Net interest expense	21,167	—	176	—	21,343

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,218	(1,900)	(1,615)	1,384	(913)
Income tax benefit	(16)	(1,993)	(138)	—	(2,147)

Net income (loss)	$1,234	$93	$(1,477)	$1,384	$1,234

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$203,995	$84,846	$43,947	$(11,623)	$321,165

Cost of Goods Sold	124,269	61,982	36,392	(11,623)	211,020
Selling, general & administrative expenses	47,097	18,709	6,903	—	72,709

	171,366	80,691	43,295	(11,623)	283,729

Operating income	32,629	4,155	652	—	37,436
Minority Interest in Income of Subsidiary	—	—	20	—	20
Equity in Earnings of Affiliate	—	1,733	—	—	1,733
Equity in Earnings of Subsidiaries	917	—	—	(917)	—
Gain on Forgiveness of Debt	—	—	570	—	570
Net interest expense	23,857	—	53	—	23,910

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	9,689	5,888	1,149	(917)	15,809
Income tax expense	3,908	2,356	524	—	6,788

Income Before Cumulative Effect of Change in Accounting Principle	5,781	3,532	625	(917)	9,021
Cumulative Effect of Change in Accounting Principle	—	—	(3,240)	—	(3,240)

Net income (loss)	$5,781	$3,532	$(2,615)	$(917)	$5,781

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 26, 2002

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$215,639	$72,641	$47,807	$(14,051)	$322,036

Cost of Goods Sold	134,331	46,717	40,039	(14,051)	207,036
Selling, general & administrative expenses	49,794	18,669	8,089	—	76,552

	184,125	65,386	48,128	(14,051)	283,588

Operating income (loss)	31,514	7,255	(321)	—	38,448
Minority Interest in Income of Subsidiary	—	—	29	—	29
Equity in Earnings of Affiliate	—	1,534	—	—	1,534
Equity in Earnings of Subsidiary	3,816	—	—	(3,816)	—
Gain on Forgiveness of Debt	—	—	1,728	—	1,728
Net interest expense	24,037	18	138	—	24,193

Income (loss) before income taxes	11,293	8,771	1,240	(3,816)	17,488
Income tax expense	3,009	5,266	929	—	9,204

Net income	$8,284	$3,505	$311	$(3,816)	$8,284

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,667	$106	$4,268	$—	$11,041
Accounts receivable, net	18,443	10,882	6,694	—	36,019
Inventories	15,586	11,124	8,753	—	35,463
Deferred tax assets	2,677	633	703	—	4,013
Prepaid expenses and other	524	105	1,138	3,194	4,961

Total current assets	43,897	22,850	21,556	3,194	91,497
PROPERTY, PLANT AND EQUIPMENT, net	34,232	21,607	10,223	—	66,062
DEFERRED TAX ASSETS	—	2,250	1,876	(4,126)	—
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	33,435	820	—	—	34,255
INVESTMENT IN SUBSIDIARIES	71,335	—	—	(71,335)	—
OTHER ASSETS	8,687	177	92	—	8,956

TOTAL ASSETS	$253,972	$83,696	$33,747	$(72,267)	$299,148

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,487	$5,751	$3,484	$—	$17,722
Accrued expenses	8,260	6,096	2,748	3,194	20,298
Current portion of long-term debt	80	—	1,711	—	1,791

Total current liabilities	16,827	11,847	7,943	3,194	39,811
INTERCOMPANY (RECEIVABLE) PAYABLE	(24,520)	4,585	19,935	—	—
OTHER LIABILITIES, including post- retirement obligation	8,803	—	110	(4,126)	4,787
LONG-TERM DEBT, net of current portion	206,170	—	1,346	—	207,516
MINORITY INTEREST	—	—	—	342	342
STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	9,061	(11,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(24,509)	15,509	(6,751)	(8,758)	(24,509)
Accumulated other comprehensive loss	(1,447)	—	(395)	395	(1,447)

	46,692	67,264	4,413	(71,677)	46,692

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$253,972	$83,696	$33,747	$(72,267)	$299,148

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,047	$—	$1,860	$—	$20,907
Accounts receivable, net	20,332	10,507	7,688	—	— 38,527
Inventories	17,544	8,245	9,932	—	35,721
Deferred tax assets	1,310	461	92	—	1,863
Prepaid expenses and other	467	222	1,010	—	1,699

Total current assets	58,700	19,435	20,582	—	98,717
PROPERTY, PLANT AND EQUIPMENT, net	32,791	23,902	9,565	—	66,258
DEFERRED TAX ASSETS	10	356	1,482	(978)	870
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	36,997	6,103	—	—	43,100
INVESTMENT IN SUBSIDIARIES	69,395	—	—	(69,395)	—
OTHER ASSETS	9,379	2,287	26	—	11,692

TOTAL ASSETS	$269,658	$88,075	$31,655	$(70,373)	$319,015

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,808	$3,475	$4,636	$—	$15,919
Accrued expenses	10,227	7,001	2,088	—	19,316
Current portion of long-term debt	10,868	—	1,237	—	12,105

Total current liabilities	28,903	10,476	7,961	—	47,340
INTERCOMPANY (RECEIVABLE) PAYABLE	(28,766)	10,437	18,329	—	—
OTHER LIABILITIES, including post- retirement obligation	6,380	—	127	(978)	5,529
LONG-TERM DEBT, net of current portion	215,991	—	2,675	—	218,666
MINORITY INTEREST	—	—	—	330	330
STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	6,061	(8,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(23,480)	15,407	(5,285)	(10,122)	(23,480)
Accumulated other comprehensive loss	(2,018)	—	(711)	711	(2,018)

	47,150	67,162	2,563	(69,725)	47,150

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$269,658	$88,075	$31,655	$(70,373)	$319,015

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$16,985	$(1,798)	$4,832	$20,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	—	—	—
Equity distribution from affiliate	—	3,522	—	3,522
Additions to property, plant, and equipment	(6,352)	(1,618)	(860)	(8,830)

Net cash (used in) provided by investing activities	(6,352)	1,904	(860)	(5,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	8,500	—	—	8,500
Repayments of long-term debt	(29,232)	—	(1,240)	(30,472)
Dividends to parent	(2,263)	—	—	(2,263)
Financing costs	(18)	—	—	(18)

Net cash provided by (used in) financing activities	(23,013)	—	(1,240)	(24,253)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(324)	(324)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,380)	106	2,408	(9,866)
CASH AND CASH EQUIVALENTS, beginning of year	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of year	$6,667	$106	$4,268	$11,041

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$26,144	$(1,175)	$2,513	$27,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(35,170)	—	—	(35,170)
Equity distribution from affiliate	—	1,932	—	1,932
Additions to property, plant, and equipment	(5,803)	(806)	(2,418)	(9,027)

Net cash (used in) provided by investing activities	(40,973)	1,126	(2,418)	(42,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(133,076)	—	(365)	(133,441)
Dividends to parent	(3,153)	—	—	(3,153)
Financing costs	(7,166)	—	—	(7,166)

Net cash provided by (used in) financing activities	31,605	—	(365)	31,240

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,784)	(1,784)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,776	(49)	(2,054)	14,673
CASH AND CASH EQUIVALENTS, beginning of year	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of year	$19,047	$—	$1,860	$20,907

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 26, 2002

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$31,321	$1,278	$5,734	$38,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	1,250	—	1,250
Additions to property, plant, and equipment	(3,914)	(2,530)	(1,780)	(8,224)

Net cash used in investing activities	(3,914)	(1,280)	(1,780)	(6,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	(3,000)	—	—	(3,000)
Proceeds from issuance of long-term debt	—	—	101	101
Repayments of long-term debt	(22,663)	—	(455)	(23,118)
Cash dividends paid	(4,615)	—	—	(4,615)

Net cash used in financing activities	(30,278)	—	(354)	(30,632)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(244)	(244)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,871)	(2)	3,356	483
CASH AND CASH EQUIVALENTS, beginning of year	5,142	51	558	5,751

CASH AND CASH EQUIVALENTS, end of year	$2,271	$49	$3,914	$6,234

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

For the Years ended January 26, 2002, January 25, 2003 and January 31, 2004

(In Thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	ADDITIONS		CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
COMPANY

Year ended January 26, 2002
Allowance for doubtful accounts	$791	$475	$—		$10	$(531)	$745

Year ended January 25, 2003
Allowance for doubtful accounts	$745	$486	$57	(c)	$(12)	$(411)	$865

Year ended January 31, 2004
Allowance for doubtful accounts	$865	$393	$—		$109	$(449)	$918

Notes:

(a)	Represents reclassifications and collections of accounts previously written off.
(b)	Represents write-off accounts to be uncollectible, less recovery of amounts previously written off.
(c)	Represents provision recorded at the purchase of C&A Extrusion, Inc. and the establishment of a bad debt reserve for C&A Floorcoverings Asia Pte. Ltd.

S-1

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Financial Statements

Years Ended December 28, 2003, December 29, 2002,

and

December 30, 2001

(With Independent Auditor’s Report Thereon)

INDEPENDENT AUDITOR’S REPORT

The Partners

Chroma Systems Partners

(A California General Partnership)

We have audited the accompanying balance sheets of Chroma Systems Partners (the Partnership) as of December 28, 2003, December 29, 2002, and December 30, 2001, and the related statements of income, partners’ capital and cash flows for the years then ended, respectively. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chroma Systems Partners as of December 28, 2003, December 29, 2002, and December 30, 2001, and the results of its operations and its cash flows for the years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

/s/    Kushrer, Smith, Joanu & Gregson, LLP

Irvine, California

January 16, 2004

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Balance Sheets

ASSETS

	December 28, 2003	December 29, 2002	December 30, 2001
Current assets
Cash	$1,374,658	$1,076,788	$1,110,213
Accounts receivable - trade (less allowance for doubtful accounts of $0, respectively)	246,576	99,588	163,268
Accounts receivable - related parties (Note 6)	412,247	459,739	394,252
Employee advances	375	375	375
Inventory (Note 2)	300,514	347,187	251,134
Prepaid expenses	31,304	92,003	92,317

Total current assets	2,365,674	2,075,680	2,011,559

Property, plant and equipment (Notes 3, 5 and 6)	14,001,530	13,788,185	13,438,349
Less accumulated depreciation and amortization	(6,126,084)	(5,304,518)	(4,455,539)

Net property, plant and equipment	7,875,446	8,483,667	8,982,810

Deferred loan fees (net of accumulated amortization of $5,657)	79,203	—	—

	$10,320,323	$10,559,347	$10,994,369

(Balance sheets continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Balance Sheets—(Continued)

LIABILITIES AND PARTNERS’ CAPITAL

	December 28, 2003	December 29, 2002	December 30, 2001
Current liabilities
Accounts payable	$501,594	$663,682	$601,998
Accrued liabilities (Note 4)	403,220	290,215	356,208
Current portion of long-term debt	189,296	146,391	146,391
Derivative liability	113,661	—	—

Total current liabilities	1,207,771	1,100,288	1,104,597

Long-term debt (Notes 5 and 9)	8,528,165	5,077,717	5,224,108

Total liabilities	9,735,936	6,178,005	6,328,705

Commitments, related parties, and subsequent event (Notes 6 and 9)

Partners’ capital (Notes 7 and 8)	584,387	4,381,342	4,665,664

	$10,320,323	$10,559,347	$10,994,369

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Income

	Year Ended December 28, 2003		Year Ended December 29, 2002		Year Ended December 30, 2001
		Percentage of Net Sales		Percentage of Net Sales		Percentage of Net Sales
Net sales (net of discounts of $673,231, $669,835, and $603,161, (respectively)	$18,008,209	100.0%	$16,770,645	100.0%	$17,849,811	100.0%

Cost of sales	14,314,802	79.5	12,616,465	75.2	14,150,883	79.3

Gross profit	3,693,407	20.5	4,154,180	24.8	3,698,928	20.7

General and administrative expenses	752,307	4.2	676,242	4.0	635,844	3.6

Operating income	2,941,100	16.3	3,477,938	20.8	3,063,084	17.1

Other income (expense)
Rental income (Note 6)	365,170	2.0	365,170	2.2	383,747	2.2
Management fee - net (Note 6)	(6,024)	—	(6,024)	—	(6,024)	—
Interest - net	(528,304)	—	(402,678)	(2.4)	(403,299)	(2.3)

Total other income	(169,158)	(.9)	(43,532)	(.2)	(25,576)	(.1)

Net income	2,771,942	15.4	3,434,406	20.6	3,037,508	17.0

Other comprehensive (loss)
Fair market value adjustment on derivative (Note 1)	(113,661)	(.6)	—	—	—	—

Comprehensive income	$2,658,281	14.8%	$3,434,406	20.6%	$3,037,508	17.0%

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Partners’ Capital

For the Years Ended December 28, 2003

December 29, 2002, and

December 30, 2001

	Monterey Color Systems, Inc. (a California Corporation)	Chroma Technologies, Inc. (an “S” Corporation)	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2000	$2,064,464	$2,064,464	$—	$4,128,928

Partner distributions for the year ended December 30, 2001	(1,250,386)	(1,250,386)	—	(2,500,772)

Net income for the year ended December 30, 2001	1,518,754	1,518,754	—	3,037,508

Balance at December 30, 2001	2,332,832	2,332,832	—	4,665,664

Partner distribution for the year ended December 29, 2002	(1,859,364)	(1,859,364)	—	(3,718,728)

Net income for the year ended December 29, 2002	1,717,203	1,717,203	—	3,434,406

Balance at December 29, 2002	2,190,671	2,190,671	—	4,381,342

Partner distribution for the year ended December 28, 2003	(3,227,618)	(3,227,618)	—	(6,455,236)

Comprehensive Income

Net income	1,385,971	1,385,971	—	2,771,942

Other comprehensive (loss)	—	—	(113,661)	(113,661)

Comprehensive Income	1,385,971	1,385,971	(113,661)	2,658,281

Balance at December 28, 2003	$349,024	$349,024	$(113,661)	$584,387

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Cash Flows

	Year Ended December 28, 2003	Year Ended December 29, 2002	Year Ended December 30, 2001
Cash flows from operating activities
Cash received from customers	$17,861,221	$16,834,325	$17,870,142
Cash paid to suppliers and employees	(14,134,105)	(12,609,263)	(14,388,873)
Interest paid	(529,929)	(411,477)	(451,282)
Interest income	1,625	8,799	47,983
Management fee (expense) - net	(6,024)	(6,024)	(6,024)
Rental income	365,170	365,170	383,747

Net cash provided from operating activities	3,557,958	4,181,530	3,455,693

Cash flows from investing activities
Acquisition of property, plant and equipment	(213,345)	(349,836)	(1,138,437)
Payment of deferred loan fees	(84,860)	—	—

Net cash (applied) from investing activities	(298,205)	(349,836)	(1,138,437)

Cash flows from financing activities
Proceeds from mortgage payable refinance	4,096,412	—	—
Principal repayments of amounts borrowed	(603,059)	(146,391)	(146,391)
Partner distributions	(6,455,236)	(3,718,728)	(2,500,772)

Net cash (applied) from financing activities	(2,961,883)	(3,865,119)	(2,647,163)

Net increase (decrease) in cash	297,870	(33,425)	(329,907
Cash at beginning of year	1,076,788	1,110,213	1,440,120

Cash at end of year	$1,374,658	$1,076,788	$1,110,213

(Statements of cash flows continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Statements of Cash Flows— (Continued)

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED FROM OPERATING ACTIVITIES

	Year Ended December 28, 2003	Year Ended December 29, 2002	Year Ended December 30, 2001
Net income	$2,771,942	$3,434,406	$3,037,508
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	827,223	848,979	818,339

	3,599,165	4,283,385	3,855,847

Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable - trade	(146,988)	63,680	20,331
Accounts receivable - related party	47,492	(65,487)	(103,261)
Inventory	46,673	(96,053)	(9,278)
Prepaid expenses	60,699	314	(39,787)
Increase (decrease) in:
Accounts payable	(162,088)	61,684	(152,290)
Accrued liabilities	113,005	(65,993)	(115,869)

	(41,207)	(101,855)	(400,154)

Net cash provided from operating activities	$3,557,958	$4,181,530	$3,455,693

Supplemental schedule of non-cash investing and financing activities:

Effective September 30, 2000, one of the partners withdrew from the partnership and a note payable of $1,783,922 was recorded as a capital distribution (Note 8).

See accompanying notes to financial statements

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Partnership’s principal activities are carpet dyeing and finishing and skein dyeing.

Basis of Presentation - The Company maintains its fiscal year on a fifty-two or fifty-three week period ending on the Sunday which more closely corresponds to December 31. The three years ended December 28, 2003, December 29, 2002 and December 30, 2001 contained fifty-two weeks.

Concentrations of Credit Risks - The Partnership provides its services to customers throughout the Southern California region. The Partnership’s sales are materially dependent on related parties. The related parties are the general partners in the Partnership. Each partner is a carpet manufacturer who uses Chroma Systems Partners for the express purpose of dyeing and finishing of all their manufactured products (Note 6).

The Company maintains bank accounts with a major banking institution in which some of the deposits are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company at times throughout the year is in excess of the FDIC insured amount.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable - Current earnings are charged with an allowance for doubtful accounts based on experience and any unusual circumstances that may affect the ability of its customers to meet their obligations. Accounts receivable are reflected in the balance sheets net of such accumulated allowances. Due to the Company’s heavy sales concentration with its partners, they currently do not have an allowance amount established.

Inventory - Inventory consists of dyes, chemicals, latex, and operating supplies used in the process of carpet coloring and finishing. Inventory is stated at the lower of cost (first-in, first-out) or market value. Market value is determined by comparison with recent purchases or net realizable value.

(Note 1 continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method over the following estimated useful lives, in years, of the respective assets:

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

Revenue Recognition - Revenue is recognized when goods are shipped. The terms are FOB shipping point.

Income Taxes - The Partnership does not pay Federal or state income taxes and, therefore, no income tax provision has been recorded in the financial statements. Operating income and losses are passed through to the partners who will share the income or loss on their income tax returns according to their profit and loss sharing ratios.

Vacation Expense - Hourly and salaried employees earn credits during the current year for future vacation benefits. The expense and corresponding liability are accrued when the vacations are earned rather than when the vacations are paid.

(Note 1 continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Profit Sharing Plan - Effective January 1, 1995, the Partnership adopted a 401(k) Profit Sharing Plan, covering all employees. Under the Plan, employees may contribute up to 15% of their compensation. The Plan provides that all matching contributions by the Partnership shall be determined by the Management Committee, not to exceed the maximum deductible for Federal income tax purposes. Contributions for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 were $97,497, $81,279, and $70,503, respectively, which includes charges for the administration of the Plan.

Derivatives - The Partnership adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. The Partnership’s activities expose it to a variety of market risks, including the effects of changes in interest rates. The financial exposures are monitored by the Partnership as an integral part of its overall risk management program. The Partnership’s risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results.

The Partnership maintains an interest rate risk management strategy that may, from time to time, use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Partnership’s goal is to maintain a balance between fixed and floating interest rates on its financing activities.

The Partnership currently has entered into a cash flow hedge where by the cash flows to be paid are related to a recognized liability. On March 25, 2003, the Partnership entered into a cash flow hedge securing debt of $7,500,000 for the refinancing of real estate. The interest rate is fixed through a Swap agreement and is considered an ineffective hedge under SFAS 133. The current amount outstanding on this debt obligation at December 28, 2003 is $7,379,520 (Note 5). If the Partnership were to terminate this agreement as of December 28, 2003, it would incur a $113,661 penalty on early termination. This liability has been accrued as derivative liability and recognized as an un-realized termination of derivative under other comprehensive loss.

NOTE 2 - INVENTORY

Inventory at December 28, 2003, December 29, 2002, and December 30, 2001 is comprised of the following:

	December 28, 2003	December 29, 2002	December 30, 2001
Raw materials	$260,447	$326,094	$209,551
Work in progress	40,067	21,093	41,583

	$300,514	$347,187	$251,134

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 28, 2003, December 29, 2002, and December 30, 2001 are comprised of the following:

	December 28, 2003	December 29, 2002	December 30, 2001
Land	$2,700,000	$2,700,000	$2,700,000
Building	4,050,000	4,050,000	4,050,000
Machinery and equipment	6,534,176	6,475,040	4,917,420
Furniture and fixtures	68,103	68,103	68,103
Trucks and trailers	152,205	152,205	152,205
Leasehold improvements	362,421	314,469	314,469
Construction in progress	134,625	28,368	1,236,152

	14,001,530	13,788,185	13,438,349
Less accumulated depreciation and amortization	(6,126,084)	(5,304,518)	(4,455,539)

	$7,875,446	$8,483,667	$8,982,810

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities at December 28, 2003, December 29, 2002, and December 30, 2001 are summarized as follows:

	December 28, 2003	December 29, 2002	December 30, 2001
Interest	$42,312	$24,755	$25,811
Other	2,000	2,000	1,818
Professional fees	22,976	17,407	9,498
Profit sharing contribution	—	—	67,821
Property taxes	—	—	758
Salaries and wages	230,018	154,305	135,714
Sales tax payable	482	664	—
Utilities	475	19,001	52,002
Vacation	104,957	72,083	62,786

	$403,220	$290,215	$356,208

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 5 - LONG-TERM DEBT

Long-term debt at December 28, 2003, December 29, 2002, and December 30, 2001 is summarized as follows:

	December 28, 2003	December 29, 2002	December 30, 2001
8.63% mortgage, secured by deed of trust, payable in fixed monthly principal installments of $12,199 plus interest, with a balloon payment on the remaining outstanding balance through maturity in June 2003 (Note 9)	$—	$3,440,186	$3,586,577
LIBOR plus 2.0% (LIBOR rate at December 28, 2003 was 1.17%) mortgage, secured by deed of trust, payable in escalating monthly principal installments starting at $15,060 plus interest, through maturity in March 2013 (Note 9)	7,379,520	—	—
6.09% note payable to former partner, secured by partnership interest. Monthly interest only payments with the entire unpaid principal balance due and payable on October 1, 2005 (Note 8)	1,337,941	1,783,922	1,783,922

	8,717,461	5,224,108	5,370,499
Less current portion	(189,296)	(146,391)	(146,391)

	$8,528,165	$5,077,717	$5,224,108

The aggregate maturities of all long-term debt are as follows:

Years ending December 31:
2004	$189,296
2005	1,540,701
2006	217,180
2007	232,624
2008	249,168
Thereafter	6,288,492

$8,717,461

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 6 - COMMITMENTS AND RELATED PARTIES

The partners are both carpet manufacturers and have agreed to deal exclusively with the Partnership for dyeing and finishing services.

Sales to related parties for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 were $15,598,718, $15,479,565, and $15,940,544, respectively, which represents 85%, 91%, and 86%, of total sales, respectively.

In addition, receivables due from these related parties for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 were $412,247, $459,739, and $394,252, respectively.

Operating Lease as Lessor

The Partnership’s operations are conducted in a facility that is shared with a related party. The Partnership owns this facility and pays for all maintenance and common area charges. The Partnership entered into a lease agreement with this related party commencing on May 1, 1999, which was amended March 1, 2002 and expires on March 1, 2004. The original lease with this related party was for monthly rents of $39,720 to the Partnership. Effective March 1, 2001, the monthly rents were reduced to $30,431 because the related party moved part of its operations and is renting less space. Total rental income received from this related party for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 was $365,170, $365,170, and $383,747, respectively.

The following is a schedule, by years, of minimum future rental income on noncancelable operating leases as of December 28, 2003:

Years ending December 31:
2004	$60,862

The Partnership pays for all common area charges (i.e., landscaping, maintenance, and utilities). The Partnership charges the related party a monthly service fee of $8,834 for its allocation of these expenses. Total service fees received for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 was $106,008, respectively.

In addition, the related party provides certain administrative and other services for the Partnership. The current agreement provides for monthly service charges of $9,336 which was an increase over its original amount of $7,950. Total expense for service charges for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 was $112,032, respectively.

(Note 6 continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 6 - COMMITMENTS AND RELATED PARTIES (Continued)

Purchase Commitment

The Partnership entered into a contract with Enron Corp. for the delivery of natural gas at a fixed price of $7.73 per MMBtu to begin May 1, 2001 through May 31, 2006. The contract also specifies a minimum delivery of MMBtu’s for the five-year period between 15,300 and 18,000 per month. On December 2, 2001, Enron Corp. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court and notified the Partnership that it would continue to perform under the contract until further notice was given. However, due to the unstable nature of the Enron Corp. at this time and the effect that an interrupted supply of natural gas would have on the Partnership, the Partnership gave Enron Corp. a notice of Early Termination to be effective December 30, 2001. Effective January 1, 2002, the Partnership contracted with another supplier to provide natural gas at $2.90 per MMBtu on a month-to-month basis.

In 2002, Enron tried to sell its contract with the Partnership to Occidental Petroleum. The Partnership contracted with a bankruptcy attorney to defend it in this case. In April 2002, the bankruptcy court extracted the contract from the contract Enron tried to sell to Occidental Petroleum citing that, the contract was terminated and not for sale.

In 2003, the partnership received a letter from Enron demanding a termination payment of approximately $4,000,000 on the grounds that the contract could not be terminated due to bankruptcy. The Partnership rejected the demand and continues to defend its position on the grounds that the contract was terminated as a result of a breach by Enron and it was terminated prior to the bankruptcy filing on December 2, 2001. The Partnership’s attorney responded to Enron’s attorney’s request for further information in December 2003 and requested that Enron withdraw its demands and seek no further action against the Partnership. The Partnership and its attorneys have not received any further correspondence related to this issue as of the date of the auditor’s report.

In 2002, Enron tried to sell its contract with the Partnership to Occidental Petroleum. The Partnership contracted with a bankruptcy attorney to defend it in this case. In April 2002, the bankruptcy court extracted the contract from the contract Enron tried to sell to Occidental Petroleum citing that the contract was terminated and not for sale.

The following is a schedule of the future minimum delivery requirements under the Enron Corp. contract that the Company terminated effective December 30, 2001:

Years ending December 31:
2004	$1,607,067
2005	1,607,067
2006	653,958

$3,868,092

Effective September 1, 2003, the Partnership entered into a contract with a natural gas supplier to provide 10,000 MMBtus per month at $5.29 per MMBtu through April 30, 2004.

(Note 6 continued on the following page)

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 6 - COMMITMENTS AND RELATED PARTIES (Continued)

Purchase Commitment (Continued)

The following is a schedule of the future minimum delivery requirements under the new contract at December 28, 2003:

Years ending December 31:
2004	$211,600

NOTE 7 - PARTNERS’ CAPITAL

Partnership profits and losses are distributed as follows:

Monterey Color Systems, Inc. (a California Corporation)	50%
Chroma Technologies, Inc. (a California “S” Corporation)	50%

NOTE 8 - CAPITAL DISTRIBUTION

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

CHROMA SYSTEMS PARTNERS

(A California General Partnership)

Notes to Financial Statements—(Continued)

December 28, 2003, December 29, 2002, and December 30, 2001

NOTE 9 - MORTGAGE REFINANCE

In March 2003, the Partnership refinanced the mortgage payable and took equity resulting in an increase in the mortgage payable balance. The proceeds received from the refinance were distributed to the Partners and a portion was used to repay a portion of the note payable to Carpet Chromatics, Inc. (Notes 5 and 8).

On March 23, 2003, the Partnership entered into an interest rate swap agreement (the Swap) to reduce the effect of changes in interest rates on its floating rate mortgage payable (Note 5). The Swap has an initial notional principal amount of $7,500,000, reduced by escalating monthly principal installments starting at $15,060 in accordance with the mortgage payable agreement. On a monthly basis, the Partnership pays interest of LIBOR plus 2.0% on the mortgage payable. Under the Swap agreement, the Partnership pays 4.54% on the Notional and receives LIBOR on the Notional. The net effect under the Swap is to fix the interest rate on the mortgage payable at 6.54%. Any net interest received if LIBOR increases above 4.54% would reduce the interest paid on the mortgage payable. Any net interest paid if LIBOR decreases below 4.54% would be interest expense in addition to the interest paid on the mortgage payable. As a result of LIBOR remaining below 4.54% for 2003, the Partnership paid $188,549 in interest on the Swap, and $253,109 in interest on the mortgage payable.

