Form 10-Q
period 2004-05-01
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2004-06-15
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of June 14, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2004	May 1, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,041	$4,044
Accounts receivable, net of allowance of $918 and $918 in fiscal 2003 and 2004, respectively	36,019	41,199
Inventories	35,463	44,953
Deferred tax assets	4,013	4,275
Prepaid expenses and other	4,961	5,440

Total current assets	91,497	99,911
PROPERTY, PLANT AND EQUIPMENT, net	66,062	64,283
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	34,255	33,489
OTHER ASSETS	8,956	8,532

TOTAL ASSETS	$299,148	$304,593

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,722	$21,277
Accrued expenses	20,298	17,708
Current portion of long-term debt	1,791	1,519

Total current liabilities	39,811	40,504
OTHER LIABILITIES, including post-retirement benefit obligation	4,768	4,757
DEFERRED TAX LIABILITIES	19	1,370
LONG-TERM DEBT, net of current portion	207,516	211,771
MINORITY INTEREST	342	306
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER’S EQUITY:
Common stock: $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2003 and 2004	—	—
Paid-in capital	72,648	72,648
Retained deficit	(24,509)	(25,264)
Accumulated other comprehensive loss :
Foreign currency translation adjustment	(493)	(545)
Minimum pension liability adjustment, net of tax	(954)	(954)

	46,692	45,885

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$299,148	$304,593

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Net Sales	$71,569	$77,685

Cost of Goods Sold	48,332	51,416
Selling, General & Administrative Expenses	17,458	21,004
Amortization	1,528	766

Operating Expenses	67,318	73,186

Operating Income	4,251	4,499

Minority Interest in Loss of Subsidiary	(16)	(36)
Equity in Earnings of Affiliate	361	411
Net Interest Expense	5,406	5,123

Loss Before Income Taxes	(778)	(177)
Income Tax Expense (Benefit)	(681)	578

Net Loss	$(97)	$(755)

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE THIRTEEN WEEKS ENDED MAY 1, 2004

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Paid - in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 31, 2004	1,000	$—	$72,648	$(24,509)	$(493)	$(954)	$46,692

Net Loss	—	—	—	(755)	—	—	(755)
Foreign currency translation adjustment	—	—	—	—	(52)	—	(52)

Total Comprehensive Loss	—	—	—	(755)	(52)	—	(807)

BALANCE, May 1, 2004	1,000	$—	$72,648	$(25,264)	$(545)	$(954)	$45,885

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97)	$(755)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and leasehold amortization	2,512	2,586
Amortization of other intangible assets	1,528	766
Amortization and write-off of deferred financing fees	315	420
Deferred income tax expense	276	1,089
Equity in earnings of affiliate	(361)	(411)
Minority interest in loss of subsidiary	(16)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(3,539)	(5,180)
Inventories	(8,161)	(9,490)
Accounts payable	3,969	3,555
Accrued expenses	(3,824)	(2,590)
Other, net	(1,035)	(337)

Total adjustments	(8,336)	(9,628)

Net cash used by operating activities	(8,433)	(10,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	1,878	278
Additions to property, plant, and equipment	(2,046)	(1,214)

Net cash used in investing activities	(168)	(936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,500	10,104
Repayments of revolving credit facility	(1,500)	(4,500)
Repayments of long-term debt	(11,079)	(1,567)
Cash dividends to Tandus Group, Inc.	(586)	—
Financing costs	(11)	(17)

Net cash provided by (used in) financing activities	(11,676)	4,020

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	309	302

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,968)	(6,997)
CASH AND CASH EQUIVALENTS, beginning of period	20,907	11,041

CASH AND CASH EQUIVALENTS, end of period	$939	$4,044

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

2.	Organization

Based on annual sales and product brands, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus Group.

3.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

4.	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less.

5.	Inventories

Net inventory balances are summarized below (in thousands):

	January 31, 2004	May 1, 2004
		(Unaudited)
Raw materials	$16,074	$20,948
Work in process	5,153	7,975
Finished goods	14,236	16,030

	$35,463	$44,953

6.	Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $2.6 million and $2.4 million for the thirteen weeks ended May 1, 2004 and April 26, 2003, respectively.

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

7.	Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 31, 2004	May 1, 2004
		(Unaudited)
Payroll and employee benefits	$5,952	$6,901
Customer claims	2,206	2,099
Accrued interest	8,145	3,882
Accrued professional fees	2,862	3,215
Other	1,133	1,611

	$20,298	$17,708

8.	Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 27, 2002.

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization as of May 1, 2004 are as follows:

	May 1, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(12,000)
Patent	27,000	(17,780)
Supply Agreement	8,000	(7,344)

Total	$47,000	$(37,124)

The non-compete was being amortized over a seven-year period using the double-declining balance method and was fully amortized as of January 31, 2004. The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement is being amortized over a three-year period using the straight-line method. In the fourth quarter of fiscal 2003, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, recorded a non-cash impairment charge of $1.6 million, net of tax, related to the supply agreement with the seller. The impairment charge was to reduce the net carrying value of the agreement to its fair value.

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Aggregate amortization expense	$1,528	$766

Estimated amortization expense:
Fiscal 2004	$3,091
Fiscal 2005	$2,639
Fiscal 2006	$2,455
Fiscal 2007	$2,455
Fiscal 2008	$—

For the period ended May 1, 2004, there were no changes to the carrying value of goodwill.

9.	Stock Based Compensation

As of May 1, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 13 of the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounts for these options as variable options and records expense based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of May 1, 2004 and April 26, 2003, the Company had not recorded any expense related to this plan as the Company had not achieved its earnings targets, and the fair market value of the Company’s common stock has not increased from the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to the stock-based employee compensation (in thousands).

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Net loss as reported	$(97)	$(755)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(8)	(8)

Proforma net loss	$(105)	$(763)

10.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). Generally, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires a VIE to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. FIN 46 requires consolidation of a VIE created after January 31, 2003 and initially applied to existing variable interest entities in the first year or interim period beginning after June 15, 2003. In October 2003, a FASB Staff position, No. FIN 46-6, was issued, which deferred the implementation of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 when an interest in a VIE was created before February 1, 2003. The Company adopted the provisions of FIN 46 effective October 26, 2003, which did not have an impact on our financial position, results of operations or cash flows.

The Company’s wholly owned subsidiary Monterey Carpets, Inc. (“Monterey Carpets”) holds a variable interest in a partnership, Chroma Systems Partners (“Chroma”), described in further detail in Note 13 to the consolidated financial statements included herein. The Company currently accounts for the partnership under the equity method of accounting. Although the partnership qualifies as a VIE, the Company does not qualify as a primary beneficiary and is not required to consolidate the partnership. Consolidated net income for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from the third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that no such call for an additional capital contribution should be required.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance could be accounted for as either a liability or equity, to require liability treatment for those instruments in a company’s statement of financial position. This statement is effective for our interim periods beginning after December 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132”). The revision of SFAS No. 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS No. 132 is effective for our consolidated financial statements as of January 31, 2004 and did not have an impact on our financial position, results of operations or cash flows.

11.	Long-Term Debt

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The newly amended principal financial covenants are as follows:

	Q1	Q2	Q3	Q4	Thereafter
Fixed charge coverage ratio	1.00:1.00	1.00:1.00	1.00:1.00	1.10:1.00	1.10:1.00
Interest coverage ratio	1.75:1.00	1.75:1.00	1.85:1.00	2.00:1.00	2.25:1.00

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.3:1.0 and 2.08:1.0, respectively, at May 1, 2004. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants as of May 1, 2004 and, with the amendment, expects to remain in compliance throughout fiscal 2004, although no assurances to that effect can be given.

Total net interest expense was $5.1 million and $5.4 million for the thirteen weeks ended May 1, 2004 and April 26, 2003, respectively, which included minimal interest income.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization plus Chroma cash dividends and minority interest in income (loss) of subsidiary, less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002. Products in this segment are nylon and polypropylene extruded yarn.

No single customer amounted to or exceeded 10% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 62.8% and its second largest customer 12.3% of external sales in the thirteen weeks ended May 1, 2004.

The table below provides certain unaudited financial information by segment (in thousands):

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Net Sales to External Customers
Floorcoverings	$63,797	$70,010
Extrusion	7,772	7,675

Total Sales to External Customers	$71,569	$77,685

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Adjusted EBITDA
Floorcoverings	$8,782	$6,649
Extrusion	1,387	1,480

Total Adjusted EBITDA	$10,169	$8,129

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Net loss	$(97)	$(755)
Income tax expense (benefit)	(681)	578
Net interest expense	5,406	5,123
Depreciation	2,512	2,586
Amortization	1,528	766
Chroma cash dividends	1,878	278
Equity in earnings in Chroma	(361)	(411)
Minority interest in loss of subsidiary	(16)	(36)

Adjusted EBITDA	$10,169	$8,129

	As of January 31, 2004	As of May 1, 2004
Consolidated Assets
Floorcoverings	$267,090	$272,410
Extrusion	32,058	32,183

Total Consolidated Assets	$299,148	$304,593

13.	Investment in Equity Affiliate

Monterey Carpets has a fifty percent (50%) ownership interest in Chroma, which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over Chroma, the Company accounts for its interest in Chroma under the equity method of accounting. The unaudited condensed financial information of Chroma for the thirteen weeks ended May 1, 2004 and April 26, 2003 and as of May 1, 2004 and January 31, 2004, are summarized below (in thousands):

	As of January 31, 2004	As of May 1, 2004
Current Assets	$2,203	$1,945
Non-current Assets	7,925	7,900

Total Assets	$10,128	$9,845

Current Liabilities	$1,517	$1,069
Long Term Debt	8,513	8,468
Partners’ Capital	98	308

Total Liabilities and Partners’ Capital	$10,128	$9,845

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Net Sales	$4,227	$5,079
Cost of Goods Sold	3,311	4,003

Gross Profit	916	1,076

Income from Operations	696	814

Net Income	674	766

14. Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Net Loss	$(97)	$(755)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	415	(52)

Comprehensive Income (Loss)	$318	$(807)

15.	Commitments and Contingencies

During March 2004, a jury found in favor of Employers Mutual Insurance Companies (“EMC”) related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages totaling $0.8 million. The Company has accrued the full judgment of $0.8 million as of January 31, 2004. During the thirteen weeks ended May 1, 2004, the Company paid approximately $0.7 million of legal expenses related to this lawsuit. The Company continues to deny liability and is evaluating its options, which include a motion for a new trial. If the Company pursues those options and is unsuccessful, it will be required to pay the $0.8 million judgment and related legal and professional fees.

16.	Employee Benefit Plans

Substantially all domestic employees of the Company who meet eligibility requirements can participate in the Company administered defined benefit plan. Plan benefits are generally based on years of service and employee’s compensation during their years of employment. Our contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the plan beyond minimum funding requirements as is deemed appropriate by management. Plan assets at May 1, 2004 and January 31, 2004 were invested primarily in mutual funds and money market funds. During fiscal 2002, the Company elected to freeze the plan.

Net periodic pension cost for the thirteen weeks ended May 1, 2004 and April 26, 2003 comprised the following components:

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Service cost – benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	170	273
Expected return on plan assets	(153)	(246)
Recognized net actuarial losses	85	137

Net periodic pension cost for the quarter	$102	$164

Employer contributions of $0.3 million and $0.2 million were made for the thirteen weeks ended May 1, 2004 and April 26, 2003, respectively. Required minimum employer contributions of approximately $0.3 million are projected for the remainder of fiscal 2004. The Company also expects to contribute up to an additional $0.9 million above the required minimum contributions during fiscal 2004 as deemed appropriate by management.

Canadian Defined Benefit Plan

Substantially all Canadian employees of Crossley Carpets Ltd. (“Crossley”) who meet eligibility requirements can participate in a defined benefit plan administered by the Company. Plan benefits are generally based on years of service and employees’ compensation during their years of employment. The Company’s policy is to contribute annually the maximum amount that can be deducted for income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

Net periodic pension cost for the thirteen weeks ended May 1, 2004 and April 26, 2003 comprised the following components:

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Service cost—benefits earned during the period	$33	$81
Interest cost on projected benefit obligation	30	74
Expected return on plan assets	(31)	(75)
Recognized net actuarial losses	1	—

Net periodic pension cost for the quarter	$33	$80

Employer contributions for fiscal 2004 are dependent upon the amounts contributed by employees and were $0.1 million for the thirteen weeks ended May 1, 2004. Company contributions are expected to be approximately $0.3 million in fiscal 2004.

Postretirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect. The plan is unfunded.

Net periodic pension costs for the thirteen weeks ended May 1, 2004 and April 26, 2003 comprised the following components:

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Service cost—benefits earned during the period	$24	$46
Interest cost on projected benefit obligation	17	34

Net periodic pension cost for the quarter	$41	$80

17.	Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by the Company’s domestic subsidiaries. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility, which was amended by the Company on February 20, 2002 and May 1, 2004. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 1, 2004 is $215.6 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. The condensed consolidating financial information of the Company and its subsidiaries as of May 1, 2004 and January 31, 2004 and for the thirteen weeks ended May 1, 2004 and April 26, 2003 are as follows:

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

May 1, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$390	$56	$3,598	$—	$4,044
Accounts receivable, net	21,560	13,234	6,405	—	41,199
Inventories	23,967	11,996	8,990	—	44,953
Deferred tax assets	2,872	724	679	—	4,275
Prepaid expenses and other	1,013	229	1,067	3,131	5,440

Total current assets	49,802	26,239	20,739	3,131	99,911

PROPERTY, PLANT AND EQUIPMENT, net	34,054	20,565	9,664	—	64,283
DEFERRED TAX ASSETS	—	1,751	1,813	(3,564)	—
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	32,833	656	—	—	33,489
INVESTMENT IN SUBSIDIARIES	70,548	—	—	(70,548)	—
OTHER ASSETS	8,133	310	89	—	8,532

TOTAL ASSETS	$257,756	$85,513	$32,305	$(70,981)	$304,593

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,382	$7,182	$3,713	$—	$21,277
Accrued expenses	5,333	6,598	2,646	3,131	17,708
Current portion of long-term debt	161	—	1,358	—	1,519

Total current liabilities	15,876	13,780	7,717	3,131	40,504

INTERCOMPANY (RECEIVABLE) PAYABLE	(25,186)	3,791	21,395	—	—
OTHER LIABILITIES, including post-retirement obligation	4,667	—	90	—	4,757
DEFERRED TAX LIABILITIES	4,925	—	9	(3,564)	1,370
LONG-TERM DEBT, net of current portion	211,589	—	182	—	211,771
MINORITY INTEREST	—	—	—	306	306

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	9,061	(11,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(25,264)	16,187	(8,200)	(7,987)	(25,264)
Accumulated other comprehensive loss	(1,499)	—	(447)	447	(1,499)

	45,885	67,942	2,912	(70,854)	45,885

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$257,756	$85,513	$32,305	$(70,981)	$304,593

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,667	$106	$4,268	$—	$11,041
Accounts receivable, net	18,443	10,882	6,694	—	36,019
Inventories	15,586	11,124	8,753	—	35,463
Deferred tax assets	2,677	633	703	—	4,013
Prepaid expenses and other	524	105	1,138	3,194	4,961

Total current assets	43,897	22,850	21,556	3,194	91,497

PROPERTY, PLANT AND EQUIPMENT, net	34,232	21,607	10,223	—	66,062
DEFERRED TAX ASSETS	—	2,250	1,876	(4,126)	—
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	33,435	820	—	—	34,255
INVESTMENT IN SUBSIDIARIES	71,335	—	—	(71,335)	—
OTHER ASSETS	8,687	177	92	—	8,956

TOTAL ASSETS	$253,972	$83,696	$33,747	$(72,267)	$299,148

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,487	$5,751	$3,484	$—	$17,722
Accrued expenses	8,260	6,096	2,748	3,194	20,298
Current portion of long-term debt	80	—	1,711	—	1,791

Total current liabilities	16,827	11,847	7,943	3,194	39,811

INTERCOMPANY (RECEIVABLE) PAYABLE	(24,520)	4,585	19,935	—	—
OTHER LIABILITIES, including post-retirement obligation	4,667	—	101	—	4,768
DEFERRED TAX LIABILITIES	4,136		9	(4,126)	19
LONG-TERM DEBT, net of current portion	206,170	—	1,346	—	207,516
MINORITY INTEREST	—	—	—	342	342

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	9,061	(11,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(24,509)	15,509	(6,751)	(8,758)	(24,509)
Accumulated other comprehensive loss	(1,447)	—	(395)	395	(1,447)

	46,692	67,264	4,413	(71,677)	46,692

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$253,972	$83,696	$33,747	$(72,267)	$299,148

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended May 1, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$49,445	$25,853	$11,575	$(9,188)	$77,685

Cost of Goods Sold	31,108	20,160	9,336	(9,188)	51,416
Selling, General & Administrative Expenses	12,576	4,785	3,643	—	21,004
Amortization	602	164	—	—	766

Operating Expenses	44,286	25,109	12,979	(9,188)	73,186

Operating Income (Loss)	5,159	744	(1,404)	—	4,499

Minority Interest in Loss of Subsidiary	—	—	(36)	—	(36)
Equity in Earnings of Affiliate	—	411	—	—	411
Equity in Earnings of Subsidiaries	(736)	—	—	736	—
Net Interest Expense	5,096	—	27	—	5,123

Income (Loss) Before Income Taxes	(673)	1,155	(1,395)	736	(177)
Income Tax Expense	82	477	19	—	578

Net Income (Loss)	$(755)	$678	$(1,414)	$736	$(755)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended April 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$43,687	$21,324	$11,206	$(4,648)	$71,569

Cost of Goods Sold	27,043	16,391	9,546	(4.648)	48,332
Selling, General & Administrative Expenses	11,321	4,059	2,078	—	17,458
Amortization	874	654	—	—	1,528

Operating Expenses	39,238	21,104	11,624	(4.648)	67,318

Operating Income (Loss)	4,449	220	(418)	—	4,251

Minority Interest in Loss of Subsidiary	—	—	(16)	—	(16)
Equity in Earnings of Affiliate	—	361	—	—	361
Equity in Earnings of Subsidiaries	461	—	—	(461)	—
Net Interest Expense	5,374	—	32	—	5,406

Income (Loss) Before Income Taxes	(464)	581	(434)	(461)	(778)
Income Tax Expense (Benefit)	(367)	(348)	34	—	(681)

Net Income (Loss)	$(97)	$929	$(468)	$(461)	$(97)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended May 1, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(10,673)	$(370)	$660	$(10,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	278	—	278
Additions to property, plant, and equipment	(1,087)	42	(169)	(1,214)

Net cash provided by (used in) investing activities	(1,087)	320	(169)	(936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	10,000	—	104	10,104
Repayments of revolving credit facilities	(4,500)	—	—	(4,500)
Repayments of long-term debt	—	—	(1,567)	(1,567)
Financing costs	(17)	—	—	(17)

Net cash provided by (used in) financing activities	5,483	—	(1,463)	4,020

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	302	302

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,277)	(50)	(670)	(6,997)
CASH AND CASH EQUIVALENTS, beginning of period	6,667	106	4,268	11,041

CASH AND CASH EQUIVALENTS, end of period	$390	$56	$3,598	$4,044

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended April 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(6,500)	$(1,508)	$(425)	$(8,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	1,878	—	1,878
Additions to property, plant, and equipment	(1,581)	(370)	(95)	(2,046)

Net cash provided by (used in) investing activities	(1,581)	1,508	(95)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,500	—	—	1,500
Repayments of revolving credit facilities	(1,500)	—	—	(1,500)
Repayments of long-term debt	(10,000)	—	(1,079)	(11,079)
Dividends to Tandus Group, Inc.	(586)	—	—	(586)
Financing costs	(11)	—	—	(11)

Net cash used in financing activities	(10,597)	—	(1,079)	(11,676)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	309	309

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,678)	—	(1,290)	(19,968)
CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of period	$369	$—	$570	$939

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with and is qualified in its entirety by reference to the Company’s consolidated financial statements and the accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below as a result of a number of factors. See “Forward-Looking Statements.”

GENERAL

Based on annual sales and brand recognition, we are a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate office, education, healthcare, government facilities and retail stores. Because of the diversity of the Company’s end markets, management believes its business tends to be less sensitive to economic downturns than many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions tailored for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus Group.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
	(unaudited)
Net Sales	100.0%	100.0%
Cost of Goods Sold	67.5	66.2

Gross Profit	32.5	33.8
Selling, General & Administrative Expenses	24.4	27.0
Amortization	2.1	1.0

Operating Income	6.0	5.8
Net Interest Expense	7.6	6.6
Net Loss	(0.1)	(1.0)

Thirteen Weeks Ended May 1, 2004 As Compared with the Thirteen Weeks Ended April 26, 2003

Net Sales. Net sales for the thirteen weeks ended May 1, 2004 were $77.7 million, an increase of $6.1 million or 8.5%, from the $71.6 million for the thirteen weeks ended April 26, 2003. Net sales of the Company’s Floorcovering segment were $70.0 million for the thirteen weeks ended May 1, 2004 as compared to $63.8 million for the thirteen weeks ended April 26, 2003, an increase of $6.2 million or 9.7%. The increase in the Floorcovering segment’s net sales was due to improved demand throughout the specified commercial market in the United States. Net sales of the Extrusion segment were $7.7 million for the thirteen weeks ended May 1, 2004 as compared to $7.8 million for the thirteen weeks ended April 26, 2003, a decrease of $0.1 million or 1.2%.

Cost of Goods Sold. Cost of goods sold was $51.4 million for the thirteen weeks ended May 1, 2004 as compared to $48.3 million in the thirteen weeks ended April 26, 2003. As a percentage of sales, these costs were 66.2% and 67.5% for the thirteen weeks ended May 1, 2004 and April 26, 2003, respectively. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs as a result of improved sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $21.0 million for the thirteen weeks ended May 1, 2004, an increase of $3.5 million or 20.0% from $17.5 million in the thirteen weeks ended April 26, 2003. This increase was primarily due to increased salaries, taxes and benefits of $1.0 million, sampling and related costs of $0.3 million, commission of $0.4 million, advertising and other of $0.3 million, currency exchange costs of $0.9 million and legal expenses of $0.6 million. The increased legal and professional fees relate primarily to costs associated with the Employers Mutual Insurance Companies (“EMC”) lawsuit and trial. As a percentage of sales, these expenses, excluding amortization, increased to 27.0% from 24.4% in the prior year.

Amortization. Intangible asset amortization decreased to $0.8 million for the thirteen weeks ended May 1, 2004 as compared to $1.5 million for the thirteen weeks ended April 26, 2003. The decrease was due to the non-compete being fully amortized as of January 31, 2004 and lower amortization of the supply agreement due to the non-cash impairment change during the fourth quarter of fiscal 2003.

Interest Expense. Net interest expense for the thirteen weeks ended May 1, 2004 and April 26, 2003 was $5.1 million and $5.4 million, respectively. Included in net interest expense are charges of $0.2 million, to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt during the thirteen weeks ended April 26, 2003.

Income Taxes. The Company has income tax expense of $0.6 million for the thirteen weeks ended May 1, 2004 versus a tax benefit of $0.8 million for the thirteen weeks ended April 26, 2003. The tax expense is a result of profitability in the Company’s domestic operations during the thirteen weeks ended May 1, 2004 and a loss in the Company’s foreign operations, against which no tax benefit was recognized. A tax benefit was recorded in the thirteen weeks ended April 26, 2003, attributable to a loss in the Company’s domestic operations and to certain state income tax credits obtained during fiscal 2003.

Net Loss. Net loss for the thirteen weeks ended May 1, 2004 increased to a net loss of $0.8 million from a net loss of $0.1 million in the thirteen weeks ended April 26, 2003. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, plus Chroma cash dividends, minority interest in income (loss) of subsidiary, less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended May 1, 2004 decreased to $8.1 million from $10.2 million in the thirteen weeks ended April 26, 2003. The decrease in adjusted EBITDA was primarily due to the $1.6 million dollar reduction in Chroma cash dividends. During the thirteen weeks ended April 26, 2003, Chroma distributed a special cash dividend related to the refinancing of its debt. As a percentage of sales, Adjusted EBITDA was 10.5% in the thirteen weeks ended May 1, 2004 compared to 14.2% in the thirteen weeks ended April 26, 2003. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The

Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with certain senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net loss to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	April 26, 2003	May 1, 2004
Net loss	$(97)	$(755)
Income tax expense (benefit)	(681)	578
Net interest expense	5,406	5,123
Depreciation	2,512	2,586
Amortization	1,528	766
Chroma cash dividends	1,878	278
Equity in earnings in Chroma	(361)	(411)
Minority interest in loss of subsidiary	(16)	(36)

Adjusted EBITDA	$10,169	$8,129

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal cash needs have historically been for operating expenses, working capital, debt repayment and capital expenditures. The Company has financed its cash requirements through internally generated cash flow, borrowings and the offering of the 9.75% Notes.

Net cash used by operating activities in the thirteen weeks ended May 1, 2004 was $10.4 million compared to net cash used of $8.4 million in the thirteen weeks ended April 26, 2003. The change is due primarily to increased working capital requirements of $1.5 million and increased net operating expenses of $0.5 million.

Net cash used in investing activities in the thirteen weeks ended May 1, 2004 was $0.9 million compared to $0.2 million in the thirteen weeks ended April 26, 2003. The increase in cash used in investing activities was due to reduced capital expenditures and lower distributions received from the investment in Chroma. Capital expenditures for the thirteen weeks ended May 1, 2004 were $1.2 million compared to $2.0 million for the thirteen weeks ended April 26, 2003. Capital expenditures during the remainder of fiscal 2004 are expected to range from $8.0 million to $10.0 million.

Net cash provided by financing activities in the thirteen weeks ended May 1, 2004 was $4.0 million compared to net cash used of $11.7 million in the thirteen weeks ended April 26, 2003. The increase in cash provided by financing activities was due primarily to increased net borrowings of $10.0 million and lower voluntary debt repayments during the thirteen weeks ended May 1, 2004.

The Company has significant indebtedness which consists of $175.0 million in senior subordinated notes due 2010; a $109.0 million credit facility which, at May 1, 2004 had an outstanding balance of $31.0 million in term loan borrowings and $5.6 million in revolving line of credit borrowings; $0.3 million in purchase money indebtedness and $1.1 million in sinking funds bonds under Crossley. As of May 1, 2004, the Company’s $50.0 million revolving line of credit had borrowings of $5.5 million and $1.1 million letters of credit outstanding leaving total availability of $43.4 million. The Company was in compliance with all covenants as of May 1, 2004.

During the first quarter of fiscal 2004, the Company leased a facility to be used for a carpet tile production facility in Suzhou, China. Products manufactured at this facility will be sold into mainland China and throughout southeast Asia. Although no funding was required beyond the initial investment made of $3.0 million during fiscal 2003, additional funding of approximately $2.0 million is anticipated, primarily during the remainder of fiscal 2004.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The amount due on each date during fiscal 2004 is $8.5 million.

During March 2004, a jury found in favor of EMC related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages totaling $0.8 million. The Company has accrued the full judgment of $0.8 million. During the thirteen weeks ended May 1, 2004, the Company paid approximately $0.7 million of legal expenses related to this lawsuit. The Company continues to deny liability and is evaluating its options, which include a motion for a new trial. If the Company pursues those options and is unsuccessful, it will be required to pay the $0.8 million judgment, and related legal and professional fees.

The Company’s ability to make scheduled payments of principal, interest, or to refinance its indebtedness, depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond its control. The Company’s business may not generate sufficient cash flow from operations, and future borrowings may not be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures. The Company periodically evaluates potential acquisitions of businesses, which complement its existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, the Company may determine to finance any such transaction with existing sources of liquidity.

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The newly amended principal financial covenants are as follows:

	Q1	Q2	Q3	Q4	Thereafter
Fixed charge coverage ratio	1.00:1.00	1.00:1.00	1.00:1.00	1.10:1.00	1.10:1.00
Interest coverage ratio	1.75:1.00	1.75:1.00	1.85:1.00	2.00:1.00	2.25:1.00

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.3:1.0 and 2.08:1.0, respectively, at May 1, 2004. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants for the thirteen weeks ended May 1, 2004 and, with the amendment, expects to remain in compliance throughout fiscal 2004, although no assurances can be given.

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

On April 30, 2004, Koch Industries, Inc. finalized its acquisition of Invista Inc. The Company’s management anticipates little or no disruption in shipments that are currently supplied by Invista.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). Generally, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its operations. FIN 46 requires a VIE to be consolidated by the company if it is subject to a majority of the risk of loss from the variable interest entity’s operations or entitled to receive a majority of the entity’s residual returns. FIN 46 requires consolidation of a VIE created after January 31, 2003 and initially applied to existing variable interest entities in the first year or interim period beginning after June 15, 2003. In October 2003, a FASB Staff position, No. FIN 46-6, was issued, which deferred the implementation of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 when an interest in a VIE was created before February 1, 2003. The Company adopted the provisions of FIN 46 effective October 26, 2003, which did not have an impact on our financial position, results of operations or cash flows.

The Company’s wholly owned subsidiary Monterey Carpets, Inc. (“Monterey Carpets”) holds a variable interest in a partnership, Chroma Systems Partners (“Chroma”), described in further detail in Note 13 to the consolidated financial statements included herein. The Company currently accounts for the partnership under the equity method of accounting. Although the partnership qualifies as a VIE, the Company does not qualify as a primary beneficiary and is not required to consolidate the partnership. Consolidated net income for the period and the Company’s partnership equity at the end of the period are the same whether the investment in the partnership is accounted for under the equity method or the partnership is consolidated. Any change in disclosure or presentation has no impact on the Company’s debt covenants. The Company’s maximum exposure to loss as a result of its involvement with the partnership is limited primarily to its initial investment in the partnership and its undistributed share of the partnership’s earnings. The partners have historically financed the operation of the partnership by utilizing the initial capital contributions of the partners, internally generated funds and proceeds from the third party loans. To the extent that the operations of the partnership cannot be financed in this manner, the partnership agreement allows for a call for additional capital contributions, which is obligatory to the partners. Historical and current results of the partnership’s operations indicate that current sources of funds will continue to be adequate, and that no such call for an additional capital contribution should be required.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance could be accounted for as either a liability or equity, to require liability treatment for those instruments in a company’s statement of financial position. This statement is effective for our interim periods beginning after December 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB statements No. 87, 88, and 106” (“SFAS No. 132”). The revision of SFAS No. 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS No. 132 is effective for our consolidated financial statements as of January 31, 2004 and did not have an impact on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 3 to the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our significant accounting policies include:

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. In addition to the annual impairment tests required by SFAS No. 142, the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the goodwill and indefinite lived intangible asset associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

FORWARD-LOOKING STATEMENTS

The Company has made in this Form 10-Q and from time to time may make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to investors. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; continued compliance with the covenants under the Company’s Senior Credit Facility; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; environmental matters; and other risks described in the Company’s Securities and Exchange Commission filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although the Company is not subject to material foreign currency exchange risk, it is exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. As of May 1, 2004, the Company had variable rate debt of $36.5 million and fixed rate debt of $176.8 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. See Note 11 to the accompanying consolidated financial statements. The impact on our results of operations of a one-point rate change on the outstanding balance of our term loan as of the thirteen weeks ended May 1, 2004 would be approximately $0.2 million, net of tax.

Item 4.	Controls and Procedures

As of May 1, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II Other Information

Item 1.	Legal Proceedings

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002, alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, resulting in irreversible damage to the carpet. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims included express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure were tried to a jury. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of the carpet.

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The Company continues to deny liability and is evaluating its options, which include filing a motion for judgment as a matter of law pursuant to Rule 50 of the Federal Rules of Civil Procedure and a motion for a new trial. The judgment award of $0.8 million has been recorded as an accrued liability in the January 31, 2004 consolidated balance sheet. The Company incurred legal expenses during the thirteen weeks ended May 1, 2004 related to the EMC lawsuit of approximately $0.7 million. These expenses are included in the Company’s consolidated statement of operations.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Second Amendment to Senior Credit Facility, dated May 1, 2004

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K: Disclosure of filing delay of Form 10-K, dated April 30, 2004

Current Report on Form 8-K: Fourth quarter and year-end earnings press release, dated April 30, 2004

Current Report on Form 8-K: Press Release regarding resignation of Darrel McCay, Chief Financial Officer, dated     February 6, 2004

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro Chief Financial Officer (duly authorized officer and principal financial and accounting officer)