Form 10-Q
period 2004-07-31
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2004-09-14
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-22791

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

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of September 10, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2004	July 31, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,041	$10,024
Accounts receivable, net of allowances of $918 and $856 in fiscal 2003 and 2004, respectively	36,019	51,269
Inventories	35,463	43,916
Deferred tax assets	4,013	4,850
Prepaid expenses and other	4,961	2,449

Total current assets	91,497	112,508

PROPERTY, PLANT AND EQUIPMENT, net	66,062	64,243

GOODWILL	98,378	98,378

OTHER INTANGIBLE ASSETS, net	34,255	32,722

OTHER ASSETS	8,956	8,562

TOTAL ASSETS	$299,148	$316,413

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,722	$19,464
Accrued expenses	20,298	29,177
Current portion of long-term debt	1,791	1,553

Total current liabilities	39,811	50,194

OTHER LIABILITIES, including post-retirement benefit obligation	4,768	4,306

DEFERRED TAX LIABILITIES	19	1,615

LONG-TERM DEBT, net of current portion	207,516	206,121

MINORITY INTEREST	342	320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock; $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2003 and 2004	—	—
Paid-in capital	72,648	72,648
Retained deficit	(24,509)	(17,313)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(493)	(524)
Minimum pension liability adjustment, net of tax	(954)	(954)

Total stockholder’s equity	46,692	53,857

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$299,148	$316,413

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and In Thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
NET SALES	$93,931	$99,602	$165,500	$177,287

COST OF GOODS SOLD	59,169	60,567	107,501	111,983
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	19,452	20,130	36,910	41,134
AMORTIZATION	1,528	765	3,056	1,531

OPERATING EXPENSES	80,149	81,462	147,467	154,648

OPERATING INCOME	13,782	18,140	18,033	22,639

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY	32	14	16	(22)
EQUITY IN EARNINGS OF AFFILIATE	326	365	687	776
NET INTEREST EXPENSE	5,199	5,150	10,605	10,273

INCOME BEFORE INCOME TAXES	8,877	13,341	8,099	13,164
INCOME TAX EXPENSE	3,799	5,390	3,118	5,968

NET INCOME	$5,078	$7,951	$4,981	$7,196

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2004

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock		Paid - in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		Total
	Shares	Amount			Foreign Currency Translation Adjustment	Minimum Pension Liability
BALANCE, January 31, 2004	1,000	$—	$72,648	$(24,509)	$(493)	$(954)	$46,692

Net income	—	—	—	7,196	—	—	7,196
Foreign currency translation Adjustment	—	—	—	—	(31)	—	(31)

Total Comprehensive Income (Loss)	—	—	—	7,196	(31)	—	7,165

BALANCE, July 31, 2004	1,000	$—	$72,648	$(17,313)	$(524)	$(954)	$53,857

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,981	$7,196

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	5,024	5,119
Amortization of other intangible assets	3,056	1,531
Amortization and write-off of deferred financing fees	630	840
Change in deferred income tax	(616)	759
Equity in earnings of affiliate	(687)	(776)
Minority interest in income (loss) of subsidiary	16	(22)
Changes in operating assets and liabilities:
Accounts receivable	(13,726)	(15,250)
Inventories	(8,830)	(8,453)
Accounts payable	6,193	1,742
Accrued expenses	7,010	8,879
Other, net	(683)	1,695

Total adjustments	(2,613)	(3,936)

Net cash provided by operating activities	2,368	3,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	2,282	922
Additions to property, plant, and equipment	(4,130)	(3,411)

Net cash used in investing activities	(1,848)	(2,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,500	15,280
Repayments of revolving credit facility	(3,500)	(15,280)
Repayments of long-term debt	(11,130)	(1,573)
Cash dividends to Tandus Group, Inc.	(2,263)	—
Financing costs	(18)	(237)

Net cash used in financing activities	(13,411)	(1,810)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	318	22

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,573)	(1,017)

CASH AND CASH EQUIVALENTS, beginning of period	20,907	11,041

CASH AND CASH EQUIVALENTS, end of period	$8,334	$10,024

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended January 31, 2004, which was filed in May 2004 with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Inventories

Net inventory balances are summarized below (in thousands):

	January 31, 2004	July 31, 2004
		(Unaudited)
Raw materials	$16,074	$21,942
Work in process	5,153	7,458
Finished goods	14,236	14,516

	$35,463	$43,916

6. Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $6.0 million and $5.7 million for the twenty-six weeks ended July 31, 2004 and July 26, 2003, respectively, and $3.5 million and $3.4 million for the thirteen weeks ended July 31, 2004 and July 26, 2003, respectively.

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

7. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 31, 2004	July 31, 2004
		(Unaudited)
Payroll and employee benefits	$5,952	$8,385
Accrued taxes	—	5,068
Customer claims	2,206	2,716
Accrued interest	8,145	8,172
Accrued professional fees	2,862	3,197
Other	1,133	1,639

	$20,298	$29,177

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 27, 2002.

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization as of July 31, 2004 are as follows:

	July 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(12,000)
Patent	27,000	(18,383)
Supply Agreement	8,000	(7,508)

Total	$47,000	$(37,891)

The Company’s non-compete with its former parent was being amortized over a seven-year period using the double-declining balance method and was fully amortized as of January 31, 2004. The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement is being amortized over a three-year period using the straight-line method. In the fourth quarter of fiscal 2003, CAF Extrusion, Inc. (“Extrusion”), a wholly-owned subsidiary, recorded a non-cash impairment charge of $1.6 million, net of tax, related to the supply agreement with the seller. The impairment charge was to reduce the net carrying value of the supply agreement to its fair value.

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Aggregate amortization expense	$1,528	$765	$3,056	$1,531

Estimated amortization expense:
Fiscal 2004	$3,090
Fiscal 2005	$2,639
Fiscal 2006	$2,450
Fiscal 2007	$2,455
Fiscal 2008	$—

For the period ended July 31, 2004, there were no changes to the carrying value of goodwill.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stock Based Compensation

As of July 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 13 of the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 31, 2004, which was filed in May 2004 with the Securities and Exchange Commission. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounts for these options as variable options and records expense based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of July 31, 2004 and July 26, 2003, the Company had not recorded any expense related to this plan as the Company had not achieved its earnings targets, and the fair market value of the Company’s common stock has not increased from the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to the stock-based employee compensation (in thousands).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Net income as reported	$5,078	$7,951	$4,981	$7,196
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(7)	(10)	(15)	(18)

Proforma net income	$5,071	$7,941	$4,966	$7,178

10. Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments, that under previous guidance could be accounted for as either a liability or equity, to require liability treatment for those instruments in a company’s statement of financial position. This statement is effective for our interim periods beginning after December 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132”). The revision of SFAS No. 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS No. 132 is effective for our consolidated financial statements as of January 31, 2004 and did not have an impact on our financial position, results of operations or cash flows.

11. Long-Term Debt

On August 18, 2004, the Company executed Amendment No. 3 (the “Amendment”) to its Senior Credit Facility. The Amendment provides for, among other things, 1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to the Company’s facility located in Truro, Nova Scotia, 2) the disposal of and/or transfer to Collins & Aikman Floorcoverings, Inc. of substantially all of the remaining Santa Ana, California fixed assets and transfer all or substantially all of the accounts receivable, inventory and other liquid current assets from its Monterey Carpets, Inc. legal entity to Collins & Aikman Floorcoverings, Inc., 3) the release of Monterey Carpets as a subsidiary guarantor under the

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, 4) the exclusion from the calculation of covenants of the costs incurred in connection with the consolidation of up to $10.0 million, and 5) the reduction of the credit spread to Libor plus 2.75 on the Term B Loan. The Amendment further authorizes the collateral agent to release any and all liens held by the collateral agent in or on the assets to be transferred from Santa Ana, California to Truro, Nova Scotia.

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants are as follows:

	Q1	Q2	Q3	Q4	Thereafter
Fixed charge coverage ratio	1.00:1.00	1.00:1.00	1.00:1.00	1.10:1.00	1.10:1.00
Interest coverage ratio	1.75:1.00	1.75:1.00	1.85:1.00	2.00:1.00	2.25:1.00

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.49:1.00 and 2.29:1.00, respectively, at July 31, 2004. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants as of July 31, 2004 and expects to remain in compliance throughout fiscal 2004, although no assurances to that effect can be given.

Total net interest expense was $5.2 million and $5.2 million for the thirteen weeks ended July 31, 2004 and July 26, 2003, respectively, which included minimal interest income. Total net interest expense was $10.3 and $10.6 million for the twenty-six weeks ended July 31, 2004 and July 26, 2003, respectively, which included minimal interest income.

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

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 15.8% and 37.0% of sales and its second largest customer accounted for 10.2% and 10.3% of sales in the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides certain financial information by segment (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Net Sales to External Customers
Floorcoverings	$86,743	$94,917	$150,540	$164,927
Extrusion	7,188	4,685	14,960	12,360

Total Sales to External Customers	$93,931	$99,602	$165,500	$177,287

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Adjusted EBITDA
Floorcoverings	$16,881	$21,484	$25,662	$28,133
Extrusion	1,346	598	2,733	2,078

Total Adjusted EBITDA	$18,227	$22,082	$28,395	$30,211

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Net income	$5,078	$7,951	$4,981	$7,196
Income taxes	3,799	5,390	3,118	5,968
Net interest expense	5,199	5,150	10,605	10,273
Depreciation	2,512	2,533	5,024	5,119
Amortization	1,528	765	3,056	1,531
Chroma cash dividends	405	644	2,282	922
Equity in earnings in Chroma	(326)	(365)	(687)	(776)
Minority interest in income (loss) of subsidiary	32	14	16	(22)

Adjusted EBITDA	$18,227	$22,082	$28,395	$30,211

	As of January 31, 2004	As of July 31, 2004
Consolidated Assets
Floorcoverings	$267,090	$287,470
Extrusion	32,058	28,943

Total Consolidated Assets	$299,148	$316,413

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Investment in Equity Affiliate

Monterey Color Systems, Inc., a wholly owned subsidiary of Monterey Carpets, Inc. (“Monterey Carpets”), has a fifty percent (50%) ownership interest in Chroma Systems Partners (“Chroma”), which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over Chroma, the Company accounts for its interest in Chroma under the equity method of accounting. The unaudited condensed financial information of Chroma for the twenty-six weeks ended July 31, 2004 and July 26, 2003, and as of July 31, 2004 and January 31, 2004 are summarized below:

	As of January 31, 2004	As of July 31, 2004
Current Assets	$2,203	$2,094
Non-current Assets	7,925	7,861

Total Assets	$10,128	$9,955

Current Liabilities	$1,517	$1,105
Long Term Debt	8,513	8,420
Partners’ Capital	98	430

Total Liabilities and Partners’ Capital	$10,128	$9,955

	Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004
Net Sales	$8,872	$10,172
Cost of Goods Sold	7,004	8,100

Gross Profit	1,868	2,072
Income From Operations	1,412	1,573
Net Income	1,338	1,477

On August 11, 2004, Monterey Carpets gave notice to The Dixie Group, Inc. (“Dixie”) that it has elected to terminate its supply arrangement with Chroma effective August, 2005. Chroma currently dyes and finishes substantially all of Monterey Carpets’ carpet production and Dixie’s Fabrica Division’s carpet production and performs dyeing and finishing operations for other carpet mills. Under the terms of the partnership agreement, Monterey Carpets’ decision will effectively give Dixie the option to acquire Monterey Carpets’ interest in the partnership for a nominal value and assume full control of Chroma’s operations when the supply agreement terminates.

14. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Net Income	$5,078	$7,951	$4,981	$7,196
Other Comprehensive Income (Loss): Foreign Currency Translation Adjustments	245	21	660	(31)

Comprehensive Income	$5,323	$7,972	$5,641	$7,165

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments & Contingencies

During March 2004, a jury found in favor of Employers Mutual Insurance Companies (“EMC”) related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages totaling $0.8 million. The Company has accrued the full judgment amount of $0.8 million as of January 31, 2004. During the thirteen and twenty-six weeks ended July 31, 2004, the Company incurred approximately $0.0 million and $0.5 million, respectively, of legal expenses related to this lawsuit. The Company continues to deny liability and is evaluating its options, which include a motion for a new trial. If the Company pursues those options and is unsuccessful, it will be required to pay the full judgment amount and related legal and professional fees. Subsequent to the end of the second quarter of fiscal 2004, the judgment amount was reduced from $0.8 million to $0.6 million. However, the reduction may be appealed by EMC through September 20, 2004.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility. The plan to close the facility was approved on August 9, 2004, and is expected to be complete by the end of the Company’s first fiscal quarter in 2005. It is anticipated that there will be one-time costs of approximately $6.4 million consisting of severance, moving, reinstallation, professional fees and other costs. In addition the Company anticipates capital expenditures of approximately $2.8 million related to the move. No costs have been incurred or accrued as of July 31, 2004.

16. Employee Benefit Plans

The Company maintains a defined benefit program for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the plan. Participant accounts are credited with interest at the rates defined by the plan. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the plan beyond minimum funding requirements as is deemed appropriate by management. Plan assets at July 31, 2004 and January 31, 2004 were invested primarily in mutual funds and money market funds.

Net periodic pension cost for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 26, 2003 was comprised of the following components:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	(25)	(136)	145	137
Expected return on plan assets	23	65	(130)	(181)
Recognized net actuarial losses	(12)	(88)	73	49

Net periodic pension cost (benefit)	$(14)	$(159)	$88	$5

Employer contributions of $0.3 million and $0.2 million were made for the thirteen weeks ended July 31, 2004 and July 26, 2003, and $0.5 million and $0.5 million were made for the twenty-six weeks ended July 31, 2004 and July 26, 2003, respectively. There is no additional minimum employer contribution required for the remainder of fiscal 2004.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net periodic pension cost for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 26, 2003 was comprised of the following components:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Service cost – benefits earned during the period	$166	$198	$199	$279
Interest cost on projected benefit obligation	152	128	182	202
Expected return on plan assets	(154)	(145)	(185)	(220)
Recognized net actuarial losses	2	1	3	1

Net periodic pension cost	$166	$182	$199	$262

Employer contributions for fiscal 2004 are dependent upon the amounts contributed by employees and were $0.1 million and $0.2 million for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 26, 2003, respectively. Company contributions are expected to be approximately $0.3 million in fiscal 2004.

Postretirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect. The plan is unfunded.

Net periodic postretirement benefit costs for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 26, 2003 was comprised of the following components:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Service cost – benefits earned during the period	$56	$37	$80	$83
Interest cost on projected benefit obligation	43	28	60	62

Net periodic postretirement benefit cost	$99	$65	$140	$145

17.	Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by the Company’s domestic subsidiaries. Effective August 18, 2004, Monterey Carpets, Inc. was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109 million Senior Credit Facility, which was amended by the Company on February 20, 2002, May 1, 2004 and August 18, 2004. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of July 31, 2004 is $214.4 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. The condensed consolidating financial information of the Company and its subsidiaries as of July 31, 2004 and January 31, 2004, and for each of the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 26, 2003 are as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

July 31, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,290	$—	$3,734	$—	$10,024
Accounts receivable, net	33,056	11,218	6,995	—	51,269
Inventories	22,078	12,233	9,605	—	43,916
Deferred tax assets	3,290	859	701	—	4,850
Prepaid expenses and other	783	448	1,218	—	2,449

Total current assets	65,497	24,758	22,253	—	112,508

PROPERTY, PLANT AND EQUIPMENT, net	32,674	19,838	11,731	—	64,243
DEFERRED TAX ASSETS	—	2,225	1,871	(4,096)	—
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	32,230	492	—	—	32,722
INVESTMENT IN SUBSIDIARIES	71,059	—	—	(71,059)	—
OTHER ASSETS	8,468	3	91	—	8,562

TOTAL ASSETS	$272,314	$83,308	$35,946	$(75,155)	$316,413

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,483	$5,400	$4,581	$—	$19,464
Accrued expenses	18,506	7,666	3,005	—	29,177
Current portion of long-term debt	241	—	1,312	—	1,553

Total current liabilities	28,230	13,066	8,898	—	50,194

INTERCOMPANY (RECEIVABLE) PAYABLE	(25,715)	1,586	24,129	—	—
OTHER LIABILITES, including post- retirement obligation	4,222	—	84	—	4,306
DEFERRED TAX LIABILITES	5,711	—	—	(4,096)	1,615
LONG-TERM DEBT, net of current portion	206,009	—	112	—	206,121
MINORITY INTEREST	—	—	—	320	320

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	9,061	(11,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(17,313)	16,901	(8,410)	(8,491)	(17,313)
Accumulated other comprehensive loss	(1,478)	—	(426)	426	(1,478)

Total stockholders’ equity	53,857	68,656	2,723	(71,379)	53,857

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$272,314	$83,308	$35,946	$(75,155)	$316,413

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,667	$106	$4,268	$—	$11,041
Accounts receivable, net	18,443	10,882	6,694	—	36,019
Inventories	15,586	11,124	8,753	—	35,463
Deferred tax assets	2,677	633	703	—	4,013
Prepaid expenses and other	524	105	1,138	3,194	4,961

Total current assets	43,897	22,850	21,556	3,194	91,497

PROPERTY, PLANT AND EQUIPMENT, net	34,232	21,607	10,223	—	66,062
DEFERRED TAX ASSETS	—	2,250	1,876	(4,126)	—
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	33,435	820	—	—	34,255
INVESTMENT IN SUBSIDIARIES	71,335	—	—	(71,335)	—
OTHER ASSETS	8,687	177	92	—	8,956

TOTAL ASSETS	$253,972	$83,696	$33,747	$(72,267)	$299,148

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,487	$5,751	$3,484	$—	$17,722
Accrued expenses	8,260	6,096	2,748	3,194	20,298
Current portion of long-term debt	80	—	1,711	—	1,791

Total current liabilities	16,827	11,847	7,943	3,194	39,811

INTERCOMPANY (RECEIVABLE) PAYABLE	(24,520)	4,585	19,935	—	—
OTHER LIABILITIES, including post-retirement obligation	4,667	—	101	—	4,768
DEFERRED TAX LIABILITIES	4,136	—	9	(4,126)	19
LONG-TERM DEBT, net of current portion	206,170	—	1,346	—	207,516
MINORITY INTEREST	—	—	—	342	342

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	9,061	(11,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(24,509)	15,509	(6,751)	(8,758)	(24,509)
Accumulated other comprehensive loss	(1,447)	—	(395)	395	(1,447)

Total stockholders’ equity	46,692	67,264	4,413	(71,677)	46,692

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$253,972	$83,696	$33,747	$(72,267)	$299,148

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Income

For the Thirteen Weeks Ended July 31, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$72,161	$25,139	$13,773	$(11,471)	$99,602

Cost of Goods Sold	40,999	19,663	11,376	(11,471)	60,567
Selling, General & Administrative Expenses	13,060	4,508	2,562	—	20,130
Amortization	602	163	—	—	765

Operating Expenses	54,661	24,334	13,938	(11,471)	81,462

Operating Income	17,500	805	(165)	—	18,140

Minority Interest in Income of Subsidiary	—	—	14	—	14
Equity in Earnings of Affiliate	—	365	—	—	365
Equity in Earnings of Subsidiaries	490	—	—	(490)	—
Net Interest Expense	5,123	—	27	—	5,150

Income (Loss) Before Income Taxes	12,867	1,170	(206)	(490)	13,341

Income Tax Expense	4,916	456	18	—	5,390

Net Income (Loss)	$7,951	$714	$(224)	$(490)	$7,951

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statement of Income

For the Thirteen Weeks Ended July 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$64,962	$23,438	$11,831	$(6,300)	$93,931

Cost of Goods Sold	37,527	17,743	10,199	(6,300)	59,169
Selling, General & Administrative Expenses	13,066	4,681	1,705	—	19,452
Amortization	874	654	—	—	1,528

Operating Expenses	51,467	23,078	11,904	(6,300)	80,149

Operating Income (Loss)	13,495	360	(73)	—	13,782

Minority Interest in Income of Subsidiary	—	—	32	—	32
Equity in Earnings of Affiliate	—	326	—	—	326
Equity in Earnings of Subsidiaries	215	—	—	(215)	—
Net Interest Expense	5,151	—	48	—	5,199

Income (Loss) Before Income Taxes	8,559	686	(153)	(215)	8,877

Income Tax Expense	3,481	282	36	—	3,799

Net Income (Loss)	$5,078	$404	$(189)	$(215)	$5,078

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statement of Income

For the Twenty-Six Weeks Ended July 31, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$121,606	$50,992	$25,348	$(20,659)	$177,287

Cost of Goods Sold	72,107	39,823	20,712	(20,659)	111,983
Selling, General & Administrative Expenses	25,636	9,293	6,205	—	41,134
Amortization	1,204	327	—	—	1,531

Operating Expenses	98,947	49,443	26,917	(20,659)	154,648

Operating Income (Loss)	22,659	1,549	(1,569)	—	22,639

Minority Interest in Loss of Subsidiary	—	—	(22)	—	(22)
Equity in Earnings of Affiliate	—	776	—	—	776
Deficit in Earnings of Subsidiaries	(246)	—	—	246	—
Net Interest Expense	10,219	—	54	—	10,273

Income (Loss) Before Income Taxes	12,194	2,325	(1,601)	246	13,164

Income Tax Expense	4,998	933	37	—	5,968

Net Income (Loss)	$7,196	$1,392	$(1,638)	$246	$7,196

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Income

For the Twenty-Six Weeks Ended July 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$108,649	$44,762	$23,037	$(10,948)	$165,500

Cost of Goods Sold	64,570	34,134	19,745	(10,948)	107,501
Selling, General & Administrative Expenses	24,387	8,740	3,783	—	36,910
Amortization	1,748	1,308	—	—	3,056

Operating Expenses	90,705	44,182	23,528	(10,948)	147,467

Operating Income (Loss)	17,944	580	(491)	—	18,033

Minority Interest in Income of Subsidiary	—	—	16	—	16
Equity in Earnings of Affiliate	—	687	—	—	687
Equity in Earnings of Subsidiaries	676	—	—	(676)	—
Net Interest Expense	10,525	—	80	—	10,605

Income (Loss) Before Income Taxes	8,095	1,267	(587)	(676)	8,099

Income Tax Expense (Benefit)	3,114	(66)	70	—	3,118

Net Income (Loss)	$4,981	$1,333	$(657)	$(676)	$4,981

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended July 31, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(11,588)	$(736)	$15,584	$3,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	922	—	922
Additions to property, plant and equipment	(932)	(186)	(2,293)	(3,411)

Net cash (used in) provided by investing activities	(932)	736	(2,293)	(2,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,280	—	—	15,280
Repayments of revolving credit facilities	(15,280)			(15,280)
Repayments of long-term debt	—	—	(1,573)	(1,573)
Financing costs	(237)	—	—	(237)

Net cash used in financing activities	(237)	—	(1,573)	(1,810)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	22	22

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,757)	—	11,740	(1,017)

CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	(8,006)	11,041

CASH AND CASH EQUIVALENTS, end of period	$6,290	$—	$3,734	$10,024

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Twenty-Six Weeks Ended July 26, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$3,876	$(1,758)	$250	$2,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	2,282	—	2,282
Additions to property, plant and equipment	(2,772)	(476)	(882)	(4,130)

Net cash provided by (used in) investing activities	(2,772)	1,806	(882)	(1,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,500	—	—	3,500
Repayments of revolving credit facility	(3,500)	—	—	(3,500)
Repayments of long-term debt	(10,000)	—	(1,130)	(11,130)
Dividends to Tandus Group, Inc.	(2,263)	—	—	(2,263)
Financing Costs	(18)	—	—	(18)

Net cash used in financing activities	(12,281)	—	(1,130)	(13,411)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	318	318

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,177)	48	(1,444)	(12,573)

CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of period	$7,870	$48	$416	$8,334

18. Subsequent Events

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility. The plan to close the facility was approved on August 9, 2004, and is expected to be complete by the end of the Company’s first fiscal quarter in 2005. It is anticipated that there will be one-time costs of approximately $6.4 million consisting of severance, moving, reinstallation, professional fees and other costs. In addition the Company anticipates capital expenditures of approximately $2.8 million related to the move. No costs have been incurred or accrued as of July 31, 2004.

On August 11, 2004, Monterey gave notice to Dixie that it has elected to terminate its supply arrangement with Chroma effective August 2005. Chroma currently dyes and finishes substantially all of Monterey’s carpet production and Dixie’s Fabrica Division’s carpet production and performs dyeing and finishing operations for other carpet mills. Under the terms of the partnership agreement, Monterey’s decision will effectively give Dixie the option to acquire Monterey’s interest in the partnership for a nominal value and assume full control of Chroma’s operations when the supply agreement terminates.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 18, 2004, the Company executed Amendment No. 3 (the “Amendment”) to its Senior Credit Facility. The amendment provides for, among other things, 1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to the Company’s facility, located in Truro, Nova Scotia, 2) the disposal of and/or transfer to Collins & Aikman Floorcoverings, Inc. of substantially all of the remaining Santa Ana, California fixed assets and transfer all or substantially all of the accounts receivable, inventory and other liquid current assets from its Monterey Carpets, Inc. legal entity to Collins & Aikman Floorcoverings, Inc., 3) the release of Monterey Carpets, Inc. as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, 4) the exclusion from the calculation of covenants of the costs incurred in connection with the consolidation of up to $10.0 million, and 5) the reduction of the credit spread to Libor plus 2.75 on the Term B Loan. The Amendment further authorizes the collateral agent to release any and all liens held by the collateral agent in or on the assets to be transferred from Santa Ana, California to Truro, Nova Scotia.

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

GENERAL

Based on annual sales and brand recognition, Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a leading manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. Because of the diversity of the Company’s end markets, management believes its business tends to be less sensitive to economic downturns than many of its competitors, which rely more heavily on the corporate market. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions tailored for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus Group.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004	July 26, 2003	July 31, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	63.0	60.8	65.0	63.2

Gross Profit	37.0	39.2	35.0	36.8
Selling, General & Administrative Expenses	20.7	20.2	22.3	23.2
Amortization	1.6	0.8	1.8	0.8

Operating Income	14.7	18.2	10.9	12.8
Net Interest Expense	5.5	5.2	6.4	5.8
Net Income	5.4	8.0	3.0	4.1
Adjusted EBITDA	19.4	22.2	17.2	17.0

Thirteen Weeks Ended July 31, 2004 As Compared with the Thirteen Weeks Ended July 26, 2003

Net Sales. Net sales for the thirteen weeks ended July 31, 2004 were $99.6 million, an increase of 6.1% from the $93.9 million for the thirteen weeks ended July 26, 2003. Net sales of the Company’s Floorcovering segment were $94.9 million for the thirteen weeks ended July 31, 2004 as compared to $86.7 million for the thirteen weeks ended July 26, 2003, an increase of $8.3 million or 9.6%. The increase in the Floorcovering segment’s net sales was due to improved demand throughout the specified commercial market in the United States. Net sales of the Extrusion segment were $4.7 million for the thirteen weeks ended July 31, 2004 as compared to $7.2 million for the thirteen weeks ended July 26, 2003, a decrease of $2.5 million or 34.8%. The reduction in sales for the Extrusion segment was due to lower sales to the Extrusion segment’s two largest customers as well as increased usage by the Company’s Floorcovering segment. The reduction was partially offset by increased sales to new and existing external customers as well as increased usage by the Company’s Floorcovering segment.

Cost of Goods Sold. Cost of goods sold was $60.6 million for the thirteen weeks ended July 31, 2004 as compared to $59.2 million in the thirteen weeks ended July 26, 2003. As a percentage of sales, costs of goods sold were 60.8% and 63.0% for the thirteen weeks ended July 31, 2004 and July 26, 2003, respectively. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs as a result of improved sales volume, increased usage of yarn from the Company’s Extrusion facility and cost manufacturing improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $20.1 million for the thirteen weeks ended July 31, 2004, an increase of 3.1% from $19.5 million in the thirteen weeks ended July 26, 2003. This increase was primarily due to increased salaries, taxes and benefits of $0.8 million, sampling and related costs of $0.6 million, commissions of $0.1 million, and currency exchange costs of $0.3 million, partially offset by lower legal and professional expenses of $0.9 million and advertising and other of $0.2 million. As a percentage of sales, these expenses decreased to 20.2% from 20.7% in the prior year.

Amortization. Intangible asset amortization decreased to $0.8 million for the thirteen weeks ended July 31, 2004 as compared to $1.5 million for the thirteen weeks ended July 26, 2003. The decrease was due to the Company’s non-compete with its former parent being fully amortized as of January 31, 2004, and lower amortization of the extrusion supply agreement due to the non-cash impairment charge during the fourth quarter of fiscal 2003.

Interest Expense. Net interest expense for the thirteen weeks ended July 31, 2004 and thirteen weeks ended July 26, 2003 was $5.2 million for both periods, which included minimal interest income.

Income Taxes. The Company had income tax expense of $5.4 million for the thirteen weeks ended July 31, 2004 as compared to $3.8 million for the thirteen weeks ended July 26, 2003. The increase was predominantly due to the higher profitability of the Company during the second quarter of fiscal 2004.

Net Income. Net income for the thirteen weeks ended July 31, 2004 increased to $8.0 million compared to $5.1 million in the thirteen weeks ended July 26, 2003. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended July 31, 2004 increased to $22.1 million from $18.2 million in the thirteen weeks ended July 26, 2003. As a percentage of sales, Adjusted EBITDA was 22.2% in the thirteen weeks ended July 31, 2004 compared to 19.4% in the thirteen weeks ended July 26, 2003. The increase was principally due to the increased sales volume. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirteen Weeks Ended
	July 26, 2003	July 31, 2004
Net income	$5,078	$7,951
Income taxes	3,799	5,390
Net interest expense	5,199	5,150
Depreciation	2,512	2,533
Amortization	1,528	765
Chroma cash dividends	405	644
Equity in earnings of Chroma	(326)	(365)
Minority interest of income of subsidiary	32	14

Adjusted EBITDA	$18,227	$22,082

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended July 31, 2004 As Compared with the Twenty-Six Weeks Ended July 26, 2003

Net Sales. Net sales for the twenty-six weeks ended July 31, 2004 were $177.3 million, an increase of 7.1% from the $165.5 million for the twenty-six weeks ended July 26, 2003. Net sales of the Company’s Floorcovering segment were $164.9 million for the twenty-six weeks ended July 31, 2004 as compared to $150.5 million for the twenty-six weeks ended July 26, 2003, an increase of $14.4 million or 9.6%. The increase in the Floorcovering segment’s net sales was due to improved demand throughout the specified commercial market in the United States. Net sales of the Extrusion segment were $12.4 million for the twenty-six weeks ended July 31, 2004 as compared to $15.0 million for the twenty-six weeks ended July 26, 2003, a decrease of $2.6 million or 17.3%. The reduction in sales for the Extrusion segment was due to lower sales to the Extrusion segment’s two largest customers as well as increased usage by the Company’s Floorcovering segment. The reduction was partially offset by increased sales to new and existing external customers.

Cost of Goods Sold. Cost of goods sold was $112.0 million for the twenty-six weeks ended July 31, 2004 as compared to $107.5 million in the twenty-six weeks ended July 26, 2003. As a percentage of sales, cost of goods sold were 63.2% and 65.0%, respectively. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs as a result of improved sales volume, increased usage of the yarn from the Company’s Extrusion facility and manufacturing cost improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twenty-six weeks ended July 31, 2004 were $41.1 million, an increase of 11.3% from $36.9 million in the twenty-six weeks ended July 26, 2003. The increase was primarily due to increased salaries, taxes and benefits of $1.8 million, sampling and related costs of $0.9 million, commissions of $0.5 million, advertising and other of $0.2 million and currency exchange costs of $1.1 million, partially offset by lower legal and professional expenses of $0.3 million. As a percentage of sales, these expenses increased to 23.2% from 22.3% in the prior year.

Amortization. Intangible asset amortization decreased to $1.5 million for the twenty-six weeks ended July 31, 2004 as compared to $3.1 million for the twenty-six weeks ended July 26, 2003. The decrease was due to the Company’s non-compete with its former parent being fully amortized as of January 31, 2004 and lower amortization of the Extrusion supply agreement due to the non-cash impairment charge during the fourth quarter of fiscal 2003.

Interest Expense. Net interest expense for the twenty-six weeks ended July 31, 2004 and the twenty-six weeks ended July 26, 2003 was $10.3 million and $10.6 million, respectively, which included interest income of $0.1 million and $0.1 million, respectively. The twenty-six weeks ended July 26, 2003 included a charge to interest expense of $0.2 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from cash generated by operations.

Income Taxes. The Company has income tax expense of $6.0 million for the twenty-six weeks ended July 31, 2004 as compared to $3.1 million for the twenty-six weeks ended July 26, 2003. The increase was predominantly due to the higher profitability of the Company during the first six months of the current fiscal year combined with tax benefits on foreign losses which carry a full valuation allowance.

Net Income. Net income for the twenty-six weeks ended July 31, 2004 increased to $7.2 million from $5.0 million in the twnety-six weeks ended July 26, 2003. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the twenty-six weeks ended July 31, 2004 increased to $30.2 million from $28.4 million in the twenty-six weeks ended July 26, 2003. As a percentage of sales, Adjusted EBITDA was 17.0% in the twenty-six weeks ended July 26, 2003 compared to 17.2% in the twenty-six weeks ended July 26, 2003. The increase was principally due to the increased sales volume in the twenty-six weeks ended July 31, 2004, although it was partially offset by a special dividend of $1.8 million distributed by Chroma in the twenty-six weeks ended July 26, 2003. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Twenty-Six Weeks Ended
	July 26, 2003	July 31, 2004
Net income	$4,981	$7,196
Income taxes	3,118	5,968
Net interest expense	10,605	10,273
Depreciation	5,024	5,119
Amortization	3,056	1,531
Chroma cash dividends	2,282	922
Equity in earnings of Chroma	(687)	(776)
Minority interest in income (loss) of subsidiary	16	(22)

Adjusted EBITDA	$28,395	$30,211

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities in the twenty-six weeks ended July 31, 2004 was $3.3 million compared to $2.4 million in the twenty-six weeks ended July 26, 2003. The change was due to the increased profitability of $2.2 million partially offset by higher working capital requirements of $1.4 million.

Net cash used in investing activities in the twenty-six weeks ended July 31, 2004 was $2.5 million compared to $1.8 million in the twenty-six weeks ended July 26, 2003. The increase in cash used in investing activities in the current year was primarily due to a special dividend having been declared from Chroma Systems in the twenty-six weeks ended July 26, 2003, and no such special dividend in the twenty-six weeks ended July 31, 2004. Capital expenditures for the twenty-six weeks ended July 31, 2004 were $3.4 million compared to $4.1 million for the twenty-six weeks ended July 26, 2003. The Company anticipates capital expenditures for the remainder of the year to be approximately $6.0 to $7.0 million.

Net cash used in financing activities for the twenty-six weeks ended July 31, 2004 was $1.8 million compared to $13.4 million in the twenty-six weeks ended July 26, 2003. The decrease in cash used by financing activities was due primarily to lower prepayment amounts of the Senior Credit Facility and reduced dividends to the Company’s parent during the twenty-six weeks ended July 31, 2004 as compared to the twenty-six weeks ended July 26, 2003.

The Company has significant indebtedness which, as of July 31, 2004, consists of $175.0 million of 9.75% senior subordinated notes due 2010, $31.0 million of senior term debt, $0.5 million in purchase money and other indebtedness and $1.2 million in sinking fund bonds under Crossley. As of July 31, 2004, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $2.2 million of letters of credit outstanding leaving total availability of $47.8 million. The Company was in compliance with all covenants as of July 31, 2004.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The amount due on each date is $8.5 million.

During the first quarter of fiscal 2004, the Company leased a facility to be used for a carpet tile production facility in Suzhou, China. Products manufactured at this facility will be sold into mainland China and throughout southeast Asia. Funding of $3.0 million was provided during fiscal 2003 with additional $2.0 million provided on August 6, 2004. Additional funding of up to $1.0 million may be required during the remainder of the year.

During March 2004, a jury found in favor of Employers Mutual Insurance Companies (“EMC”) related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages totaling $0.8 million. The Company has accrued the full judgment of $0.8 million as of January 31, 2004. During the thirteen and twenty-six weeks ended July 31, 2004, the Company incurred approximately $0.0 and $0.5 million, respectively, of legal expenses related to this lawsuit. The Company continues to deny liability and is evaluating its options, which include a motion for a new trial. If the Company pursues those options and is unsuccessful, it will be required to pay the full judgment amount and related legal and professional fees. Subsequent to the end of the second quarter of fiscal 2004, the judgment amount was reduced from $0.8 million to $0.6 million. However, the reduction may be appealed by EMC through September 20, 2004.

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

On August 18, 2004, the Company executed Amendment No. 3 to its Senior Credit Facility. The Amendment provides for, among other things, 1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to the Company’s facility located in Truro, Nova Scotia, 2) the disposal of and/or transfer to Collins & Aikman Floorcoverings, Inc. of substantially all of the remaining Santa Ana, California fixed assets and transfer all or substantially all of the accounts receivable, inventory and other liquid current assets from its Monterey Carpets, Inc. legal entity to Collins & Aikman Floorcoverings, Inc., 3) the release of Monterey Carpets, Inc. as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, 4) the exclusion from the calculation of covenants of the costs incurred in connection with the consolidation of up to $10.0 million and 5) the reduction of the credit spread to Libor plus 2.75 on the Term B Loan. The Amendment further authorizes the collateral agent to release any and all liens held by the collateral agent in or on the assets to be transferred from Santa Ana, California to Truro, Nova Scotia.

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants are as follows:

	Q1	Q2	Q3	Q4	Thereafter
Fixed charge coverage ratio	1.00:1.00	1.00:1.00	1.00:1.00	1.10:1.00	1.10:1.00
Interest coverage ratio	1.75:1.00	1.75:1.00	1.85:1.00	2.00:1.00	2.25:1.00

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.49:1.00 and 2.29:1.00, respectively, at July 31, 2004. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants as of July 31, 2004 and expects to remain in compliance throughout fiscal 2004, although no assurances to that effect can be given.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility. The plan to close the facility was approved on August 9, 2004, and is expected to be complete by the end of the Company’s first fiscal quarter in 2005. It is anticipated that there will be one-time costs of approximately $6.4 million consisting of severance, moving, reinstallation, professional fees and other costs. In addition the Company anticipates capital expenditures of approximately $2.8 million related to the move. No costs have been incurred or accrued as of July 31, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments, that under previous guidance could be accounted for as either a liability or equity, to require liability treatment for those instruments in a company’s statement of financial position. This statement is effective for our interim periods beginning after December 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132”). The revision of SFAS No. 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS No. 132 is effective for our consolidated financial statements as of January 31, 2004 and did not have an impact on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 3 to the audited consolidated financial statements included in the Company’s Form 10-K for the year neded January 31, 2004, which was filed with the Securities and Exchange Commission in May 2004. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on the Company’s historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. In addition to the annual impairment tests required by SFAS No. 142, the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and indefinite lived intangible asset associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although we are not subject to material foreign currency exchange risk, we are exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At July 31, 2004, we had variable rate debt of $31.2 million and fixed rate debt of $176.4 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. The impact on our results of operations of a one-point change on the outstanding balance of our term loan as of the twenty-six weeks ended July 31, 2004 would be approximately $0.2 million annually, net of tax.

Item 4. Controls and Procedures

As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II Other Information

Item 1. Legal Proceedings

During March 2004, a jury found in favor of Employers Mutual Insurance Companies (“EMC”) related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages totaling $0.8 million. The Company has accrued the full judgment amount of $0.8 million as of January 31, 2004. During the thirteen and twenty-six weeks ended July 31, 2004, the Company incurred approximately $0.0 million and $0.5 million, respectively, of legal expenses related to this lawsuit. The Company continues to deny liability and is evaluating its options, which include a motion for a new trial. If the Company pursues those options and is unsuccessful, it will be required to pay the full judgment amount and related legal and professional fees. Subsequent to the end of the second quarter of fiscal 2004, the judgment amount was reduced from $0.8 million to $0.6 million. However, the reduction may be appealed by EMC through September 20, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 3 to Senior Credit Facility, dated August 18, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 24, 2004)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report Form 8-K: Announcement of appointment of Leonard F. Ferro as the Company’s Vice President and Chief Financial Officer, dated June 9, 2004

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC.
(Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Chief Financial Officer and Vice President
(duly authorized officer and principal financial and accounting officer)