Form 10-Q
period 2004-10-30
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2004-12-13
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2004

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

The Registrant has 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 10, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31, 2004	October 30, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,041	$17,558
Accounts receivable, net of allowances of $918 and $843 in fiscal 2003 and 2004, respectively	36,019	40,464
Inventories	35,463	45,322
Deferred tax assets	4,013	3,976
Prepaid expenses and other	4,961	2,201

Total current assets	91,497	109,521

PROPERTY, PLANT AND EQUIPMENT, net	66,062	65,418

GOODWILL	98,378	98,378

OTHER INTANGIBLE ASSETS, net	34,255	31,956

OTHER ASSETS	8,956	8,334

TOTAL ASSETS	$299,148	$313,607

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,722	$15,979
Accrued expenses	20,298	23,425
Current portion of long-term debt	1,791	477

Total current liabilities	39,811	39,881

OTHER LIABILITIES, including post-retirement benefit obligation	4,768	4,310

DEFERRED TAX LIABILITIES	19	5,607

LONG-TERM DEBT, net of current portion	207,516	207,280

MINORITY INTEREST	342	323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock; $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2003 and 2004	—	—
Paid-in capital	72,648	72,648
Retained deficit	(24,509)	(15,486)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(493)	(2)
Minimum pension liability adjustment, net of tax	(954)	(954)

Total stockholder’s equity	46,692	56,206

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$299,148	$313,607

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and In Thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
NET SALES	$74,139	$82,501	$239,639	$259,788

COST OF GOODS SOLD	51,851	55,014	159,352	166,997
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	17,066	17,548	53,976	58,682
AMORTIZATION	1,528	768	4,584	2,299

OPERATING EXPENSES	70,445	73,330	217,912	227,978

OPERATING INCOME	3,694	9,171	21,727	31,810

NET INTEREST EXPENSE	5,381	4,876	15,986	15,149
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY	10	2	26	(20)
EQUITY IN EARNINGS OF AFFILIATE	387	117	1,074	893
OTHER EXPENSE	—	133	—	133

INCOME (LOSS) BEFORE INCOME TAXES	(1,310)	4,277	6,789	17,441

INCOME TAX EXPENSE (BENEFIT)	(1,345)	2,450	1,773	8,418

NET INCOME	$35	$1,827	$5,016	$9,023

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid - in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 31, 2004	1,000	$—	$72,648	$(24,509)	$(493)	$(954)	$46,692

Net Income	—	—	—	9,023	—	—	9,023
Foreign Currency Translation Adjustment	—	—	—	—	491	—	491

Total Comprehensive Income	—	—	—	9,023	491	—	9,514

BALANCE, October 30, 2004	1,000	$—	$72,648	$(15,486)	$(2)	$(954)	$56,206

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,016	$9,023

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	7,689	7,688
Amortization of other intangible assets	4,584	2,299
Amortization and write-off of deferred financing fees	1,381	1,259
Change in deferred income tax	310	5,625
Equity in earnings of affiliate	(1,074)	(893)
Minority interest in income (loss) of subsidiary	26	(20)
Changes in operating assets and liabilities:
Accounts receivable	1,728	(4,445)
Inventories	(4,527)	(9,859)
Accounts payable	(3,219)	(1,743)
Accrued expenses	(2,691)	3,127
Other, net	(426)	2,016

Total adjustments	3,781	5,054

Net cash provided by operating activities	8,797	14,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	3,023	922
Additions to property, plant, and equipment	(7,220)	(6,647)

Net cash used in investing activities	(4,197)	(5,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,500	15,280
Repayments of revolving credit facility	(3,500)	(15,280)
Repayments of long-term debt	(21,912)	(1,618)
Cash dividends to Tandus Group, Inc.	(2,263)	—
Financing costs	(18)	(380)

Net cash used in financing activities	(24,193)	(1,998)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	36	163

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,557)	6,517

CASH AND CASH EQUIVALENTS, beginning of period	20,907	11,041

CASH AND CASH EQUIVALENTS, end of period	$1,350	$17,558

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended January 31, 2004, which was filed in May 2004 with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

2. Organization

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions tailored for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Inventories

Net inventory balances are summarized below (in thousands):

	January 31, 2004	October 30, 2004
		(Unaudited)
Raw materials	$16,074	$22,843
Work in process	5,153	7,395
Finished goods	14,236	15,084

	$35,463	$45,322

6. Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $11.2 million and $9.5 million for the thirty-nine weeks ended October 30, 2004 and October 25, 2003, respectively, and $5.0 million and $3.8 million for the thirteen weeks ended October 30, 2004 and October 25, 2003, respectively.

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

7. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 31, 2004	October 30, 2004
		(Unaudited)
Payroll and employee benefits	$5,952	$10,039
Accrued taxes	—	1,331
Customer claims	2,206	2,825
Accrued interest	8,145	3,835
Accrued professional fees	2,862	3,257
Other	1,133	2,138

	$20,298	$23,425

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 27, 2002.

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization as of October 30, 2004 are as follows:

	October 30, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete	$12,000	$(12,000)
Patent	27,000	(18,985)
Supply Agreement	8,000	(7,672)

Total	$47,000	$(38,657)

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

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Aggregate amortization expense	$1,528	$768	$4,584	$2,299

Estimated amortization expense:
Fiscal 2004	$3,091
Fiscal 2005	2,639
Fiscal 2006	2,455
Fiscal 2007	2,455
Fiscal 2008	—

For the period ended October 30, 2004, there were no changes to the carrying value of goodwill.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stock Based Compensation

As of October 30, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 13 of the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 31, 2004, which was filed in May 2004 with the Securities and Exchange Commission. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounts for these options as variable options and records expense based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of October 30, 2004 and October 25, 2003, the Company had not recorded any expense related to this plan as the Company had not achieved its earnings targets, and the fair market value of the Company’s common stock has not increased from the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to the stock-based employee compensation (in thousands).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Net income as reported	$35	$1,827	$5,016	$9,023
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(16)	(6)	(31)	(24)

Proforma net income	$19	$1,821	$4,985	$8,999

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

11. Long-Term Debt

On August 18, 2004, the Company executed Amendment No. 3 (the “Amendment”) to its Senior Credit Facility. The amendment provides for, among other things, 1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to the facility located in Truro, Nova Scotia, 2) the disposal of and/or transfer to the Company of substantially all of the remaining Santa Ana, California fixed assets and transfer of all or substantially all of the accounts receivable, inventory and other liquid current assets from Monterey Carpets, Inc. (“Monterey”), a wholly-owned subsidiary of

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company, to the Company, 3) the release of Monterey as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, 4) the exclusion from the financial covenants calculation of up to $10.0 million of costs related to the move and relocation to the Truro, Nova Scotia plant (“the Crossley transfer”) and 5) the reduction of the credit spread to LIBOR plus 2.75 on the Term B Loan. The Amendment further authorizes the collateral agent to release any and all liens held by the collateral agent in or on the assets forming part of the Crossley transfer.

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants are as follows:

	Q1	Q2	Q3	Q4	Thereafter
Fixed charge coverage ratio	1.00:1.00	1.00:1.00	1.00:1.00	1.10:1.00	1.10:1.00
Interest coverage ratio	1.75:1.00	1.75:1.00	1.85:1.00	2.00:1.00	2.25:1.00

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.73:1.00 and 2.54:1.00, respectively, at October 30, 2004. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants as of October 30, 2004 and expects to remain in compliance throughout fiscal 2004, although no assurances to that effect can be given.

Total net interest expense was $4.9 million and $5.4 million for the thirteen weeks ended October 30, 2004 and October 25, 2003, respectively, which includes minimal interest income. Total net interest expense was $15.1 and $16.0 million for the thirty-nine weeks ended October 30, 2004 and October 25, 2003, respectively, which includes minimal interest income.

12. Segment Information

Based on the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) which addresses reporting of operating segment information and disclosures about products, services, geographic areas, and major customers, management believes that the Company has two reportable segments: Floorcoverings and Extrusion. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization, noncash charges or expenses (other than the write-down of current assets), costs related to board-approved acquisitions and attempted acquisitions, expenses related to the facility maximization project, plus Chroma cash dividends and minority interest in income (loss) of subsidiary, less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcovering products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant, which was acquired on May 8, 2002. Products in this segment are nylon and polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s four largest external customers accounted for 25.5%, 25.1%, 14.3% and 10.3% of sales in the thirteen weeks ended October 30, 2004. The Extrusion segment’s largest external customer accounted for 40.5% and its second largest external customer accounted for 14.1% of sales in the thirty-nine weeks ended October 30, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides certain financial information by segment (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Net Sales to External Customers
Floorcoverings	$67,546	$76,835	$218,086	$241,762
Extrusion	6,593	5,666	21,553	18,026

Total Sales to External Customers	$74,139	$82,501	$239,639	$259,788

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Adjusted EBITDA
Floorcoverings	$8,183	$12,710	$33,846	$40,843
Extrusion	1,236	816	3,969	2,894

Total Adjusted EBITDA	$9,419	$13,526	$37,815	$43,737

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Net income	$35	$1,827	$5,016	$9,023
Income tax expense (benefit)	(1,345)	2,450	1,773	8,418
Net interest expense	5,381	4,876	15,986	15,149
Depreciation	2,665	2,569	7,689	7,688
Amortization	1,528	768	4,584	2,299
Chroma cash dividends	740	—	3,023	922
Equity in earnings in Chroma	(387)	(117)	(1,074)	(893)
Minority interest in income (loss) of subsidiary	10	2	26	(20)
Other Noncash Expense	—	133	—	133
Expenses associated with facility maximization project	—	1,018	—	1,018
Costs associated with unsuccessful acquisition	792	—	792	—

Adjusted EBITDA	$9,419	$13,526	$37,815	$43,737

	As of January 31, 2004	As of October 30, 2004
Consolidated Assets
Floorcoverings	$267,090	$285,068
Extrusion	32,058	28,539

Total Consolidated Assets	$299,148	$313,607

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Investment in Equity Affiliate

Subsequent to October 30, 2004, the Company successfully negotiated its exit from the Chroma partnership and entered into the Chroma Transition Agreement with Dixie Group, Inc. (“Dixie”) to allow for the transition of dyeing and finishing services needed until the Santa Ana, California manufacturing facility has been closed. Prior to the execution of this Agreement, Monterey Color Systems, Inc. (“Monterey Color Systems”) had a fifty percent (50%) ownership interest in Chroma, which operates a carpet dyeing and finishing plant. Because the Company did not exercise control over Chroma, the Company accounted for its interest in Chroma under the equity method of accounting. The unaudited condensed financial information of Chroma for the thirty-nine weeks ended October 30, 2004 and October 25, 2003, and as of October 30, 2004 and January 31, 2004 are summarized below:

	As of January 31, 2004	As of October 30, 2004
Current Assets	$2,203	$2,274
Non-current Assets	7,925	7,750

Total Assets	$10,128	$10,024

Current Liabilities	$1,517	$1,254
Long Term Debt	8,513	8,371
Partners’ Capital	98	399

Total Liabilities and Partners’ Capital	$10,128	$10,024

	Thirty-Nine Weeks Ended
	October 26, 2003	October 30, 2004
Net Sales	$13,801	$14,887
Cost of Goods Sold	10,847	11,895

Gross Profit	2,954	2,992
Income From Operations	2,252	2,254
Net Income	2,124	2,112

On August 11, 2004, Monterey gave notice to Dixie that it had elected to terminate its supply arrangement with Chroma effective August, 2005. Chroma has historically dyed and finished substantially all of Monterey’s carpet production and Dixie’s Fabrica Division’s carpet production and performs dyeing and finishing operations for other carpet mills. The Chroma Transition Agreement provides for the Company’s withdrawal from the partnership and for the transition of the continued dyeing and finishing needs of Monterey, until the closing of the Santa Ana, California facility is completed. A charge of $0.2 million has been recorded as of October 30, 2004 to reflect the negotiated settlement related to Monterey’s early termination of its Dyeing and Finishing Agreement with Chroma and withdrawal from the Chroma Partnership. It is anticipated that the closure of the Santa Ana, California facility will be complete by the end of the Company’s first fiscal quarter in 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Net Income	$35	$1,827	$5,016	$9,023
Other Comprehensive Income:
Foreign Currency Translation Adjustments	127	522	787	491

Comprehensive Income	$162	$2,349	$5,803	$9,514

15. Commitments and Contingencies

During March 2004, a jury found in favor of Employers Mutual Insurance Companies (“EMC”) related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages to EMC totaling $0.8 million. The Company accrued the full judgment amount of $0.8 million as of January 31, 2004. During the thirteen and thirty-nine weeks ended October 30, 2004, the Company incurred approximately $0.1 million and $0.6 million, respectively, of legal expenses related to this lawsuit. The Company requested a new trial. The judge granted the Company’s motion for a new trial but allowed EMC to reduce the judgment by $0.2 million to avoid a new trail. EMC agreed to the reduction of the judgment by $0.2 million. The Company has appealed the $0.2 million reduction of the judgment and EMC has counter appealed. If the Company is unsuccessful, it will be required to pay the judgment amount and related legal and professional fees. The amount accrued in the consolidated balance sheet for the judgment was reduced to $0.6 million during the thirteen weeks ended October 30, 2004.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility (the “facility maximization project”). The plan to close the facility was approved by the Company’s Board of Directors on August 9, 2004, and is expected to be complete by the end of the Company’s first fiscal quarter in 2005. It is anticipated that the costs incurred will be less than the $6.4 million previously disclosed by the Company in its Form 8-K filed on August 10, 2004. It is currently estimated that the remaining costs will be approximately $3.9 million and consist of severance, lease termination, moving, reinstallation, professional fees and other costs. As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of the remaining $1.3 million of Crossley’s sinking fund bonds debt outstanding. The forgiveness will be over the remaining five-year term of the current note and is based upon certain employee hours worked during the year and will commence in fiscal 2005. The debt will also be non-interest bearing. During the thirteen weeks ended October 30, 2004, the Company incurred approximately $1.0 million in costs associated with the facility maximization project, which consist of professional fees, severance and other related costs. Costs of Goods Sold included $0.4 million and Selling, General and Administrative Expenses included $0.6 million of these expenses in the accompanying Consolidated Statement of Income. In addition the Company anticipates capital expenditures of approximately $3.0 million related to the move.

The costs incurred and the anticipated expenditures remaining are as follows:

(Amounts in millions)	Anticipated Total Expenditures as of August 10, 2004	Change in Estimate of Expenditures as of October 30, 2004	Amounts Incurred as of October 30, 2004	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$0.4	$1.7
Contractual Obligations and Professional Fees	3.1	(1.8)	0.1	1.2
Other Project Costs	1.5	—	0.5	1.0

Gross Project Expenditures	$6.4	$(1.5)	$1.0	$3.9

The accrued facility maximization costs at October 30, 2004 amounted to $0.6 million, which consisted of severance and other costs. These costs are included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 8, 2004, the Company executed the Chroma Transition Agreement (the “Agreement”). As part of the Agreement and California Partnership Law, the Company retains its share of the third party claims that may be asserted for the period prior to the Company’s exit from the partnership.

16. Employee Benefit Plans

The Company maintains a defined benefit program for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the plan beyond minimum funding requirements as is deemed appropriate by management. Plan assets at October 30, 2004 and October 25, 2003 were invested primarily in mutual funds and money market funds.

Net periodic pension cost for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and October 25, 2003 was comprised of the following components:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Service cost – benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	72	69	217	206
Expected return on plan assets	(66)	(2)	(196)	(183)
Recognized net actuarial losses	36	25	109	74

Net periodic pension cost	$42	$92	$130	$97

Employer contributions of $0.2 million and $0.3 million were made for the thirteen weeks ended October 30, 2004 and October 25, 2003, and $0.7 million and $0.8 million were made for the thirty-nine weeks ended October 30, 2004 and October 25, 2003, respectively. There is no additional minimum employer contribution required for the remainder of fiscal 2004.

Canadian Defined Benefit Plan

Substantially all Canadian employees of Crossley Carpets Ltd. (“Crossley”) who meet eligibility requirements can participate in a defined benefit plan administered by the Company. Plan benefits are generally based on years of service and employees’ compensation during their years of employment. The Company’s policy is to contribute the maximum amount annually that can be deducted for income tax purposes. Assets of the pension plan are held in a trust invested primarily in mutual funds.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net periodic pension cost for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and October 25, 2003 was comprised of the following components:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Service cost – benefits earned during the period	$99	$140	$298	$419
Interest cost on projected benefit obligation	91	101	273	303
Expected return on plan assets	(93)	(110)	(278)	(330)
Recognized net actuarial losses	(1)	—	2	1

Net periodic pension cost	$96	$131	$295	$393

Employer contributions for fiscal 2004 are dependent upon the amounts contributed by employees and were $0.1 million and $0.2 million for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and October 25, 2003, respectively. Company contributions are expected to be approximately $0.1 million during the fourth quarter of fiscal 2004.

Postretirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect. The plan is unfunded.

Net periodic pension costs for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and October 25, 2003 was comprised of the following components:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Service cost – benefits earned during the period	$44	$59	$124	$142
Interest cost on projected benefit obligation	33	45	93	107

Net periodic pension cost	$77	$104	$217	$249

17. Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by the Company’s domestic subsidiaries. Effective August 18, 2004, Monterey was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility, which was amended by the Company on February 20, 2002, May 1, 2004 and August 18, 2004. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of October 30, 2004 is $209.8 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. As discussed in Note 11, on August 18, 2004, the Company executed the Amendment to its Senior Credit Facility. The condensed consolidating financial information of the Company and its subsidiaries as of October 30, 2004 reflect the changes in the guarantor subsidiaries as discussed above.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidating financial information of the Company and its subsidiaries as of October 30, 2004 and January 31, 2004, and for each of the thirteen weeks and thirty-nine weeks ended October 30, 2004 and October 25, 2003 are as follows:

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

October 30, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,449	$—	$3,109	$—	$17,558
Accounts receivable, net	29,775	3,357	7,332	—	40,464
Inventories	31,251	3,845	10,226	—	45,322
Deferred tax assets	3,125	86	765	—	3,976
Prepaid expenses and other	798	—	1,403	—	2,201

Total current assets	79,398	7,288	22,835	—	109,521

PROPERTY, PLANT AND EQUIPMENT, net	32,161	15,199	18,058	—	65,418
DEFERRED TAX ASSETS	—	—	2,341	(2,341)	—
GOODWILL	62,386	5,631	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	31,628	328	—	—	31,956
INVESTMENT IN SUBSIDIARIES	71,416	—	—	(71,416)	—
OTHER ASSETS	8,144	93	97	—	8,334

TOTAL ASSETS	$285,133	$28,539	$73,692	$(73,757)	$313,607

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,040	$3,587	$7,352	$—	$15,979
Accrued expenses	12,266	227	10,932	—	23,425
Current portion of long-term debt	321	—	156	—	477

Total current liabilities	17,627	3,814	18,440	—	39,881

INTERCOMPANY (RECEIVABLE) PAYABLE	(6,695)	25,074	(18,379)	—	—
OTHER LIABILITES, including post-retirement obligation	4,234	—	76	—	4,310
DEFERRED TAX LIABILITES	7,832	107	9	(2,341)	5,607
LONG-TERM DEBT, net of current portion	205,929	—	1,351	—	207,280
MINORITY INTEREST	—	—	—	323	323

STOCKHOLDER’S EQUITY
Preferred stock	—	—	133	(133)	—
Common stock	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	52,064	(52,064)	72,648
Retained earnings (deficit)	(15,486)	(456)	8,785	(8,329)	(15,486)
Accumulated other comprehensive loss	(956)	—	96	(96)	(956)

Total stockholders’ equity	56,206	(456)	72,195	(71,739)	56,206

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$285,133	$28,539	$73,692	$(73,757)	$313,607

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Income

For the Thirteen Weeks Ended October 30, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$54,445	$7,308	$33,232	$(12,484)	$82,501

Cost of Goods Sold	34,715	7,008	25,775	(12,484)	55,014
Selling, General & Administrative Expenses	10,999	—	6,549	—	17,548
Amortization	603	165	—	—	768

Operating Expenses	46,317	7,173	32,324	(12,484)	73,330

Operating Income	8,128	135	908	—	9,171

Net Interest Expense	4,855	—	21	—	4,876
Minority Interest in Income of Subsidiary	—	—	2	—	2
Equity in Earnings of Affiliate	—	—	117	—	117
Equity in Earnings of Subsidiaries	(164)	—	—	164	—
Other Expense	—	133	—		133

Income Before Income Taxes	3,109	2	1,002	164	4,277

Income Tax Expense	1,282	2	1,166	—	2,450

Net Income (Loss)	$1,827	$—	$(164)	$164	$1,827

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statement of Income

For the Thirteen Weeks Ended October 25, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$45,410	$23,519	$12,113	$(6,903)	$74,139

Cost of Goods Sold	29,966	17,941	10,847	(6,903)	51,851
Selling, General & Administrative Expenses	10,691	5,181	1,194	—	17,066
Amortization	874	654	—	—	1,528

Operating Expenses	41,531	23,776	12,041	(6,903)	70,445

Operating Income (Loss)	3,879	(257)	72	—	3,694

Net Interest Expense	5,334	—	47	—	5,381
Minority Interest in Income of Subsidiary	—	—	10	—	10
Equity in Earnings of Affiliate	—	387	—	—	387
Equity in Earnings of Subsidiaries	799	—	—	(799)	—

Income (Loss) Before Income Taxes	(656)	130	15	(799)	(1,310)

Income Tax Expense (Benefit)	(691)	(691)	37	—	(1,345)

Net Income (Loss)	$35	$821	$(22)	$(799)	$35

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statement of Income

For the Thirty-Nine Weeks Ended October 30, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$176,051	$23,185	$93,695	$(33,143)	$259,788

Cost of Goods Sold	106,822	21,846	71,472	(33,143)	166,997
Selling, General & Administrative Expenses	36,635	—	22,047	—	58,682
Amortization	1,807	492	—	—	2,299

Operating Expenses	145,264	22,338	93,519	(33,143)	227,978

Operating Income	30,787	847	176	—	31,810

Net Interest Expense	15,074	—	75	—	15,149
Minority Interest in Loss of Subsidiary	—	—	(20)	—	(20)
Equity in Earnings of Affiliate	—	—	893	—	893
Equity in Earnings of Subsidiaries	(410)	—	—	410	—
Other Expense	—	133	—	—	133

Income Before Income Taxes	15,303	714	1,014	410	17,441

Income Tax Expense	6,280	290	1,848	—	8,418

Net Income (Loss)	$9,023	$424	$(834)	$410	$9,023

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Income

For the Thirty-Nine Weeks Ended October 25, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$154,059	$68,281	$35,150	$(17,851)	$239,639

Cost of Goods Sold	94,536	52,075	30,592	(17,851)	159,352
Selling, General & Administrative Expenses	35,078	13,921	4,977	—	53,976
Amortization	2,622	1,962	—	—	4,584

Operating Expenses	132,236	67,958	35,569	(17,851)	217,912

Operating Income (Loss)	21,823	323	(419)	—	21,727

Net Interest Expense	15,859	—	127	—	15,986
Minority Interest in Income of Subsidiary	—	—	26	—	26
Equity in Earnings of Affiliate	—	1,074	—	—	1,074
Equity in Earnings of Subsidiaries	1,475	—	—	(1,475)	—

Income (Loss) Before Income Taxes	7,439	1,397	(572)	(1,475)	6,789

Income Tax Expense (Benefit)	2,423	(757)	107	—	1,773

Net Income (Loss)	$5,016	$2,154	$(679)	$(1,475)	$5,016

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended October 30, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$9,843	$135	$4,099	$14,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	—	922	922
Additions to property, plant and equipment	(1,681)	(135)	(4,831)	(6,647)

Net cash used in investing activities	(1,681)	(135)	(3,909)	(5,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,280	—	—	15,280
Repayments of revolving credit facilities	(15,280)			(15,280)
Repayments of long-term debt	—	—	(1,618)	(1,618)
Financing costs	(380)	—	—	(380)

Net cash used in financing activities	(380)	—	(1,618)	(1,998)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	163	163

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,782	—	(1,265)	6,517

CASH AND CASH EQUIVALENTS, beginning of period	6,667	—	4,374	11,041

CASH AND CASH EQUIVALENTS, end of period	$14,449	$—	$3,109	$17,558

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended October 25, 2003

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$8,316	$(1,598)	$2,079	$8,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	3,023	—	3,023
Additions to property, plant and equipment	(4,826)	(1,365)	(1,029)	(7,220)

Net cash provided by (used in) investing activities	(4,826)	1,658	(1,029)	(4,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	3,500	—	—	3,500
Repayments of revolving credit facilities	(3,500)	—	—	(3,500)
Repayments of long-term debt	(20,000)	—	(1,912)	(21,912)
Dividends to Tandus Group, Inc.	(2,263)	—	—	(2,263)
Financing Costs	(18)	—	—	(18)

Net cash used in financing activities	(22,281)	—	(1,912)	(24,193)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	36	36

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,791)	60	(826)	(19,557)

CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of period	$256	$60	$1,034	$1,350

18. Income Taxes

The Company’s effective tax rate was 48.3% and 26.1% for the thirty-nine weeks ended October 30, 2004 and October 25, 2003, respectively. The higher rate for the thirty-nine weeks ended October 30, 2004 was primarily due to the recognition of a $0.9 million valuation allowance against certain state income tax credits carried forward from prior periods that may not be utilized in future periods. These credits were produced by Monterey and management believes it is more likely than not that their use may be limited after the closure of the Santa Ana, California facility. The tax benefit for the thirty-nine weeks ended October 25, 2003 was primarily due to the initial qualification for these credits, which included a component related to prior years and was recorded during the thirteen weeks ended October 25, 2003.

19. Subsequent Events

Subsequent to October 30, 2004, the Company successfully negotiated its exit from the Chroma partnership and entered into the Chroma Transition Agreement (“Agreement”) with Dixie to allow for the transition of dyeing and finishing services needed until the Santa Ana, California manufacturing facility has been closed. It is anticipated to be complete by the end of the Company’s first fiscal quarter in 2005.

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

GENERAL

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions tailored for each of its customers. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus Group.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004	October 25, 2003	October 30, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	70.0	66.7	66.5	64.3

Gross Profit	30.0	33.3	33.5	35.7
Selling, General & Administrative Expenses	19.2	21.3	22.5	22.6
Amortization	2.1	0.9	1.9	0.9

Operating Income	4.9	11.1	9.1	12.2
Net Interest Expense	7.3	5.9	6.7	5.8
Net Income	0.0	2.2	2.1	3.5
Adjusted EBITDA	12.7	16.4	15.8	16.8

Thirteen Weeks Ended October 30, 2004 As Compared with the Thirteen Weeks Ended October 25, 2003

Net Sales. Net sales for the thirteen weeks ended October 30, 2004 were $82.5 million, an increase of 11.3% from the $74.1 million for the thirteen weeks ended October 25, 2003. Net sales of the Company’s Floorcovering segment were $76.8 million for the thirteen weeks ended October 30, 2004 as compared to $67.5 million for the thirteen weeks ended October 25, 2003, an increase of $9.3 million or 13.8%. The increase in the Floorcovering segment’s net sales was due to improved demand throughout the specified commercial market in North America. Net sales of the Extrusion segment were $5.7 million for the thirteen weeks ended October 30, 2004 as compared to $6.6 million for the thirteen weeks ended October 25, 2003, a decrease of $0.9 million or 13.6%. The reduction in sales for the Extrusion segment was due to lower sales this quarter to the former owner than in the prior year period and significantly increased usage by the Company’s Floorcovering segment. The reduction was partially offset by increased sales to new external customers.

Cost of Goods Sold. Cost of goods sold was $55.0 million for the thirteen weeks ended October 30, 2004 as compared to $51.9 million in the thirteen weeks ended October 25, 2003. As a percentage of sales, costs of goods sold were 66.7% and 70.0% for the thirteen weeks ended October 30, 2004 and October 25, 2003, respectively. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs as a result of improved sales volume, increased usage of yarn from the Company’s Extrusion facility and cost manufacturing improvements. Included in cost of goods sold for the 2004 period are expenses of $0.4 million related to the Company’s planned closure of its manufacturing facility in Santa Ana, California and transfer of production to its existing Truro, Nova Scotia facility. (See further discussion in Liquidity and Capital Resources.)

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.5 million for the thirteen weeks ended October 30, 2004, an increase of 2.8% from $17.1 million in the thirteen weeks ended October 25, 2003. This increase was primarily due to increased salaries, taxes and benefits of $1.9 million, partially offset by lower legal and professional expenses of $1.0 million, lower advertising and other expenses of $0.1 million and lower sampling expenses of $0.4 million. As a percentage of sales, these expenses decreased to 20.1% from 23.1% in the prior year. Included in the selling, general and administrative expenses for the 2004 period is $0.6 million of expenses related to the Company’s planned closure and relocation of assets from the Santa Ana, California facility.

Amortization. Intangible asset amortization decreased to $0.8 million for the thirteen weeks ended October 30, 2004 as compared to $1.5 million for the thirteen weeks ended October 25, 2003. The decrease was due to the Company’s non-compete with its former parent being fully amortized as of January 31, 2004, and lower amortization of the extrusion supply agreement due to the non-cash impairment charge during the fourth quarter of fiscal 2003.

Interest Expense. Net interest expense was $4.9 million and $5.4 million for the thirteen weeks ended October 30, 2004 and October 25, 2003, respectively, which included minimal interest income. The reduction was principally due to lower interest rates and lower levels of debt outstanding during the 2004 period.

Income Taxes. The Company had income tax expense of $2.5 million for the thirteen weeks ended October 30, 2004 as compared to a tax benefit of $1.3 million for the thirteen weeks ended October 25, 2003. The Company’s effective tax rate for the thirteen weeks ended October 30, 2004 was 57.3% and was primarily due to 1) higher profitability of the Company and its subsidiaries in the United States, 2) combined net loss of its foreign subsidiaries against which no tax benefit can be recognized and, 3) the recognition of a $0.9 million valuation allowance against certain state income tax credits carried forward from prior periods that may not be utilized in future periods. These credits were produced by Monterey and management believes it is more likely than not that their use may by limited after the closure of the Santa Ana, California facility. The tax benefit for the thirteen weeks ended October 25, 2003 was primarily due to the initial qualification for these credits, which included a component related to prior years and was recorded during the thirteen weeks ended October 25, 2003.

Net Income. Net income for the thirteen weeks ended October 30, 2004 increased to $1.8 million compared to $0.04 million in the thirteen weeks ended October 25, 2003. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, noncash charges or expenses (other than the write-down of current assets), costs related to board-approved acquisitions and attempted acquisitions, expenses related to the facility maximization project, plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended October 30, 2004 increased to $13.5 million from $9.4 million in the thirteen weeks ended October 25, 2003. As a percentage of sales, Adjusted EBITDA was 16.4% in the thirteen weeks ended October 25, 2004 compared to 12.7% in the thirteen weeks ended October 25, 2003. The increase was principally due to the increased sales volume, partially offset by the reduction of Chroma dividends due to the facility maximization project. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirteen Weeks Ended
	October 25, 2003	October 30, 2004
Net income	$35	$1,827
Income taxes	(1,345)	2,450
Net interest expense	5,381	4,876
Depreciation	2,665	2,569
Amortization	1,528	768
Chroma cash dividends	740	—
Equity in earnings of Chroma	(387)	(117)
Minority interest of income of subsidiary	10	2
Other Noncash Expense	—	133
Expenses associated with facility maximization project	—	1,018
Costs associated with unsuccessful acquisition	792	—

Adjusted EBITDA	$9,419	$13,526

RESULTS OF OPERATIONS

Thirty-Nine Weeks Ended October 30, 2004 As Compared with the Thirty-Nine Weeks Ended October 25, 2003

Net Sales. Net sales for the thirty-nine weeks ended October 30, 2004 were $259.8 million, an increase of 8.4% from the $239.6 million for the thirty-nine weeks ended October 25, 2003. Net sales of the Company’s Floorcovering segment were $241.8 million for the thirty-nine weeks ended October 30, 2004 as compared to $218.1 million for the thirty-nine weeks ended October 25, 2003, an increase of $23.7 million or 10.9%. The increase in the Floorcovering segment’s net sales was due to improved demand throughout the specified commercial market in North America. Net sales of the Extrusion segment were $18.0 million for the thirty-nine weeks ended October 30, 2004 as compared to $21.6 million for the thirty-nine weeks ended October 25, 2003, a decrease of $3.6 million or 16.4%. The reduction in sales for the Extrusion segment was due to lower sales to the former owner and successor of the supply agreement and significantly increased usage by the Company’s Floorcovering segment. The reduction in sales was partially offset by increased sales to new and existing external customers.

Cost of Goods Sold. Cost of goods sold was $167.0 million for the thirty-nine weeks ended October 30, 2004 as compared to $159.4 million in the thirty-nine weeks ended October 25, 2003. As a percentage of sales, cost of goods sold were 64.3% and 66.5%, respectively. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs as a result of improved sales volume, increased usage of the yarn from the Company’s Extrusion facility and manufacturing cost improvements. Included in cost of goods sold for the 2004 period are expenses of $0.4 million related to the Company’s planned closure and transfer of assets from its Santa Ana, California facility. (See further discussion in Liquidity and Capital Resources.)

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirty-nine weeks ended October 30, 2004 were $58.7 million, an increase of 8.7% from $54.0 million in the thirty-nine weeks ended October 25, 2003. The increase was primarily due to increased salaries, taxes and benefits of $3.7 million, sampling and related costs of $0.4 million, commissions of $0.5 million, advertising and other costs of $0.5 million and foreign currency expense of $1.2 million, partially offset by lower legal and professional expenses of $1.3 million. As a percentage of sales, these expenses were 22.5% for the thirty-nine weeks ended October 30, 2004 and 22.5% for the thirty-nine weeks ended October 25, 2003. Included in the selling, general and administrative expenses for the 2004 period is $0.6 million of expenses related to the Company’s planned closure and relocation of assets from the Santa Ana, California facility.

Amortization. Intangible asset amortization decreased to $2.3 million for the thirty-nine weeks ended October 30, 2004 as compared to $4.6 million for the thirty-nine weeks ended October 25, 2003. The decrease was due to the Company’s non-compete with its former parent being fully amortized as of January 31, 2004 and lower amortization of the extrusion supply agreement due to the non-cash impairment charge during the fourth quarter of fiscal 2003.

Interest Expense. Net interest expense for the thirty-nine weeks ended October 30, 2004 and the thirty-nine weeks ended October 25, 2003 was $15.1 million and $16.0 million, respectively, which included interest income of $0.1 million in both periods. The thirty-nine weeks ended October 25, 2003 included a charge to interest expense of $0.4 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from cash generated by operations. The reduction was principally due to lower interest rates and lower levels of debt outstanding during the 2004 period.

Income Taxes. The Company has income tax expense of $8.4 million for the thirty-nine weeks ended October 30, 2004 as compared to $1.8 million for the thirty-nine weeks ended October 25, 2003. The Company’s effective tax rate for the thirty-nine weeks ended October 30, 2004 was 48.3%, and was primarily due to 1) higher profitability of the Company and its subsidiaries in the United States, 2) combined net loss of its foreign subsidiaries against which no tax benefit can be recognized and, 3) the recognition of a $0.9 million valuation allowance against certain state income tax credits carried forward from prior periods that may not be utilized in future periods. These credits were produced by Monterey and management believes it is more likely than not that their use may be limited after the closure of the Santa Ana, California facility. The Company’s effective tax rate for the thirty-nine weeks ended October 25, 2003 was 41.5%. The lower effective tax rate in fiscal 2003 was primarily due to the initial qualification for the credits, which included a component related to prior years and was recorded during the thirteen weeks ended October 25, 2003.

Net Income. Net income for the thirty-nine weeks ended October 30, 2004 increased to $9.0 million from $5.0 million in the thirty-nine weeks ended October 25, 2003. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, noncash charges or expenses (other than the write-down of current assets), costs related to board-approved acquisitions and attempted acquisitions, expenses related to the facility maximization project, plus Chroma cash dividends and minority interest in income

(loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirty-nine weeks ended October 30, 2004 increased to $43.7 million from $37.8 million in the thirty-nine weeks ended October 25, 2003. As a percentage of sales, Adjusted EBITDA was 16.8% in the thirty-nine weeks ended October 30, 2004 compared to 15.8% in the thirty-nine weeks ended October 25, 2003. The increase was principally due to the increased sales volume in the thirty-nine weeks ended October 30, 2004, although it was partially offset by a special dividend of $1.8 million distributed by Chroma in the thirty-nine weeks ended October 25, 2003. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Thirty-Nine Weeks Ended
	October 25, 2003	October 30, 2004
Net income	$5,016	$9,023
Income taxes	1,773	8,418
Net interest expense	15,986	15,149
Depreciation	7,689	7,688
Amortization	4,584	2,299
Chroma cash dividends	3,023	922
Equity in earnings of Chroma	(1,074)	(893)
Minority interest in income (loss) of subsidiary	26	(22)
Other Noncash Expense	—	133
Expenses associated with facility maximization project	—	1,018
Costs associated with unsuccessful acquisition	792	—

Adjusted EBITDA	$37,815	$43,737

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities in the thirty-nine weeks ended October 30, 2004 was $14.1 million compared to $8.8 million in the thirty-nine weeks ended October 25, 2003. The change was primarily due to the increased profitability of $4.0 million.

Net cash used in investing activities in the thirty-nine weeks ended October 30, 2004 was $5.7 million compared to $4.2 million in the thirty-nine weeks ended October 25, 2003. The increase in cash used in investing activities in the current year was primarily due to a special dividend having been declared from Chroma Systems in the thirty-nine weeks ended October 25, 2003, and no such special dividend in the thirty-nine weeks ended October 30, 2004. Capital expenditures for the thirty-nine weeks ended October 30, 2004 were $6.6 million compared to $7.2 million for the thirty-nine weeks ended October 25, 2003. The Company anticipates capital expenditures for the remainder of the year to be approximately $3.0 to $4.0 million.

Net cash used in financing activities for the thirty-nine weeks ended October 30, 2004 was $2.0 million compared to $24.2 million in the thirty-nine weeks ended October 25, 2003. The decrease in cash used by financing activities was due primarily to lower prepayment amounts of the Senior Credit Facility and reduced dividends to the Company’s parent during the thirty-nine weeks ended October 30, 2004 as compared to the thirty-nine weeks ended October 25, 2003.

The Company has significant indebtedness which, as of October 30, 2004, consists of $175.0 million of 9.75% senior subordinated notes due 2010, $31.0 million of senior term debt, $0.5 million in purchase money and other indebtedness and $1.3 million in sinking fund bonds under Crossley. As of October 30, 2004, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $3.0 million of letters of credit outstanding leaving total availability of $47.0 million.

The Company’s ability to make scheduled payments of principal, interest, or to refinance its indebtedness, depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond its control. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures. The Company periodically evaluates potential acquisitions of businesses that would complement its existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, the Company may determine to finance any such transaction with existing sources of liquidity.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The amount due on each date is $8.5 million.

During the first quarter of fiscal 2004, the Company leased a facility to be used for a carpet tile production facility in Suzhou, China. Products manufactured at this facility will be sold into mainland China and throughout southeast Asia. Funding of $3.0 million was provided during fiscal 2003 with additional $2.0 million provided on August 6, 2004. Additional funding of up to $1.0 million may be required during the remainder of the year. The Company expects production to begin at this facility during the first quarter of fiscal 2005.

During March 2004, a jury found in favor of Employers Mutual Insurance Companies (“EMC”) related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages to EMC totaling $0.8 million. The Company accrued the full judgment amount of $0.8 million as of January 31, 2004. During the thirteen and thirty-nine weeks ended October 30, 2004, the Company incurred approximately $0.1 million and $0.6 million, respectively, of legal expenses related to this lawsuit. The Company requested a new trial. The judge granted the Company’s motion for a new trial but allowed EMC to reduce the judgment by $0.2 million to avoid a new trial. EMC agreed to the reduction of the judgment by $0.2 million. The Company has appealed the $0.2 million reduction of the judgment and EMC has counter appealed. The amount accrued in the consolidated balance sheet for the judgment was reduced to $0.6 million during the thirteen weeks ended October 30, 2004.

On August 18, 2004, the Company executed Amendment No. 3 (the “Amendment”) to its Senior Credit Facility. The Amendment provides for, among other things, 1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to its facility located in Truro, Nova Scotia, 2) the disposal of and/or transfer to the Company of substantially all of the remaining Santa Ana, California fixed assets and transfer all or substantially all of the accounts receivable, inventory and other liquid current assets from Monterey Carpets, Inc. (“Monterey”), a wholly-owned subsidiary of the Company, to the Company, 3) the release of Monterey as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, 4) the exclusion from the financial covenants calculation of up to $10.0 million of costs related to the move and relocation to the Truro, Nova Scotia plant (the Crossley transfer”), and 5) the reduction of the credit spread to LIBOR plus 2.75 on the Term B Loan. The Amendment further authorizes the collateral agent to release any and all liens held by the collateral agent in or on the assets forming part of the Crossley transfer.

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants are as follows:

	Q1	Q2	Q3	Q4	Thereafter
Fixed charge coverage ratio	1.00:1.00	1.00:1.00	1.00:1.00	1.10:1.00	1.10:1.00
Interest coverage ratio	1.75:1.00	1.75:1.00	1.85:1.00	2.00:1.00	2.25:1.00

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.73:1.00 and 2.54:1.00, respectively, at October 30, 2004. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants as of October 30, 2004, and expects to remain in compliance throughout fiscal 2004, although no assurances to that effect can be given.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility (the “facility maximization project”). The plan to close the facility was approved by the Company’s Board of Directors on August 9, 2004, and is expected to be complete by the end of the Company’s first fiscal quarter in 2005. It is anticipated that the costs incurred will be less than the $6.4 million previously disclosed by the Company in its Form 8-K filed on August 10, 2004. It is currently estimated that the remaining costs will be approximately $3.9 million and consist of severance, lease termination, moving, reinstallation, professional fees and other costs. As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of the remaining $1.3 million of Crossley’s sinking fund bonds debt outstanding. The forgiveness will be over the remaining five-year term of the current note and is based upon certain employee hours worked during the year and will commence in fiscal 2005. The debt will also be non-interest bearing. During the thirteen weeks ended October 30, 2004, the Company incurred approximately $1.0 million in costs associated with the facility maximization project, which consist of professional fees, severance and other related costs. Costs of Goods Sold included $0.4 million and Selling, General and Administrative Expenses included $0.6 million of these expenses in the accompanying Consolidated Statements of Income. In addition the Company anticipates capital expenditures of approximately $3.0 million related to the move. The costs incurred and the anticipated expenditures remaining are as follows:

(Amounts in millions)	Anticipated Total Expenditures as of August 10, 2004	Change in Estimate of Expenditures as of October 30, 2004	Amounts Incurred as of October 30, 2004	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$0.4	$1.7
Contractual Obligations and Professional Fees	3.1	(1.8)	0.1	1.2
Other Project Costs	1.5	—	0.5	1.0

Gross Project Expenditures	$6.4	$(1.5)	$1.0	$3.9

The accrued facility maximization costs at October 30, 2004 amounted to $0.6 million, which consisted of severance and other costs. These costs are included in Accrued Expenses in the accompanying Consolidated Balance Sheets.

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements.

As discussed in Note 13, subsequent to the end of the quarter, the Company terminated its partnership interest in Chroma. The Company will receive no future cash dividends from Chroma.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 3 to the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 31, 2004, which was filed with the Securities and Exchange Commission in May 2004. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on the Company’s historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. In addition to the annual impairment tests required by SFAS No. 142, the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and indefinite lived intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Accounts Receivable Allowances. The Company sells floorcovering products to a wide variety of manufacturers and retailers located primarily throughout the United States and generally does not require collateral. Allowances are provided for expected cash discounts, return, claims and doubtful accounts based upon historical experience and periodic evaluations of the financial condition of the Company’s customers and collectability of the Company’s accounts receivable. These allowances are maintained at a level which management believes is sufficient to cover potential credit losses. Accounts receivable balances are aged according to invoice and applicable terms, and are written off as uncollectible only after all reasonable collection efforts have been made.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out, method. Reserves for potentially excess or obsolete inventory are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Although we are not subject to material foreign currency exchange risk, we are exposed to changes in interest rates. Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At October 30, 2004, we had variable rate debt of $31.3 million and fixed rate debt of $176.5 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. The impact on our results of operations of a one-point change on the outstanding balance of our term loan as of the thirty-nine weeks ended October 30, 2004 would be approximately $0.2 million annually, net of tax.

Item 4. Controls and Procedures

As of October 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II Other Information

Item 1. Legal Proceedings

During March 2004, a jury found in favor of Employers Mutual Insurance Companies (“EMC”) related to alleged violations of express oral warranty and implied warranty of fitness for particular purpose and awarded damages to EMC totaling $0.8 million. The Company accrued the full judgment amount of $0.8 million as of January 31, 2004. During the thirteen and thirty-nine weeks ended October 30, 2004, the Company incurred approximately $0.1 million and $0.6 million, respectively, of legal expenses related to this lawsuit. The Company requested a new trial. The judge granted the Company’s motion for a new trial but allowed EMC to reduce the judgment by $0.2 million to avoid a new trail. EMC agreed to the reduction of the judgment by $0.2 million. The Company has appealed the $0.2 million reduction of the judgment and EMC has counter appealed. If the Company is unsuccessful, it will be required to pay the judgment amount and related legal and professional fees. The amount accrued in the consolidated balance sheet for the judgment was reduced to $0.6 million during the thirteen weeks ended October 30, 2004.

On November 8, 2004, the Company executed the Chroma Transition Agreement (the “Agreement”). As part of the Agreement and California Partnership Law, the Company retains its share of the third party claims that may be asserted for the period prior to the Company’s exit from the partnership.

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

Item 6. Exhibits

Exhibits

10.1	Chroma Transition Agreement, dated November 8, 2004

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC.
(Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Chief Financial Officer and Vice President
(duly authorized officer and principal
financial and accounting officer)