Form 10-K
period 2005-01-29
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2005-04-29
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 29, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-88212

COLLINS & AIKMAN FLOORCOVERINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2151061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

311 Smith Industrial Boulevard, Dalton, Georgia	30721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 259-9711

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None*

*	The Issuer filed a registration statement on Form S-4 (Registration No. 333-88212) effective pursuant to the Securities Act of 1933, as amended, on August 12, 2002. Accordingly, the Issuer files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 15(d)-1 of the regulations there under.

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

As of April 15, 2005, 1,000 shares of the Registrant’s common stock, no par value, were outstanding and held entirely by Tandus Group, Inc. None of the Registrant’s common stock was held by non-affiliates.

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

General

Collins & Aikman Floorcoverings, Inc., a Delaware Corporation formed in 1995, is principally a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including education, corporate offices, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

The Company’s C&A brand products, six-foot roll carpet and modular carpet tile, are known for their long-term performance, comfort under foot, installation ease, longer useful life and advanced backing technology, which includes our RS “peel & stick” adhesive system for vinyl-backed product installation, and our ER3 carpet recycling technology.

The Company’s Monterey brand is known in the high-style, fashion-oriented sector of the commercial broadloom carpet market due to its designs and intricate patterns in a wide variety of colors, textures, pile heights and densities. The brand has been acknowledged on numerous occasions with various awards for its design.

The Company’s Crossley brand is known in Canada in the tufted and woven broadloom commercial carpet markets. The Crossley brand uses crossweave looms and state of the art tufting technology to produce high-quality woven and tufted products in a wide variety of patterns and price points to meet the needs of interior design professionals, flooring contractors and end users.

The Company is a wholly owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus Group.

On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by moving the production of its Monterey brand to the Crossley manufacturing facility in Truro, Nova Scotia and closing its manufacturing facility in Santa Ana, California (the “Facility Maximization”). The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and is currently expected to be completed by the end of the Company’s second fiscal quarter in 2005. The Facility Maximization is anticipated to substantially increase utilization in the Truro, Nova Scotia facility, create lower costs by better managing fixed assets, increase plant efficiencies and lower working capital requirements previously needed to support the two separate facilities. No assurances can be given that we will be successful in this regard.

The U.S. commercial carpet market, is comprised of the specified and non-specified segments. We focus on the specified commercial carpet market, which makes up the majority of the total U.S. commercial carpet market. In the specified commercial carpet market, products are manufactured to the specifications of architects, designers and owners, as compared to the non-specified market in which products are purchased off-the-shelf. The key competitive factors in the specified carpet market are product durability, long-term performance, product design and service, and price. We believe the Company is well-positioned to capitalize on recently emerging positive trends within the specified commercial carpet market, including (1) six-foot roll carpet continuing to gain market share from other floorcoverings in end markets in which it has distinct performance advantages, such as ease of maintenance, long-term performance and longer useful life; (2) modular carpet tile increasingly being used instead of other flooring surfaces due to increased raised flooring applications, the continuing trend toward modular furniture systems, and greater use of modular tile as a design tool and acceptance of tile in new markets; and (3) increasing customer demand for high-style broadloom carpet with complex patterns and textures.

Products

Tandus designs, manufactures and markets a comprehensive package of complementary products under the C&A, Monterey and Crossley brands, including six-foot roll carpet, modular carpet tile and woven and tufted broadloom carpet. In woven broadloom carpet, yarn is woven together to form a single integrated fabric and is distinguishable from tufted broadloom in which yarn is sewn into a primary backing with the later addition of a secondary backing. With a portfolio of products available in a wide variety of colors, textures, pile heights, densities and price points, we market ourselves as a one-stop solution for specified commercial carpet. We believe that each of our products offers distinctive characteristics for use and application. We believe that our ability to offer a complete package of product offerings is a competitive advantage since each product provides distinct features and benefits as follows:

Six-Foot Roll Carpet. We believe that our C&A brand holds a dominant market position in vinyl-backed, six-foot roll carpet. Six-foot roll carpet has certain performance advantages versus twelve-foot broadloom carpet and hard surface flooring and is used primarily in applications that require (i) long-term appearance retention, (ii) ease of maintenance and (iii) comfort under foot. Our six-foot roll carpet utilizes the Powerbond backing technology and the patented RS “peel and stick” installation system.

Modular Carpet Tile. We believe C&A was the first manufacturer in North America to introduce vinyl-backed modular carpet tile technology and is among the leading brands within the domestic modular carpet tile market. Our modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements. Our C&A brand carpet tile is being made with ER3, our patented recycled content backing, the only one of its kind in the industry. See “Product Features—ER3”

Broadloom Carpet. The Monterey and Crossley brands are known design leaders in the high-style, fashion-oriented sector of the commercial broadloom carpet market. Sold in twelve-foot rolls, Monterey broadloom is tufted, while Crossley provides both tufted and woven broadloom. Broadloom is particularly suited for fashionable designs and stylish interiors as its width provides a broad area upon which creative designs and intricate patterns can be displayed in a wide variety of colors, textures, pile heights and densities. Specified broadloom carpet is primarily used in end markets where aesthetics and style are the drivers rather than durability or long-term appearance retention. In general, broadloom carpet is more frequently replaced than six-foot roll goods or carpet tile because of its prevalence in spaces, which are regularly renovated in order to reflect current fashion trends and styles.

Product Features

Powerbond. In 1967, our C&A brand introduced Powerbond, the industry’s first vinyl cushioned backing system. This closed-cell backing technology exhibits superior durability and cleaning characteristics and reduced seam visibility. Powerbond combines the best attributes of hard surfaces (longer useful life and ease of maintenance) and carpet floorcoverings (comfort, acoustics and aesthetics). It eliminates problems often associated with traditional broadloom carpet, including delamination (separation of carpet backing), zippering and unraveling. In addition, these products are installed using chemically-welded seams rather than conventional glued seams to provide a seamless, impermeable moisture barrier. Other Powerbond features include its ease of repair, long-term appearance, a 50% to 100% longer useful life than conventional broadloom carpet and 15 to 25 year non-prorated warranty against delamination, loss of cushion resiliency and watermarking.

RS. In 1988, we introduced our RS technology, a patented releasable “peel & stick” adhesive system for Powerbond vinyl-backed product installation, which dramatically simplifies installation. The RS technology enables products to be bonded to a surface without the use of wet adhesives thus minimizing disruption to customers during the installation process. Conventional installations with wet adhesives normally require significant downtime for the adhesive to cure prior to installation. The RS technology also addresses carpet-related indoor air quality concerns by eliminating the fumes typically associated with wet adhesives. The RS technology minimizes disruption to usable space, which is often critical in each of our end markets.

ER3. ER3 is a patented backing for modular carpet tile produced from both post-consumer and post-industrial carpet waste. This closed-loop system (waste-to-product) allows us to take used carpet tile from our customers and use it as raw material for producing new carpet tile. This system eliminates our customers’ disposal costs and can keep waste out of landfills at a time when environmental sensitivities are high.

Crossley Weaving Heritage. Weaving continues to be an important differentiation for us in high-end markets. Woven fabrics are unique in construction and are believed to be valued by professional designers as a result of their more refined styling capability and pattern flexibility. Woven carpets are a single, integrated fabric that offer strength, stability and locked-in-yarns to prevent zippering or pulling. Today, we are one of only a few manufacturers in North America with weaving capability.

End Markets

Corporate. We offer a complete package of carpet product offerings that addresses most needs of the corporate facility manager and their interior designers and architects, including six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. We have a dedicated sales force that focuses exclusively on marketing our brands to the corporate market. This group works with the individual brands to develop flooring solutions for corporate facility managers. We have focused on projects on the basis of product durability, appearance retention, production design and service rather than pricing. As part of our strategy to increase penetration of this market, we have a national accounts program that targets the country’s largest corporations. This group focuses on Fortune 1000 corporations by developing relationships at the senior levels in facility management and purchasing.

Education. The education market has been a primary focus for the C&A brand since the development of Powerbond in 1967. Powerbond’s long-term appearance retention characteristics have been the principal factor behind its success in this market, as customers tend to be particularly sensitive to longer useful life, comfort, acoustics and ease of maintenance. The Powerbond product in many of these installations has been in use for more than 20 years. Historically, we have focused on the kindergarten through 12th grade market, however, over the last few years, we have expanded our marketing efforts to include the college and university markets. We expect to utilize our other product offerings to grow this segment, as colleges and universities have more diverse floorcovering needs than the primary and secondary school markets.

HealthCare. We believe that Powerbond RS is particularly well suited to the healthcare market because of its moisture impermeability and quick, safe installation. Powerbond RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the healthcare market, and its moisture impermeability and welded seams make it easy to maintain. Long term care is the fastest growing segment within the healthcare market due to compelling demographics. These facilities strive to create a home-like environment for residents, which provides an opportunity for us to promote all products including the Irish-Style broadloom brands.

Government. We market and sell to federal, state and local governments. We are suppliers to the U.S. General Services Administration, which establishes product categories and related minimum product specifications for various budget levels and aesthetic requirements. State and local governments purchase floorcovering products independently through contracts with approved suppliers. We are currently an approved supplier to several states and municipalities. We believe that we are better able to compete in the government market based on our environmental initiatives, including both the Powerbond RS “peel & stick” backing system and our ER3 recycled content product offerings.

Retail Stores. We focus on major retail chains that have the potential for large, nationwide volumes. This segment requires a diverse product offering, as needs vary from high-end boutiques to mass merchandisers. We believe that our products are well suited to fulfill these needs and provide the added advantage of reducing potential “slip and fall” liability. A significant portion of these sales is managed by our Source One department, which arranges product installation for our customers. Our installation service and our comprehensive project management capabilities are critical to meet short construction schedules inherent in the retail market.

International Markets. In July 1999, we acquired Crossley Carpet Mills, Ltd (“Crossley”) of Truro, Nova Scotia. This acquisition allowed the Company to market all three of our brands in Canada through the Crossley organization. In addition, in August 1998, we acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd., a start-up commercial carpet distribution venture in Singapore. We established our first international sales office in 1989 in the United Kingdom, and in 1998 acquired a carpet-backing manufacturer headquartered in Wales. Our presence in such international markets enables us to distribute our products throughout the world and strengthen our relationships with U.S.-based multi-national corporate accounts. We plan to continue to add distributors and dedicated sales personnel in strategic international geographies to increase our share of the global commercial carpet market. During the second quarter of fiscal 2005, we expect to begin production of carpet tile products in Suzhou, China. We plan to sell the products manufactured at this facility into mainland China and throughout Southeast Asia, although no assurance can be given that we will be successful in this regard. In addition, the Company recently formed Tandus Netherlands BV, which will serve as our sales headquarters for continental Europe.

Sales and Segmentation Strategy

We utilize a segmented sales and marketing strategy to target the specific needs of the customers in each of our end markets. This segmented marketing strategy requires each sales person to develop an expertise in a specific end market, which is expected to result in greater customer-focused service, comprehensive market coverage and increased sales productivity.

Our C&A, Monterey and Crossley brands provide custom designed products and promotional materials for each end market, which highlight the advantages of our products in several key performance categories. Each end market is sensitive to different issues and places value on different performance characteristics. We have developed our products and technical innovations in response to the needs of our target customers and segments. Although we will work with a distributor in order to arrange for delivery and sale, our primary contact with the customer is through our sales force and not through an intermediary. This enables us to continue to customize our products and services to respond to the specific needs of the customer. We have an in-house design team for each brand that is dedicated to developing new, innovative designs for each of our primary end markets.

Across our brands, the majority of sales are specified by the facility owner or a professional designer. Because each market has distinct performance, design and installation requirements, our account managers focus on educating the facility owners and design professionals on (i) the technical specifications and advantages of our products, (ii) our design capabilities for specific market segments, (iii) our environmental initiatives and (iv) our value-added services. We believe this end market-oriented strategy has resulted in greater visibility for our brands.

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

Direct. Direct distribution allows customers to purchase our floorcovering products directly from us. Our account managers work directly with the customer to advise, educate and make recommendations for the selection and specification of the right product for the particular application. The customer is responsible for sub-contracting the project management and installation.

Source One. Source One, our in-house project management department, provides single-source coordination and turnkey project management service. The department was established to provide a “one phone call,” “single-source” project management service to meet the specific needs of our customer base. The service includes facility measurement, project coordination, order entry, delivery and installation of a wide range of interior finishes from our product offerings. A network of over 1,000 certified installers and strategic dealer partnerships throughout the United States provides installation.

Dealers. The carpet industry often sells products to customers through the use of local dealers, who typically broker products from manufacturers and subcontract installation through local installers. Many customers request that the product be delivered through a local dealer who provides a range of project management services, including carpet removal, staging and installation services.

Backlog

Our backlog of unshipped orders was approximately $23.7 million at January 29, 2005. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects.

Product Development and Design

Product development and design is important in the commercial floorcovering marketplace as designers and customers seek up-to-date product aesthetics. We generally develop products tailored to the requirements of specific market segments. This process begins with feedback from leading designers and customers in each segment relating to product features such as color, texture and pattern. This marketplace input is vital as the product/styling needs are very different for each end market. Our product development group is highly integrated with our sales organization and customer base, which increases the effectiveness of the product development process.

We estimate that approximately one fourth of our sales involve custom colors or designs requiring accurate interpretation of customer needs and timely conversion into a sample fabric. Each manufacturing facility has dedicated sample equipment that facilitates quick turnaround of custom design requests.

Competition

The commercial floorcovering industry is highly competitive. Our C&A brand competes with other brands of vinyl-backed carpet, as well as twelve-foot broadloom carpet and other types of commercial floorcovering. The major competitors to the C&A brand are Interface, Inc., Mohawk Industries, Inc. and Shaw Industries, Inc. in six-foot roll goods, and Interface Flooring System, Inc. (owned by Interface, Inc.), Milliken Inc., Mohawk Industries, Inc. and Shaw Industries, Inc. in modular carpet tile products. Our Monterey and Crossley brands compete with other broadloom manufacturers. The major competitors to the Monterey and Crossley brands are Bentley Mills (owned by Interface, Inc.), Mohawk Industries, Atlas Carpets, Masland Carpets and Shaw Industries. Although the industry recently has experienced consolidation, a large number of manufacturers remain. In North America, we believe we are the largest manufacturer of six-foot roll carpet, a leading manufacturer of modular carpet tile and a design leader in the high-style specified commercial broadloom carpet market. There are a number of domestic competitors that manufacture these products and certain of these competitors have greater financial resources than we do.

We believe the key competitive factors in our primary floorcovering markets are product durability, product design and color, appearance retention, service and price. In the specified commercial market, six-foot roll carpet and modular carpet tiles compete with various floorcoverings, of which broadloom carpet has the largest market share. Our six-foot roll carpet has gained market share from traditional broadloom carpet in end markets in which it has distinct performance advantages, such as ease of maintenance, appearance retention and longer useful life. Modular carpet tile has also increasingly been used instead of other flooring surfaces due to raised flooring applications, which enable under-the-floor cable management and air delivery systems, and the continuing trend toward modular furniture systems, which require the functionality of tile. Ease of maintenance (replacement) and flexibility of design are also emerging trends for tile. In the high-style specified commercial broadloom carpet market, the Monterey and Crossley brands primarily compete on aesthetics, service, quality and price.

Manufacturing and Facilities

We own four manufacturing facilities in Dalton, Georgia including (i) a yarn processing plant with carpet dyeing capabilities, (ii) a carpet tufting plant, (iii) a carpet finishing and tile cutting plant, which includes tile printing and recycling operations and (iv) a customer service center and distribution warehouse. Extrusion owns a yarn extrusion facility in Calhoun, Georgia. Crossley owns a manufacturing, administrative and warehouse facility in Truro, Nova Scotia. Tandus Manufacturing Limited owns two facilities in the United Kingdom, including a six-foot roll and tile finishing plant. Monterey, until completion of the facility maximization project, leases a carpet tufting, administrative and warehouse facility in Santa Ana, California. In addition to these facilities, we lease a number of sales and service facilities and one warehouse in the United States and one sales and service facility in the United Kingdom. We believe our manufacturing capacity is sufficient to meet our requirements for the foreseeable future. During the second quarter of fiscal 2005, we plan to begin production of carpet tile products in Suzhou, China. We plan to sell the products manufactured at this facility into mainland China and throughout Southeast Asia. No assurance can be given in this regard.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility. The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and is expected to be completed by the end of the Company’s second fiscal quarter in 2005.

The following table summarizes our manufacturing, distribution and sales facilities:

	Location	Operation	Segment	Owned/Leased	Approximate Square Feet
United States	Dalton, Georgia	Yarn Processing Carpet Dyeing	Floorcovering	Owned	161,500
	Dalton, Georgia	Tufting Corporate Offices	Floorcovering	Owned	154,990
	Dalton, Georgia	Six-Foot Finishing Tile Finishing Tile Printing Recycling	Floorcovering	Owned	245,800
	Dalton, Georgia	Environmental Center Warehouse	Floorcovering	Leased	103,500
	Dalton, Georgia	Distribution Warehouse Sales Service Office Finance & Administration	Floorcovering	Owned	133,200
	Dalton, Georgia	Sample Warehouse	Floorcovering	Leased	105,000
	Chicago, Illinois	Sales / Showroom	Floorcovering	Leased	5,498
	Dallas, Texas	Sales / Showroom	Floorcovering	Leased	1,960
	Denver, Colorado	Sales / Showroom	Floorcovering	Leased	1,318
	Marietta, Georgia	Sales / Showroom	Floorcovering	Leased	2,129
	New York, New York	Sales / Showroom	Floorcovering	Leased	3,800
	Los Angeles, California	Sales / Showroom	Floorcovering	Leased	5,300
	San Francisco, California	Sales / Showroom	Floorcovering	Leased	3,330
	Santa Ana, California	Sales / Administration	Floorcovering	Leased	3,959
	Santa Ana, California	Warehouse Samples Administration	Floorcovering	Leased	88,266
	Santa Ana, California	Tufting Yarn Processing	Floorcovering	Leased	102,758
	New York, New York	Sales Office	Floorcovering	Leased	1,578
	Chicago, Illinois	Sales/Showroom	Floorcovering	Leased	3,119
	Houston,Texas	Sales/Showroom	Floorcovering	Leased	1,015
	Washington, DC	Sales/Showroom	Floorcovering	Leased	2,800
	Calhoun, Georgia	Yarn Extrusion	Extrusion	Owned	125,400

Canada	Truro, Nova Scotia	Administration Manufacturing Warehouse	Floorcovering	Owned	365,000
	Mississauga, Ontario	Sales / Showroom	Floorcovering	Leased	4,027

United Kingdom	Blaina, Gwent, Wales	Six Foot and Tile Finishing	Floorcovering	Owned	32,000
	Blaina, Gwent, Wales	Warehousing	Floorcovering	Owned	14,000
	Blaina, Gwent, Wales	Sales/Warehouse	Floorcovering	Leased	4,860
	Blaina, Gwent, Wales	Chemical Mixing	Floorcovering	Leased	4,000
	Blaina, Gwent, Wales	Sales / Showroom	Floorcovering	Leased	5,500

Other	Singapore	Sales / Showroom	Floorcovering	Leased	2,106
	Singapore	Sales/Showroom	Floorcovering	Leased	2,153
	Malaysia	Office	Floorcovering	Leased	926
	Shanghai, China	Office	Floorcovering	Leased	915
	Suzhou, China	Office/Manufacturing	Floorcovering	Leased	63,669

Raw Materials

Our raw materials, including yarn, nylon and polypropylene chip, primary backing, coater materials, and dye chemicals, represent the single largest component of our carpet’s costs. Yarn comprises approximately one-third of the carpet’s cost structure and in excess of one-half of total raw material costs. Historically, we have been able to pass on yarn price increases in the ordinary course of business in response to published increases by major yarn suppliers. Increases in the cost of petroleum-based raw materials could adversely affect us if we were unable to pass the increase through to our customers. Unanticipated termination or interruption of our arrangement with our primary third-party supplier of nylon yarn, Invista, Inc. (“Invista”), could have a material adverse effect on us. We use Invista continuous filament yarn for the majority of our products.

While Invista is a very important vendor, we believe that there are adequate alternative sources of supply from which we could fulfill our synthetic fiber requirement including, but not limited to, nylon yarn produced by the Company’s extrusion facility. In addition to Invista, there are at least three major third party suppliers to the commercial carpet industry from whom the Company acquires yarn.

The other significant raw materials used by the Company in its carpet manufacturing process include coater materials, such as vinyl resins and primary backing. The Company has not experienced a problem sourcing nylon, processed yarn or any other raw material used in the manufacture of carpet from suppliers and does not anticipate any difficulties in sourcing these raw materials in the future, although no assurances can be given in this regard.

At the Company’s yarn extrusion plant, the significant raw materials used are nylon and polypropylene polymer and dye pigments. The chips purchased are used to manufacture the nylon and polypropylene yarn. The dye and pigments give the yarn color for solution dyed yarns.

Patents, Copyrights and Trademarks

We own numerous copyrights and patents in the United States and certain other countries, including our Powerbond RS patent, which expires in 2008, and our patents (process and product) for the ER3 backing produced from our environmental programs, which expire in 2014. We also own numerous registered trademarks in the United States, including Powerbond and Powerbond RS. We consider our industry knowledge and technology more important to our current business than our patents, copyrights or trademarks and, accordingly, believe the expiration of existing patents or loss of a copyright or trademark will not have a material adverse effect on our operations. However, we actively maintain and enforce patents, trademarks, copyrights and trade secrets.

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

Customers

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented in the accompanying financial statements. The Extrusion segment’s largest customer accounted for 35.4% of sales during fiscal 2004, as a result of a three-year supply agreement with the seller from whom the extrusion facility was acquired. The Extrusion segment’s second largest customer accounted for 14.0% of sales during fiscal 2004.

International Sales

International net sales of the Company were $39.3 million or 12.6% and $41.3 million or 12.1% of the Company’s total net sales for fiscal 2003 and fiscal 2004, respectively. Canadian customers comprised $28.8 million or 9.3% and $31.0 or 9.1% of total net sales for fiscal 2003 and fiscal 2004, respectively, while the remaining international sales, primarily to customers in Southeast Asia, the U.K. and South America, were $10.5 million or 3.4% in fiscal 2003 and $10.3 million or 3.0% in fiscal 2004.

Employees

At January 29, 2005, we had a total of 1,715 employees of which 1,104 were hourly and 611 salaried. We have experienced no work stoppages and believe that our employee relations are good. All of our employees are non-union with the exception of Crossley’s approximately 350 manufacturing workers in Canada that are subject to a collective bargaining agreement. The collective bargaining agreement that represents this union expires on June 30, 2006. Under a separate agreement the union and the Company have agreed that there will be no work stoppages through 2011.

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

Financial Information About Operating Segments and Geographic Areas

The Company operates in two industry segments: floorcoverings and extrusion. Information relating to the Company’s two operating segments can be found in Note 13 to the Company’s consolidated financial statements for the year ended January 29, 2005. Certain information concerning our net sales and long-lived assets by geographic areas can also be found in Note 13.

Available Information

The Company files periodic reports (Forms 10-K, 10-Q and 8-K) with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Internet address is www.tandus.com.

Reports to Security Holders

The Company provides its stockholder with unaudited interim and annual financial information that has been examined and reported on with an opinion expressed by the Company’s independent auditor.

Item 2.	Properties

For information concerning the principal physical properties of the Company, see “Item 1. Business – Manufacturing and Facilities.”

Item 3.	Legal Proceedings

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, resulting in irreversible damage to the carpet. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims included express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure and were tried to a jury. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of this carpet. The Company filed a motion for judgment as a matter of law and a motion for a new trial. The judge denied the Company’s motion for judgment as a matter of law but conditionally granted the Company’s motion for a new trial if EMC refused to accept a $0.2 million reduction of the judgment. EMC agreed to the reduction of the judgment, causing the new trial motion to be denied. The Company has appealed the denial of its motion for judgment as a matter of law asserting that EMC failed to prove the affirmative defense of fraudulent concealment by clear, convincing and satisfactory evidence. The Company has posted a letter of credit in favor of EMC for $0.8 million to secure EMC’s recovery should EMC prevail. If the Company is unsuccessful, it will be required to pay the judgment amount and related legal and professional fees.

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The judgment award of $0.6 million was recorded during the fiscal year ended January 31, 2004, and is included as an accrued liability in the January 29, 2005 consolidated balance sheet. The Company incurred legal expenses during fiscal 2004 related to the EMC lawsuit of approximately $0.6 million. The expenses are included in the Company’s consolidated statement of operations for fiscal 2004.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts that existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are on going and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session is currently scheduled for June 2, 2005. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

Item 4.	Submission of Matters to A Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of April 15, 2005, there was one holder of record of the Company’s common stock. There is no public trading market for the Company’s common stock.

The following table provides information as of January 29, 2005, with respect to compensation plans under which Tandus Group equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities already issued
Equity compensation plans approved by shareholders (1)	57,061.64	$35.70	14,379.49

Equity compensation plans not approved by shareholders	—	—	—

Total	57,061.64	$35.70	14,379.49

(1)	Consists of 57,061.64 shares subject to awards granted under Tandus Group’s 2001 Executive and Management Stock Option Plan.

Dividends

The declaration and payment of dividends is at the discretion of our Board of Directors and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include certain limitations in covenants contained in our senior credit facility and in the indentures governing our public indebtedness. The Company paid dividends of approximately $2.3 million to its parent, Tandus Group, Inc., in fiscal 2003 and paid no dividends in fiscal 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere herein. The financial data as of and for the years ended January 27, 2001, January 26, 2002, January 25, 2003, January 31, 2004 and January 29, 2005 have been derived from the audited financial statements of the Company. The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere herein.

	Fiscal Year Ended (1)
	January 27, 2001 (Fiscal 2000)	January 26, 2002 (Fiscal 2001)	January 25, 2003 (Fiscal 2002) (2)	January 31, 2004 (Fiscal 2003) (3)	January 29, 2005 (Fiscal 2004)
	(Dollars in thousands)
Operating Data:
Net sales	$341,293	$322,036	$321,165	$311,057	$340,474
Costs of goods sold	219,969	207,036	211,020	209,798	226,601

Gross profit	121,324	115,000	110,145	101,259	113,873
Selling, general and administrative expenses	70,083	68,848	67,248	73,356	78,227
Other intangible asset amortization (4)	8,066	7,704	5,461	8,846	3,112
Recapitalization compensation charge (5)	30,223	—	—	—	—

Operating income	12,952	38,448	37,436	19,057	32,534
Equity in earnings of Chroma	2,293	1,534	1,733	1,386	893
Net Interest expense (6)	28,592	24,193	23,910	21,343	20,494
Net Income (loss) (7)	(8,558)	8,284	5,781	1,234	6,703

Other Financial Data:
Adjusted EBITDA (8)	$62,888	$59,834	$53,820	$42,701	$51,024
Depreciation and amortization	17,648	17,894	14,452	16,537	13,582
Capital expenditures	10,702	8,224	9,027	8,830	11,862
Dividend to parent (9)	40,131	4,615	3,153	2,263	—
Earnings (loss) per share	(8,558)	8,284	5,781	1,234	6,703

Cash Flow Data:
Net cash provided by operating activities	$33,187	$38,333	$27,482	$20,019	$27,245
Net cash used in investing activities	(9,365)	(6,974)	(42,265)	(5,308)	(10,848)
Net cash provided by (used in) financing activities	(22,185)	(30,632)	31,240	(24,253)	(1,523)

Balance Sheet Data:
Total Assets	$301,663	$270,433	$319,015	$299,148	$318,610
Long-term debt	212,093	185,197	218,666	207,516	207,536

(1)	The Company’s results of operations for periods prior to acquisitions may not be comparable to the Company’s results of operations for subsequent periods.

(2)	The Company acquired Extrusion in May 2002. The results of the acquired business have been included in the Company’s consolidated financial statements since the date of acquisition.

(3)	The fiscal period ended January 31, 2004 included 53 weeks.

(4)	In the fourth quarter of fiscal 2001, the Company’s United Kingdom subsidiary recorded a non-cash impairment charge of $2.2 million related to its investment in its wholly-owned subsidiary, Tandus Manufacturing Limited. The impairment charge consisted of the write-off of all goodwill recorded at the initial acquisition date. In the fourth quarter of fiscal 2003, Extrusion recorded a non-cash impairment charge of $2.6 million related to a supply agreement. The impairment charge was to reduce the net carrying value of the supply agreement to its fair value.

(5)	As part of the January 2001 recapitalization, the Company incurred a non-recurring compensation charge of approximately $30.2 million for fiscal 2000 relating to the cancellation of Tandus’s outstanding stock options. This charge represents the difference between the fair market value of the Tandus Group common stock issuable upon exercise of the options and the exercise price of these options.

(6)	Net interest expense for the year ended January 26, 2002 included $5.2 million for the changes in fair market value of the Company’s interest rate hedging arrangements relating to its Senior Credit Facility. These hedging arrangements were cancelled in connection with the offering of the outstanding $175.0 million of the Senior Subordinated Notes (the “9.75% Notes”).

(7)	Included in net income for fiscal 2002 is a non-cash charge of $3.2 million for the cumulative effect of a change in accounting principle related to goodwill as discussed in Note 9 to the consolidated financial statements. If the Company had applied the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, for all periods presented, net income would have increased by $2.6 million in fiscal 2000 and $2.6 million in fiscal 2001.

(8)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization plus the cumulative effect of change in accounting principle, Chroma cash dividends, non-cash charges or expenses (other than the write down of current assets), minority interest in income of subsidiary, non-recurring costs associated with an unsuccessful acquisition, less equity in earnings of Chroma and gain on forgiveness of debt, plus the recapitalization compensation charges and non-cash charges relating to goodwill impairment write-off for our acquisition of Tandus Manufacturing Limited and the impairment charge for the supply agreement at Extrusion and facility maximization costs. Adjusted EBITDA is presented because such measures are commonly used by certain investors and analysts to analyze a company’s ability to service debt. We utilize Adjusted EBITDA as (a) a benchmark for our annual budget and our long range plan, (b) a valuation method for potential acquisitions and (c) a measure to determine our compliance with our Senior Credit Facility debt covenants. However, Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. The most directly comparable GAAP financial measure is net income (loss). Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these financial statements may not be comparable to those disclosed by other companies. A reconciliation of net income (loss) to Adjusted EBITDA is presented in the following table:

	Fiscal 2000	Fiscal 2001	Fiscal 2002	Fiscal 2003	Fiscal 2004
Net income (loss)	$(8,558)	$8,284	$5,781	$1,234	$6,703
Cumulative effect of change in accounting principle	—	—	3,240	—	—
Intangible asset impairment charge	—	2,242	—	2,616	—
Income tax expense (benefit)	(3,040)	9,204	6,788	(2,147)	5,961
Net interest expense	28,592	24,193	23,910	21,343	20,494
Gain on forgiveness of debt	(1,816)	(1,728)	(570)	—	—
Recapitalization compensation charge	30,223	—	—	—	—
Depreciation	9,582	10,190	8,991	10,307	10,470
Amortization	8,066	7,704	5,461	6,230	3,112
Chroma cash dividends	2,065	1,250	1,932	3,522	922
Equity in earnings of Chroma	(2,293)	(1,534)	(1,733)	(1,386)	(893)
Minority interest in income of subsidiary	67	29	20	13	97
Facility maximization costs	—	—	—	—	3,986
Non-recurring costs associated with unsuccessful acquisition	—	—	—	969	—
Other Non-Cash items	—	—	—	—	172

Adjusted EBITDA	$62,888	$59,834	$53,820	$42,701	$51,024

(9)	Dividend to parent represents payments of certain expenses attributable to and paid by the Company on behalf of its parent, Tandus Group, Inc. The amounts paid in fiscal 2001 are primarily related to the Recapitalization transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high-style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including education, corporate office, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). As a result of a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus Group.

Acquisitions

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

Results of Operations

The following table sets forth certain operating results as a percentage of net sales for the periods indicated. Fiscal 2004 and fiscal 2002 were 52 weeks while fiscal 2003 contained 53 weeks.

	Fiscal Year Ended
	January 25, 2003 (fiscal 2002)	January 31, 2004 (fiscal 2003)	January 29, 2005 (fiscal 2004)
	(Percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.7	67.4	66.6

Gross profit	34.3	32.6	33.4
Selling, general and administrative expenses	20.9	23.6	23.0
Other intangible assets amortization	1.7	2.8	0.9

Operating income	11.7	6.2	9.5
Net interest expense	7.4	6.9	6.0
Net income	1.8%	0.4%	2.0%

Fiscal Year Ended January 29, 2005 (“fiscal 2004”)

Compared with Fiscal Year Ended January 31, 2004 (“fiscal 2003”)

Net Sales. Net sales for fiscal 2004 were $340.5 million, an increase of $29.4 million or 9.5%, from $311.1 million in fiscal 2003. Net sales of the Company’s floorcovering segment were $317.2 million for fiscal 2004 as compared to $283.0 million for fiscal 2003, an increase of $34.2 million or 12.1%. The increase in the floorcovering segment’s net sales was due to improved demand throughout the specified commercial market in North America. Increases were achieved in all end markets with the corporate, government and education markets having the largest year over year increases. The increase was primarily volume driven. Net sales of the Extrusion segment were $23.3 million for fiscal 2004 as compared to $28.0 million for 2003, a decrease of $4.8 million or 17.1%. The lower external net sales for the Extrusion segment was due to significantly increased usage by the Company’s floorcovering segment and lower sales to the former owner than in the prior year. The reduction was partially offset by increased sales to new external customers.

Cost of Goods Sold. Cost of goods sold increased to $226.6 million in fiscal 2004 from $209.8 million, an increase of $16.8 million or 8.0%. The decrease as a percentage of net sales was primarily due to the increased absorption of fixed manufacturing costs as a result of improved sales volume, increased usage of the yarn from the Company’s Extrusion facility and manufacturing cost improvements. As a percentage of sales, these costs were 66.6% for fiscal 2004 and 67.4% for fiscal 2003. Included in cost of goods sold for the 2004 period are expenses of $2.6 million related to the Company’s planned closure and transfer of assets from its Santa Ana, California facility. (See further discussion in “Liquidity and Capital Resources”).

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses in fiscal 2004 were $78.2 million, an increase of $4.9 million or 6.6% from $73.4 million for fiscal 2003. However, as a percentage of sales, these expenses, were 23.0% for fiscal 2004 as compared to 23.6% for fiscal 2003. The increase in dollars was primarily due to higher compensation and related benefits of $5.7 million, foreign exchange losses of $2.0 million and commissions of $0.6 million, which were partially offset by lower legal and professional fees of $1.5 million, sampling and related costs of $1.1 million, and advertising, marketing and related costs of $1.5 million. Included in selling, general and administrative expenses for the 2004 period are expenses of $1.4 million related to the Company’s planned closure and transfer of assets from its Santa Ana, California facility. (See further discussion in “Liquidity and Capital Resources”).

Amortization. Intangible asset amortization decreased to $3.1 million in fiscal 2004 from $8.8 million in fiscal 2003. The decrease was due to the Company’s non-compete with its former parent being fully amortized as of January 31, 2004, the $2.6 million non-cash impairment charge of the extrusion supply agreement in fiscal 2003 and lower amortization of the extrusion supply agreement in fiscal 2004 due to the non-cash impairment charge during the fourth quarter of fiscal 2003.

Net Interest Expense. Net interest expense for fiscal 2004 and fiscal 2003 was $20.5 million and $21.3 million, respectively, which included interest income of $0.2 million and $0.1 million, respectively. Fiscal 2003 includes a charge to interest expense of $0.4 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt with cash generated by operations. There were no write-offs of deferred financing costs or unscheduled prepayments of debt in fiscal 2004.

Income Taxes. The Company had income tax expense of $6.0 million for fiscal 2004 versus an income tax benefit of $2.1 million for fiscal 2003. The Company’s effective tax rate for fiscal 2004 was 47.1% and was primarily due to 1) higher profitability of the Company and its subsidiaries in the United States, 2) combined net loss of its foreign subsidiaries against which no tax benefit can be recognized and, 3) the recognition of a $0.9 million valuation allowance against certain domestic state income tax credits carried forward from prior periods that may not be utilized in future periods. These credits were produced by the Company’s California subsidiary, and management believes it is more likely than not that their use may be limited after the closure of the Santa Ana, California facility. The tax benefit for fiscal 2003 was primarily due to the initial qualification for these credits, which included a component related to prior years, and was recorded during fiscal 2003.

Net Income. Net income for fiscal 2004 increased to $6.7 million from $1.2 million in fiscal 2003. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), non-recurring costs associated with an unsuccessful acquisition, expenses related to the facility maximization project, plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma, plus a non-cash charge relating to the impairment of a supply agreement for the extrusion facility. Adjusted EBITDA for fiscal 2004 was $51.0 million compared to $42.7 million in fiscal 2003, an increase of $8.3 million or 19.5%. As a percentage of sales, Adjusted EBITDA improved to 15.0% in fiscal 2004 compared to 13.7% in fiscal 2003. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation from net income to Adjusted EBITDA is as follows:

	January 31, 2004	January 29, 2005
Net Income	$1,234	$6,703
Income tax expense (benefit)	(2,147)	5,961
Intangible asset impairment charge	2,616	—
Net interest expense	21,343	20,494
Depreciation	10,307	10,470
Amortization	6,230	3,112
Chroma cash dividends	3,522	922
Equity in earnings of Chroma	(1,386)	(893)
Minority interest in income of subsidiary	13	97
Facility maximization costs	—	3,986
Non-recurring costs associated with unsuccessful acquisition	969	—
Other non-cash items	—	172

Adjusted EBITDA	$42,701	$51,024

Fiscal Year Ended January 31, 2004 (“fiscal 2003”)

Compared with Fiscal Year Ended January 25, 2003 (“fiscal 2002”)

Net Sales. Net sales for fiscal 2003 were $311.1 million, a decrease of $10.1 million or 3.1% from $321.2 million in fiscal 2002. Net sales of the Company’s floorcovering segment were $283.0 million for fiscal 2003 as compared to $298.0 million for fiscal 2002, a decrease of $15.0 million or 5.0%. The decrease in the floorcovering segment’s net sales for fiscal 2003 was due to the continued slow demand throughout the specified commercial market in the United States. In particular, the demand in the corporate office market was slow during fiscal 2003 and 2002. This decrease was offset by the inclusion of the extrusion operation’s net sales for the full year ended January 31, 2004 as compared to a partial year in the prior year. The extrusion operation was acquired on May 8, 2002.

Cost of Goods Sold. Cost of good sold decreased to $209.8 million in fiscal 2003 from $211.0 million, a decrease of $1.2 million or 0.6%. This decrease resulted from lower net sales and cost reduction initiatives partially offset by the inclusion of the costs of the extrusion operation for the full fiscal year in 2003. As a percentage of sales, these costs were 67.4% for fiscal 2003 and 65.7% for fiscal 2002.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses in fiscal 2003 increased to $73.4 million, an increase of $6.1 million or 9.1% from $67.2 million for fiscal 2002. As a percentage of sales, these expenses, were 23.6% for fiscal 2003 and 20.9% in fiscal 2002. The increase was primarily due to increased salaries and related benefits of $3.6 million, sampling and related costs of $2.0 million, legal and professional fees of $2.2 million, and marketing and promotional expenses of $1.6 million, which were partially offset by lower commissions of $1.3 million and foreign exchange gains of $2.0 million. A portion of the increased salaries and related benefits, sampling and related cost and marketing and promotional expenses were related to the Company’s new selling strategy, which was implemented beginning January 26, 2003, and to support a number of new floorcovering product lines introduced during the year. The legal and professional fee increase includes the costs of a lawsuit judgment of $0.8 million and $0.7 million of expenses related to this lawsuit and $1.0 million of non-recurring costs associated with an unsuccessful acquisition.

Amortization. Intangible asset amortization increased to $8.8 million in fiscal 2003 from $5.5 million in fiscal 2002. The increase in amortization was due to a full year of amortization of the Extrusion segment’s supply agreement. The Company recorded a non-cash impairment charge of $2.6 million in fiscal 2003 related to the impairment of the supply agreement.

Net Interest Expense. Net interest expense for fiscal 2003 and fiscal 2002 was $21.3 million and $23.9 million, respectively, which included interest income of $0.1 million and $0.4 million, respectively. Fiscal 2003 includes a charge to interest expense of $0.4 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt with cash generated by operations. Fiscal 2002 includes a charge to interest expense of $2.7 million to reflect the write-off of a pro-rata share of deferred financing costs associated with the prepayment of term debt from proceeds of the 9.75% Senior Subordinated Notes offering and from cash generated by operations.

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

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, and amortization plus the cumulative effect of a change in accounting principle, Chroma cash dividends, gain on forgiveness of debt, minority interest in income of subsidiary, non-recurring costs associated with an unsuccessful acquisition less equity in earnings of Chroma, plus a non-cash charge relating to the impairment of a supply agreement for the extrusion facility. Adjusted EBITDA for fiscal 2003 decreased to $42.7 million from $53.8 million in fiscal 2002, a decrease of $11.1 million or 20.7%. As a percentage of sales, Adjusted EBITDA was 13.7% in fiscal 2003 compared to 16.8% in fiscal 2002. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income or net income as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation from net income to Adjusted EBITDA is a follows:

	Fiscal Year Ended
	January 25, 2003	January 31, 2004
Net income	$5,781	$1,234
Cumulative effect of change in accounting principle	3,240	—
Intangible asset impairment charge	—	2,616
Income tax expense (benefit)	6,788	(2,147)
Net interest expense	23,910	21,343
Gain on forgiveness of debt	(570)	—
Depreciation	8,991	10,307
Amortization	5,461	6,230
Chroma cash dividends	1,932	3,522
Equity in earnings of Chroma	(1,733)	(1,386)
Minority interest in income of subsidiary	20	13
Non-recurring costs associated with unsuccessful acquisition	—	969

Adjusted EBITDA	$53,820	$42,701

Liquidity and Capital Resources

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the Senior Subordinated Notes.

Net cash provided by operating activities in fiscal 2004 was $27.2 million compared to net cash provided of $20.0 million in fiscal 2003. The increase in cash provided by operating activities was primarily due to increased profitability of $5.5 million.

Net cash used in investing activities in fiscal 2004 was $10.8 million compared to $5.3 million in fiscal 2003. The increase in cash used in investing activities in fiscal 2004 was primarily due to increased capital expenditures and lower cash distributions from Chroma. The fiscal 2003 distribution from Chroma included a special dividend of $1.7 million and there was no such special dividend in fiscal 2004. The fiscal 2004 distribution from Chroma was also lower due to the Company exiting the partnership during the third quarter of fiscal 2004 in conjunction with the Company’s facility maximization project. The Company anticipates capital expenditures for fiscal 2005 to be approximately $13.0 to $14.0 million.

Net cash used in financing activities in fiscal 2004 was $1.5 million compared to net cash used of $24.3 million in fiscal 2003. The decrease in cash used by financing activities was due primarily to lower prepayments of the Senior Credit Facility in fiscal 2004 and reduced dividends to the Company’s parent.

The Company has significant indebtedness which consists of $175.0 million of 9.75% senior subordinated notes due 2010; $30.9 million in senior term debt; $1.1 million in purchase money and other indebtedness; and $1.2 million in sinking fund bond obligations owed to the Nova Scotia Business Development Corporation (the “NSBDC Bonds”) issued by Crossley. As of January 29, 2005, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $3.0 million of letters of credit outstanding leaving total availability of $47.0 million. The Company was in compliance with all debt covenants as of January 29, 2005.

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

During the first quarter of fiscal 2004, the Company leased a facility to be used for a carpet tile production facility in Suzhou, China. Products manufactured at this facility will be sold into mainland China and throughout Southeast Asia. Funding of $3.0 million was provided during fiscal 2003 with an additional $2.0 million provided during fiscal 2004. Additional funding of up to $1.0 million may be required during fiscal 2005. The Company expects production to begin at this facility during the second quarter of fiscal 2005, although no assurance can be given in this regard.

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, resulting in irreversible damage to the carpet. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims included express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure were tried to a jury. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of this carpet. The Company filed a motion for judgment as a matter of law and a motion for a new trial. The judge denied the Company’s motion for judgment as a matter of law but conditionally granted the Company’s motion for a new trial if EMC refused to accept a reduction of the judgment by $0.2 million. EMC agreed to the reduction of the judgment, causing the new trial motion to be denied. The Company has appealed the denial of its motion for judgment as a matter of law asserting that EMC failed to prove the affirmative defense of fraudulent concealment by clear, convincing and satisfactory evidence. The Company has posted a letter of credit in favor of EMC for $0.8 million to secure EMC’s recovery should EMC prevail. If the Company is unsuccessful, it will be required to pay the judgment amount and related legal and professional fees.

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The judgment award of $0.6 million was recorded during the fiscal year ended January 31, 2004, and is included as an accrued liability in the January 29, 2005 consolidated balance sheet. The Company incurred legal expense during fiscal 2004 related to the EMC lawsuit of approximately $0.6 million. The expenses are included in the Company’s consolidated statement of operations for fiscal 2004.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are on going and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session is currently scheduled for June 2, 2005. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

On August 18, 2004, the Company executed Amendment No. 3 (the “Amendment”) to its Senior Credit Facility. The Amendment provided for, among other things, 1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to the Company’s facility located in Truro, Nova Scotia, 2) the disposal of and/or transfer to the Company of substantially all of the remaining Santa Ana, California fixed assets and transfer all or substantially all of the accounts receivable, inventory and other liquid current assets from Monterey Carpets, Inc. (“Monterey”), a wholly-owned subsidiary of the Company, to the Company, 3) the release of Monterey as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, 4) the exclusion from the financial covenants calculation of up to $10.0 million of costs related to the move and relocation to the Truro, Nova Scotia plant (the “Crossley transfer”), and 5) the reduction of the credit spread to LIBOR plus 2.75 on the Term B Loan. The Amendment further authorized the collateral agent to release any and all liens held by the collateral agent in or on the assets forming part of the Crossley transfer.

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants are as follows:

Fiscal 2004
	Q1	Q2	Q3	Q4	Thereafter
Fixed charge coverage ratio	1.00:1.00	1.00:1.00	1.00:1.00	1.10:1.00	1.10:1.00
Interest coverage ratio	1.75:1.00	1.75:1.00	1.85:1.00	2.00:1.00	2.25:1.00

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.64:1.00 and 2.73:1.00, respectively, at January 29, 2005. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants as of January 29, 2005, and expects to remain in compliance throughout fiscal 2005, although no assurances to that effect can be given. The agreement also provides under certain conditions for an excess cash flow payment. At January 29, 2005, no such payment was required.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility (the “facility maximization project”). The facility maximization project was approved by the Company’s Board of Directors on August 9, 2004, and is currently expected to be complete by the end of the Company’s second fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter. However, the transfer of production was slowed to accommodate the training required to bring the 150 new associates up to the required level in addition to the completion of manufacturing system enhancements. It is currently estimated that the remaining costs will be approximately $5.4 million and consist of severance, moving, reinstallation, professional fees and other costs, including, among other things, production inefficiencies during the transition period. Our expectations are that the benefits of the project will begin to impact the income statement principally in the last quarter of this fiscal year.

During fiscal 2004, the Company incurred approximately $4.0 million in costs associated with the facility maximization project, which consist of professional fees, severance and other related costs. Costs of Goods Sold included $2.6 million and Selling, General and Administrative Expenses included $1.4 million of these expenses in the accompanying Consolidated Statements of Income. In addition the Company anticipates capital expenditures of approximately $3.4 million related to the project, $0.5 more than originally anticipated.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of the then remaining $1.2 million of Crossley’s sinking fund bonds debt outstanding. The forgiveness will be over the remaining five-year term of the current note and is based upon certain employee hours worked during the year and will commence in fiscal 2005. The debt will also be non-interest bearing.

The costs incurred and the anticipated expenditures remaining are as follows:

(Amounts in millions)	Anticipated Total Expenditures as of August 10, 2004	Change in Estimate of Expenditures as of January 29, 2005	Amounts Incurred as of January 29, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.9	$1.5	$1.2
Contractual Obligations and Professional Fees	3.1	(2.7)	0.4	—
Other Project Costs	1.5	4.8	2.1	4.2

Gross Project Expenditures	$6.4	$3.0	$4.0	$5.4

The accrued facility maximization costs at January 29, 2005 amounted to $0.8 million, which consisted of severance and other project related costs. These costs are included in Accrued Expenses in the accompanying Consolidated Balance Sheet.

Contractual Obligations

The following table contains a summary of the Company’s future minimum payments under contractual obligations as of January 29, 2005.

	Payments Due By Period
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$0.7	$0.9	$30.7	$0.4	$0.3	$175.2	$208.2
Interest related to debt (1)	18.6	18.6	18.2	17.1	17.1	8.5	98.1
Operating leases	3.3	2.5	2.1	1.9	1.2	7.6	18.6

Total	$22.6	$22.0	$51.0	$19.4	$18.6	$191.3	$324.9

(1)	Assumes interest rates on floating rate debt equates to the interest rates as of January 29, 2005.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition. Revenue is recognized when goods are shipped which is when legal title passes to the customer. For product installations subject to customer approval revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively.

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

Foreign Currency Translation. Assets and liabilities of our Canadian, United Kingdom (“U.K.”) and Asian subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses resulting from foreign currency translation adjustments amounted to $(0.3) million, $0.3 million and $0.2 million, for the years ended January 25, 2003, January 31, 2004 and January 29, 2005, respectively, and are accumulated as a separate component of stockholder’s equity.

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

Effects of Inflation

Petroleum-based products comprise a predominant portion of the cost of raw materials the Company uses in manufacturing. While the Company attempts to match cost increases with corresponding price increases, large increases in the cost of petroleum-based raw materials could adversely affect the financial results of the Company if it is unable to pass through such price increases in raw material costs to customers.

The impact of inflation on the Company’s operations has not been significant in recent years with the exception of petroleum based products noted above which have risen due to demand. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s operating results if the Company is unable to pass through the increases.

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

Reliance on Primary Third-Party Supplier of Nylon Yarn

Invista, currently supplies a majority of the Company’s requirements for nylon yarn, the primary raw material used in the Company’s floorcovering products. The unanticipated termination or interruption of the supply arrangement with Invista could have a material adverse effect on the Company because of the cost and delay associated with shifting this business to another supplier. Historically, the Company has not experienced significant interruptions in the supply of nylon yarn from Invista, although no assurances can be given.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements and is effective for interim periods beginning after December 15, 2004. The Company adopted the provisions of FASB 150 effective February 1, 2004, which did not have an impact on its financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS 132 was effective for the Company’s consolidated financial statements as of January 31, 2004 and did not have an impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement is effective for our annual periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have an impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company is exposed to changes in interest rates and foreign currency.

Interest Rate Risk

Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At January 29, 2005, the Company had variable rate debt of $30.2 million and fixed rate debt of $178.0 million. The variable interest rate per annum applicable to borrowings under Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our total leverage ratio for the immediately preceding four fiscal quarters. See “Note 10 Long-Term Debt” in the accompanying financial statements. The impact on our results of operations of a one-point change in the interest rate on the outstanding balance of our term loan for fiscal 2004 would be approximately $(0.2)million, net of tax.

Foreign Currency Exchange Rate Risk

If on January 29, 2005, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2005, we estimate, based on our year–end 2004 investments in financial instruments and holding everything else constant, that the effect on our fiscal 2005 net earnings would not be material to the financial condition of the Company.

Item 8.	Financial Statements and Supplemental Data

See the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and subsidiaries included herein beginning on page F-1 and listed on the index to financial statements set forth in Item 15 (a) of this Form 10-K report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective December 20, 2004, the Company engaged Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ended January 29, 2005. We dismissed our previous independent accountant, Ernst & Young, LLP, effective December 20, 2004. In connection with the audits of the fiscal years ended January 25, 2003 and January 31, 2004 there was no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young, LLP to make reference to the matter in their report.

Item 9A.	Controls and Procedures

As of January 29, 2005, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no changes in the Company’s internal control over financial reporting during the year that materially affected or are reasonably likely to materially affect these controls.

Item 9B.	Other Information

On April 25, 2005, Stephen M. Powell, Vice President of Finance of the Company, informed the Company that he would be leaving his position effective May 13, 2005. Mr. Powell does not have an employment agreement with the Company.

PART III

Item 10.	Directors and Executive Officers

The following table sets forth the names and ages for each of the directors of Tandus Group, Inc. and each of our directors and executive officers and the positions they hold:

Name
Edgar M. (Mac) Bridger	52	President and Chief Executive Officer and Director of the Company and Director of Tandus Group
Lee H. Schilling	63	Senior Vice President of the Company
Leonard F. Ferro	45	Vice President, Secretary, Treasurer & CFO of the Company
Stephen M. Powell	43	Vice President of Finance of the Company
Wallace J. Hammel	58	Vice President of Manufacturing of the Company
Jeffrey M. Raabe	42	Senior Vice President of Sales of the Company
Henry L. Millsaps, Jr.	49	Vice President of Human Resources of the Company
Ralph Grogan	46	President of Monterey
Ronald N. Beck	48	Chairman of the Board of Directors of Tandus Group
Stephen M. Burns	41	Director of Tandus Group
Steven M. Farsht	34	Director of Tandus Group
Caleb S. Kramer	34	Director of the Company and of Tandus Group
Jason A. Mehring	32	Director of the Company and of Tandus Group
Robert F. Perille	45	Director of Tandus Group

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

Lee H. Schilling has served as Senior Vice President of the Company since February 2005. Prior to that time, he served as Senior Vice President of Marketing and Sales of the Company from June 1994 to February 2005, and as Vice President of Marketing and Sales from July 1987 to June 1994. From January 1985 to July 1987, Mr. Schilling served as National Sales Manager.

Leonard F. Ferro has served as Vice President and Chief Financial Officer of the Company since June 2004. Mr. Ferro was employed by Galey & Lord, Inc. in various financial capacities from September, 1998 to June, 2004, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Ferro was employed by Collins & Aikman Corporation, a former owner of Tandus’ Collins & Aikman Floorcoverings, Inc. from February 1994 to September 1998, most recently as Corporate Controller. He is a C.P.A. and practiced in public accounting for 13 years.

Stephen M. Powell has served as Vice President of Finance of the Company since February 2004. Prior to that time, he served as Controller of the Company from April 2001 to February 2004. Prior to joining the Company in April 2001, Mr. Powell served as Controller and Chief Accounting Officer of Chattem, Inc. for 5 years. He is a C.P.A. and practiced in public accounting for 8 years.

Wallace J. Hammel has served as Vice President of Manufacturing of the Company since April 1994. From July 1991 to April 1994, Mr. Hammel served as the Director of the Customer Service and Claims of the Company. Mr. Hammel joined the Company in March 1983 as a Finishing Manager.

Jeffery M. Raabe has served as Senior Vice President of Sales of the Company since February 2005. Prior to that time, he served as Vice President of Sales of the Company from February 1996 to February

2005 and as the Southeast Direct Sales manager and Director of North American Sales of the Company from October 1990 to February 1996. Mr. Raabe joined the Company in January 1989 as a Contract Specialist in Atlanta, Georgia.

Henry L. Millsaps, Jr. has served as Vice President of Human Resources of the Company since April 1995. Mr. Millsaps joined the Company in 1980 and served as Human Resource Director from March 1988 until April 1995.

Ralph H. Grogan joined the Company as Chief Executive Officer and President of Monterey in December 2002. Prior to that time, Mr. Grogan was with Burlington Industries, Inc. for 22 years. While with Burlington Industries, Inc., he served most recently as President of Burlington House Floor Accent Division from 1999 to 2002 and as Vice President and General Manager of Lees Carpet from 1994 until 1999. Mr. Grogan has 15 years of carpet industry experience.

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

Steven M. Farsht has been a director of Tandus Group since May 2004. He is a General Partner of Norwest Equity Partners. Prior to joining Norwest Equity Partners in 1997, Mr. Farsht was employed by Arthur Andersen LLP from 1992 to 1996. Mr. Farsht holds a B.A. in accounting from the University of Wisconsin-Madison and an M.B.A. from the J.L. Kellogg School of Management at Northwestern University.

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

Committees of the Board of Directors of Tandus Group

Tandus Group’s board of directors currently has three standing committees. Its executive committee is composed of Mr. Beck, who is the chairman, and Messrs. Bridger and Perille. Its compensation committee is composed of Mr. Perille, who is the chairman, and Messrs. Beck and Bridger. The Company has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is composed of Mr. Mehring, who is the chairman, and Messrs. Farsht and Kramer. Each of these committees was established in October 2001. The executive committee met 0 times in 2004, the compensation committee met 0 times in 2004 and the audit committee met 5 times in 2004. The Board of Directors has determined that Mr. Mehring is an audit committee financial expert and that Mr. Mehring is independent as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act using the definition of independent under the rules of NASDAQ.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. The Code of Ethics is available on the Company’s investor relations website at www.tandus.com. The Company intends to post amendments to this Code of Ethics and waivers to the extent applicable at this location of this website. In addition, the Company will provide without charge a copy of the Code of Ethics to any person submitting a written request for the same to Investor Relations, 311 Smith Industrial Boulevard, Dalton, GA 30721.

Compliance with Section 16(a) of the Exchange Act.

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 11.	Executive and Director Compensation

Executive Compensation

The following table sets forth certain information concerning compensation of the Company’s Chief Executive Officer and each of the other four most highly compensated executive officers (“Named Executive Officers”) during the fiscal years presented.

Summary Compensation Table

	Annual Compensation ($) (a)			Long – Term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (C)	All Other Compensation (b)
Edgar M. Bridger President and Chief Executive Officer	2004 2003 2002	$360,000 360,000 340,000	$442,440 — —	— — —	$20,933 16,110 16,110

Lee H. Schilling Senior Vice President	2004 2003 2002	$198,750 191,875 184,740	$199,640 — —	— — —	$14,228 9,747 9,719

Leonard F. Ferro (d) Vice President and Chief Financial Officer	2004 2003 2002	$119,268 — —	$226,472 — —	— — —	$64,519 — —

Jeffrey M. Raabe Senior Vice President of Sales	2004 2003 2002	$182,833 176,416 170,000	$180,909 — —	— — —	$16,779 12,324 12,198

Wallace J. Hammel Vice President of Manufacturing	2004 2003 2002	$182,833 176,416 169,167	$180,909 — —	— — —	$20,076 9,686 11,760

(a)	None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus.

(b)	Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2004: $1,560 for Mr. Bridger, $905 for Mr. Schilling, $328 for Mr. Ferro, $713 for Mr. Raabe and $713 for Mr. Hammel. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2004: $6,050 for Mr. Bridger, $2,363 for Mr. Ferro, $2,743 for Mr. Raabe, and $6,040 for Mr. Hammel. Includes payments of the following amounts for car allowances to each of the executive officers above for fiscal 2004: $13,323 for Mr. Bridger, $13,323 for Mr. Schilling, $7,570 for Mr. Ferro, $13,323 for Mr. Raabe, and $13,323 for Mr. Hammel. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2003; $1,560 for Mr. Bridger, $747 for Mr. Schilling, $686 for Mr. Raabe and $686 for Mr. Hammel. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2003: $5,550 for Mr. Bridger and $2,638 for Mr. Raabe. Includes payments of the following amounts for car allowances to each of the executive officers above for fiscal 2003: $9,000 for Mr. Bridger, $9,000 for Mr. Schilling, $9,000 for Mr. Raabe, and $9,000 for Mr. Hammel. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2002; $1,560 for Mr. Bridger, $719 for Mr. Schilling, $660 for Mr. Raabe and $660 for Mr. Hammel. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2002: $5,550 for Mr. Bridger, $2,538 for Mr. Raabe and $2,100 for Mr. Hammel. Includes payments of the following amounts for car allowances to each of the executive officers above for fiscal 2002: $9,000 for Mr. Bridger, $9,000 for Mr. Schilling, $9,000 for Mr. Raabe, and $9,000 for Mr. Hammel.

(c)	Shares of Tandus Group, Inc., the Company’s parent.

(d)	Mr. Ferro was hired in June, 2004. The other compensation amount includes $54,259 for relocation costs.

Director Compensation

None of Tandus Group’s or the Company’s directors are entitled to receive any fees for serving as directors. All of Tandus Group’s and our directors are reimbursed for out-of pocket expenses related to their service as directors.

Stock Option Grants in Last Fiscal Year

No options were granted during fiscal 2004 to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by the named executive officers in fiscal 2004 and there is no market for Tandus’s common stock.

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

Participants make no contributions to the Plan. Employer contributions are 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the Plan. The estimated annual benefits payable upon retirement at normal retirement age under the Plan for Messrs. Bridger, Schilling, Ferro, Raabe and Hammel are, $11,522, $7,493, $0, $16,144 and $8,962, respectively. Participants in the Plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment. During fiscal 2002, the Company elected to freeze the plan.

Compensation Committee Interlocks and Insider Participation

No member of our Board of Directors serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Employment Agreements

The Company has no employment agreement with any named executive officer.

Compensation Committee Report

The Compensation Committee of Tandus Group’s Board of Directors (the “Compensation Committee”) also serves as our compensation committee. During fiscal 2004, the Compensation Committee was comprised of Messrs. Bridger, Beck, and Perille (Chairman). The Compensation Committee is responsible for:

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

Annual Bonuses. The Compensation Committee determined the bonus in fiscal 2004 to be paid to our Chief Executive Officer based upon our bonus plan which outlines certain profitability targets. A bonus may also be paid to our Chief Executive Officer at the discretion of the Compensation Committee. Bonus recommendations for Named Executive Officers, other than the Chief Executive Officer, were made under the direction of the Chief Executive Officer and were reviewed and approved by the Compensation Committee.

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

Submitted by the Compensation Committee

Robert F. Perille (Chairman)
Edgar M. Bridger
Ronald N. Beck

Audit Committee Report

The Audit Committee is currently comprised of three members, each of which is an “independent director,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Each of the members of the Audit Committee is financially literate and Jason Mehring qualifies as an “audit committee financial expert” under federal securities laws. The Audit Committee’s purposes are to assist the Board in overseeing: (a) the quality and integrity of our financial statements; (b) the qualifications and independence of our independent auditors; and (c) the performance of our internal audit function and independent registered public accounting firm.

In carrying out its responsibilities, the Audit Committee has:

•	reviewed and discussed the audited financial statements with management;

•	discussed with the independent registered public accounting firm the matters required to be discussed with audit committees by Statement on Auditing Standards No. 61; and

•	received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board Standard No. 1 and has discussed with our independent registered public accounting firm their independence.

Based on the review and discussions noted above and our independent registered public accounting firm’s report to the Audit Committee, the Audit Committee has recommended to the Board that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

This report is not to be deemed incorporated by reference by any general statement that incorporates by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, and it is not to be otherwise deemed filed under either such Act.

Submitted by the Audit Committee

Jason Mehring (Chairman) Steve Farsht Caleb Kramer

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our outstanding capital stock is owned by Tandus Group. The table below sets forth certain information regarding the beneficial ownership of Tandus Group’s common stock as of April 15, 2005 by (i) each person known to us to beneficially own more than 5% of any class of Tandus Group’s common stock, (ii) each of the directors of Tandus Group and each of our directors and named executed officers and (iii) all of the directors of Tandus Group and all of our directors and named executive officers as a group.

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

Name	Number of Shares of Common Stock	Percentage of Common Stock
Principal Stockholders:
OCM Principal Opportunities Fund II, L.P. (1) 333 South Grand Avenue, 28th Floor Los Angeles, CA 90071	112,044.82	34.98%
BancAmerica Capital Investors II, L.P. (2) 231 South LaSalle Street Chicago, IL 60697	91,036.41	28.39%
Norwest Equity Partners VII, LP (3) 3600 IDS Center 80 South 8th Street Minneapolis, MN 55402	28,011.20	8.74%
Quad-C Management, Inc. (4) 230 East High Street Charlottesville, VA 22902	26,474.62	8.26%
Abu Dhabi Investment Authority (5) P. O. Box 7106 Comiche Street Abu Dhabi, United Arab Emirates	21,008.40	6.55%

Directors and Executives Officers (6)
Edgar M. Bridger	6,302.52	1.97%
Lee H. Schilling	2,450.98	*
Leonard F. Ferro		—
Stephen M. Powell	14.01	*
Jeffery M. Raabe	2,100.84	*
Henry L. Millsaps, Jr	1,680.67	*
Wallace J. Hammel	1,820.73	*
Ronald N. Beck (7)		—
Stephens M. Burns (8)	83.87	*
Steven M. Farsht (9)		—
Caleb S. Kramer (10)		—
Jason A. Mehring (11)		—
Robert F. Perille (12)		—
All directors and officers as a group (13 people)	14,453.62	5.17%

*	Less than one percent

(1)	Oaktree Capital Management, LLC, as the sole general partner of the Oaktree Fund, may be deemed to beneficially own the shares held of record by the Oaktree Fund.

(2)	BancAmerica Capital Management II, L.P., as the general partner of BancAmerica Capital Investors II, L.P. (“BACI L.P.”), may be deemed to beneficially own the shares held of record by BACI L.P. BACM II GP, LLC, as the general partner of BancAmerica Capital Management II, L.P., may also be deemed to beneficially own the shares held of record by BACI L.P.

(3)	Itasca LBO Partners VII, LLP, as the general partner of Norwest Equity Partners VII, LP, may be deemed to beneficially own the shares held by Norwest Equity Partners VII, LP.

(4)	Includes 1,062.41 shares of common stock owned by Quad-C Partners II, L.P. (Quad-C II”), 2,012.98 shares of common stock owned by Quad-C Partners III, L.P. (Quad-C III”), 12,832.76 shares of common stock owned by Quad-C Partners IV, LP (“Quad-C IV”), 5,376.34 shares of common stock owned by QCP Investors, LLC (“QCP Investors”) and 215.28 shares of common stock owned by QPC Investors II LLC (“QCP Investors II). Quad-C III, L.L.C. as the general partner of Quad-C II; Quad-C II, L.L.C. as the general partner of Quad-C III, L.L.C.; and Quad-C IV, L.L.C. as the general partner of Quad-C IV, may be deemed to beneficially own shares held of record by the entity of which it is the general partner. Terry Daniels, as the managing member of each of these general partners, and as the managing member of each of QCP investors and QCP Investors II, may also be deemed to beneficially own the shares held of record by each of these entities. Also includes 4,974.85 shares of common stock owned of record by Paribas Principal Inc., which Quad-C Management, Inc. has the power to vote pursuant to a proxy.

(5)	The Abu Dhabi Investment Authority is an instrumentality of the government of the Emirate of Abu Dhabi and is wholly owned and controlled by that government.

(6)	The address of each director and executive officer is c/o Collins & Aikman Floorcoverings, Inc., 311 Smith Industrial Boulevard, Dalton, Georgia 30722.

(7)	Mr. Beck is a co-manager of Oaktree Fund and the Principal Opportunities Group of Oaktree Capital Management, LLC. Mr. Beck disclaims beneficial ownership of all shares beneficially owned by Oaktree Fund, except for those shares which he has pecuniary interest.

(8)	Mr. Burns is a Vice-President of Quad-C Management, Inc. Mr. Burns disclaims beneficial ownership of all shares owned by Quad-C Management, Inc. except for those shares in which he has a pecuniary interest.

(9)	Mr. Farsht is a General Partner of Norwest Equity Partners. Mr. Farsht disclaims beneficial ownership of all shares beneficially owned by Norwest Equity Partners, except for those shares in which he has a pecuniary interest.

(10)	Mr. Kramer is a Managing Director of Oaktree Capital Management, LLC. Mr. Kramer disclaims beneficial ownership of all shares beneficially owned by Oaktree Fund, except for those shares in which he has a pecuniary interest.

(11)	Mr. Mehring is a Principal of BACI L.P. Mr. Mehring disclaims beneficial ownership of all shares beneficially owned by BACI L.P., except those shares in which he has a pecuniary interest.

(12)	Mr. Perille is a principal of Silver Birch Capital Partners and was formerly a Managing Director of BACI. Mr. Perille disclaims beneficial ownership of all shares beneficially owned by BACI, except those shares in which he has a pecuniary interest.

Item 13.	Certain Relationships and Related Transactions

In connection with the January 2001 recapitalization, the Company entered into Professional Services Agreements with each of Oaktree Fund and a certain affiliate of BACI. The term of both agreements are substantially the same. Oaktree Fund and an affiliate of BACI will provide management and financial consulting services to us as we may request from time to time. These services will include consulting on business strategy, future investments, future acquisitions and divestitures, and debt and equity financing. For these services we have agreed to pay each of Oaktree Fund and BACI’s affiliate quarterly fees of $62,500 and to reimburse them for reasonable travel and other out-of-pocket fees and expenses incurred by them in providing services to us (including, but not limited to, fees and expenses incurred in attending Company related meetings). The unpaid balance as of January 31, 2004 and January 29, 2005 is $1.5 million and $2.0 million, respectively, and is included in accrued expenses in the accompanying Consolidated Balance Sheet. We have also agreed to indemnify each of Oaktree Fund and BACI against any losses they may suffer arising out of the services they provide to us in connection with these agreements, such as losses arising from third party suits. The agreements terminate on the first of the date on which Oaktree Fund and BACI, as the case may be, own less than 25% of the capital stock in Tandus Group they purchased in the January 2001 recapitalization, the date on which Tandus Group is either sold to a party who does not currently own more than 5% of Tandus Group’s common stock or substantially all the assets of Tandus Group are sold.

Item 14.	Principal Accounting Fees and Services

Fees for professional services rendered by Ernst & Young LLP, our former independent registered public accounting firm for the 2003 fiscal year and Grant Thornton LLP, our current independent registered public accounting firm for the 2004 fiscal year are as follows:

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Audit Fees	$308,873	$205,000
Audit-Related Fees	27,000	13,500
Tax Fees	9,200	12,267
All Other Fees	—	—

Total	$345,073	$230,767

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements during fiscal years ended January 29, 2005 and January 31, 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2004 and fiscal 2003, and for services that are normally provided by Ernst & Young LLP and Grant Thornton LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by Ernst & Young LLP or Grant Thornton LLP, that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under “Audit Fees,” as noted above. These services generally consist of fees for accounting consultation and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by Ernst & Young LLP or Grant Thornton LLP for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by Ernst & Young LLP or Grant Thornton LLP that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees,” as noted above. These services principally consist of general projects and services.

The Audit Committee reviews and pre-approves audit and non-audit services performed by Ernst & Young, our former independent registered public accounting firm, or Grant Thornton LLP, our current independent registered public accounting firm, as well as the fee charged for such services. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee may also preapprove particular services on a case-by-case basis. The Chairman of the Audit Committee may delegate pre-approval authority for such services, whose decisions are then presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee has considered and determined that the fees charged for services other than “Audit Fees” discussed above are compatible with maintaining independence by Grant Thornton LLP. Beginning January 26, 2003, 100% of the audit and non-audit services provided by our independent auditors were pre-approved by the Audit Committee in accordance with the Audit Committee Charter.

Independent Registered Public Accounting Firm

Upon the recommendation of the Audit Committee, the Board has appointed Grant Thornton LLP as independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending January 29, 2005.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	(1) FINANCIAL STATEMENTS:

(2)	FINANCIAL SCHEDULES:

The following financial statement schedule of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the fiscal years ended January 25, 2003, January 31, 2004 and January 29, 2005 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Collins & Aikman Floorcoverings, Inc. and Subsidiaries and related footnotes.

Page Number
Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

(3)	EXHIBITS:

Exhibit No.	Description

3.1	Certificate of Incorporation of Collins & Aikman Floorcoverings, Inc., as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

3.2	By-Laws of Collins & Aikman Floorcoverings, Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

4.1	Indenture, dated February 15, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc. and The Bank of New York, as Trustee, for 9-3/4% Senior Subordinated Notes Due 2010 (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

4.2	Registration Rights Agreement, dated as of February 20, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Credit Suisse First Boston Corporation, Banc of America Securities, LLC, BNP Paribas Securities Corp., First Union Securities, Inc. and Fleet Securities, Inc. (Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.1	Credit Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the lenders named therein and Credit Suisse First Boston Corporation, as Administrative Agent, BNP Paribas, as Syndication Agent and Fleet Capital Corporation, as Documentation Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.2	Amendment No. 1 to Credit Agreement, dated February 11, 2002, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.3	Amendment No. 2 to Credit Agreement, dated May 1, 2004, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2004).

10.4	Amendment No. 3 to Credit Agreement, dated August 18, 2004, by and among Collins & Aikman floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse first Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 24, 2004) .

10.5	Security Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.6	Pledge Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.7	Investor Rights Agreement, dated January 25, 2001, by and among OCM Principal Opportunities Fund II, L.P., BancAmerica Capital Investors II, L.P., the rollover participants named therein, the co-investors named therein, the executives named therein and the stockholders named therein (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.8	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and OCM Principal Opportunities Fund II, L.P. (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.9	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and BA SBIC Sub, Inc. (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.10	Trade name License Agreement, dated as of February 6, 1997, by and between Collins & Aikman Floor Coverings Group, Inc., CAF Holdings, Inc. and Collins & Aikman Floorcoverings, Inc. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed on June 4, 1997, as amended (File No. 333-24699)).

10.11	Asset Purchase Agreement, dated as of May 1, 2002, by and among CAF Extrusion, Inc., Collins & Aikman Floorcoverings, Inc., Candlewick Yarns, Inc., Bretlin, Inc. and Dixie Group, Inc. (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.12	Debt Restructuring Agreement dated December 23, 1998 by and among Crossley Carpet Mills Limited, Montreal Trust Company of Canada and W.L. Single. (Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the year ending January 25, 2003).

10.13	2001 Tandus Group, Inc. Executive and Management Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the year ending January 25, 2003).*

10.14	2001 Tandus Group, Inc. Management Stock Purchase Plan. (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K for the year ending January 25, 2003).*

10.15	Chroma Transition Agreement dated November 8, 2004, by and among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Chroma Technologies, Inc., The Dixie Group, Inc. and Chroma Systems Partners. (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2004).

14.1	Code of Ethics for Principal Officers (Incorporate by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10K filed on May 19, 2004.

16.1	Letter regarding change in Registered Public Accounting Firm. (Incorporated by reference from Exhibit 16.1 to the Company’s Report on Form 8-K filed on December 22, 2004).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter. (Incorporated by reference from Exhibit 99.1 to the Company’s Annual report on Form 10K filed on May 19, 2004).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC.

By:	/s/ Edgar M. Bridger
Edgar M. Bridger
(President and Chief Executive Officer)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Chief Financial Officer
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Edgar M. Bridger and Leonard F. Ferro, and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Name	Title	Date

/s/ Edgar M. Bridger Edgar M. Bridger	President, Chief Executive Officer and Director	April 29, 2005

/s/ Caleb S. Kramer Caleb S. Kramer	Director	April 29, 2005

/s/ Jason A. Mehring Jason A. Mehring	Director	April 29, 2005

Supplemental Information to be Furnished With Reports Files Pursuant to Section 15(d) of the Securities Exchange Act of 1934 (“the Act”) by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report of Proxy material has been sent to security holders.

Report of Independent Registered Public Accounting Firm

The Stockholder and Board of Directors

Collins & Aikman Floorcoverings, Inc.

We have audited the accompanying consolidated balance sheet of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 29, 2005, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Crossley Carpet Mills Limited, a wholly-owned subsidiary, which statements reflect total assets of 9 percent of consolidated total assets as of January 29, 2005 and total revenues of 13 percent of consolidated revenues for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Crossley Carpet Mills Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 29, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II for the year ended January 29, 2005, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 8, 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Crossley Carpet Mills Limited

We have audited the consolidated balance sheet of Crossley Carpet Mills Limited (a wholly owned subsidiary of Collins & Aikman Floorcoverings, Inc.) as at January 29, 2005 and the consolidated statements of loss and retained earnings and cash flow for the period ended January 29, 2005 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at January 29, 2005 and the consolidated results of its operations and cash flows for the period ended January 29, 2005 in conformity with Canadian generally accepted accounting principles.

Halifax, Canada	Chartered Accountants
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

Collins & Aikman Floorcoverings, Inc.

We have audited the accompanying consolidated balance sheets of Collins & Aikman Floorcoverings, Inc. (a Delaware corporation) and Subsidiaries as of January 31, 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the two years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 31, 2004, and the consolidated results of their operations and their cash flows for the two years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended January 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 8 to the consolidated financial statements, effective January 27, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

April 26, 2004

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of January 31, 2004 and January 29, 2005

(In Thousands, Except Share Amounts)

	January 31, 2004	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$11,041	$25,726
Accounts Receivable, net of allowances of $918 and $822 in fiscal 2003 and 2004, respectively	36,019	41,863
Inventories	35,463	38,978
Deferred Tax Assets	4,013	5,412
Prepaid Expenses and Other	4,961	1,813

Total Current Assets	91,497	113,792
PROPERTY, PLANT AND EQUIPMENT, net	66,062	67,687
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	34,255	31,143
OTHER ASSETS	8,956	7,610

TOTAL ASSETS	$299,148	$318,610

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$17,722	$18,213
Accrued Expenses	20,298	28,228
Current Portion of Long Term Debt	1,791	713

Total Current Liabilities	39,811	47,154
OTHER LIABILITIES, including post-retirement benefit obligation	4,768	4,884
DEFERRED TAX LIABILITIES	19	4,979
LONG-TERM DEBT, net of current portion	207,516	207,536
MINORITY INTEREST	342	440
COMMITMENTS AND CONTINGENCIES (Note 17)	—	—
STOCKHOLDER’S EQUITY:
Common stock ($0.1 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2003 and fiscal 2004)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(24,509)	(17,806)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(493)	(271)
Minimum pension liability adjustment, net of tax	(954)	(954)

Total Stockholder’s equity	46,692	53,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$299,148	$318,610

The accompanying notes are an integral part of these consolidated statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended January 25, 2003, January 31, 2004 and January 29, 2005 (In Thousands)

	Fiscal Year Ended
	January 25, 2003 (52 weeks)	January 31, 2004 (53 weeks)	January 29, 2005 (52 weeks)
Net Sales	$321,165	$311,057	$340,474

Cost of Goods Sold	211,020	209,798	226,601
Selling, General & Administrative Expenses	67,248	73,356	78,227
Amortization	5,461	8,846	3,112

Operating expenses	283,729	292,000	307,940

Operating income	37,436	19,057	32,534
Minority interest in income of subsidiary	20	13	97
Equity in earnings of affiliate	1,733	1,386	893
Gain on forgiveness of debt	570	—	—
Other	—	—	172
Net interest expense	23,910	21,343	20,494

Income (Loss) before income taxes and cumulative effect of change in accounting principle	15,809	(913)	12,664
Income Tax Expense (Benefit)	6,788	(2,147)	5,961

Net Income Before Cumulative Effect of Change in accounting principle	9,021	1,234	6,703
Cumulative effect of change in accounting principle	(3,240)	—	—

Net income	$5,781	$1,234	$6,703

The accompanying notes are an integral part of these consolidated statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

For The Years Ended January 25, 2003, January 31, 2004 and January 29, 2005

(In Thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock (Shares)	Paid - in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 26, 2002	1,000	$72,648	$(26,108)	$(519)	$(439)	$45,582
Net income	—	—	5,781	—	—	5,781
Foreign currency translation adjustment	—	—	—	(290)	—	(290)
Minimum pension liability adjustment, net of tax	—	—	—	—	(770)	(770)

Total Comprehensive Income	—	—	5,781	(290)	(770)	4,721
Dividend to parent	—	—	(3,153)	—	—	(3,153)

BALANCE, January 25, 2003	1,000	72,648	(23,480)	(809)	(1,209)	47,150
Net income	—	—	1,234	—	—	1,234
Foreign currency translation adjustment	—	—	—	316	—	316
Minimum pension liability adjustment, net of tax	—	—	—	—	255	255

Total Comprehensive Income	—	—	1,234	316	255	1,805
Dividend to parent	—	—	(2,263)	—	—	(2,263)

BALANCE, January 31, 2004	1,000	72,648	(24,509)	(493)	(954)	46,692
Net income	—	—	6,703	—	—	6,703
Foreign currency translation adjustment	—	—	—	222	—	222

Total Comprehensive Income	—	—	6,703	222	—	6,925

BALANCE, January 29, 2005	1,000	$72,648	$(17,806)	$(271)	$(954)	$53,617

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended January 25, 2003, January 31, 2004 and January 29, 2005

(In Thousands)

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,781	$1,234	$6,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	8,991	10,307	10,470
Amortization of intangible assets	5,461	6,230	3,112
Amortization and write off of deferred financing fees	3,975	1,720	1,259
Change in deferred income tax	5,098	(1,261)	3,561
Equity in earnings of affiliate	(1,733)	(1,386)	(893)
Minority interest in income of subsidiary	20	13	97
Gain on forgiveness of debt	(570)	—	—
Loss on Disposal of fixed assets	—	—	172
Non-cash impairment charge	—	2,616	—
Cumulative effect of change in accounting principle	3,240	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,003)	2,508	(5,844)
Inventories	(2,456)	258	(3,515)
Accounts payable	4,503	1,803	491
Accrued expenses	166	982	7,930
Other, net	9	(5,005)	3,702

Total adjustments	21,701	18,785	20,542

Net cash provided by operating activities	27,482	20,019	27,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(35,170)	—	—
Proceeds from disposal of capital assets	—	—	92
Equity distribution from affiliate	1,932	3,522	922
Additions to property, plant, and equipment	(9,027)	(8,830)	(11,862)

Net cash used in investing activities	(42,265)	(5,308)	(10,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	5,500	8,500	15,280
Repayments of revolving credit facilities	(5,500)	(8,500)	(15,280)
Proceeds from issuance of long-term debt	175,000	—	641
Repayments of long-term debt	(133,441)	(21,972)	(1,784)
Dividends to Tandus Group, Inc.	(3,153)	(2,263)	—
Financing costs	(7,166)	(18)	(380)

Net cash provided by (used in) financing activities	31,240	(24,253)	(1,523)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,784)	(324)	(189)

NET CHANGE IN CASH	14,673	(9,866)	14,685

CASH, Beginning of Year	6,234	20,907	11,041

CASH, End of Year	$20,907	$11,041	$25,726

The accompanying notes are an integral part of these consolidated statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional locations in California, Canada, the United Kingdom, Singapore and China.

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

Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current year presentation.

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

Fiscal Year

The fiscal year of the Company ends on the last Saturday of January. Fiscal years are identified according to the calendar year in which the majority of the months fall. Fiscal 2002 was a 52-week year which ended on January 25, 2003, fiscal 2003 was a 53-week year which ended on January 31, 2004, and fiscal 2004 was a 52-week year which ended on January 29, 2005.

Foreign Currency

Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of stockholder’s equity. Translation adjustments resulted in changes in accumulated other comprehensive income (loss) of approximately $(0.3) million, $0.3 million and $0.2 million for the years ended January 25, 2003, January 31, 2004 and January 29, 2005, respectively.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $13.6 million, $12.9 million and $15.0 million for fiscal 2002, 2003 and 2004 respectively.

A customer claims reserve and allowance for product returns is established based upon historical claims experience as a percent of gross sales as of the balance sheet date. The allowance for customer claims is recorded upon shipment of goods and is recorded as a reduction of sales. While the Company believes that the customer claims reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

Cost of Goods Sold

Cost of goods sold includes raw materials, labor, manufacturing overhead, freight costs, depreciation and the cost of installation services provided to our customers through independent third-party contractors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation and related expenses, selling and marketing expenses, travel expenses, professional services and depreciation.

Shipping and Handling Costs

Freight charged to customers is included in sales, and were $4.7 million, $4.7 million and $5.5 million in fiscal 2002, 2003 and 2004, respectively. Freight costs paid by the Company to its vendors are included in cost of goods sold.

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable, and long-term debt. Because of the short-term maturity of cash and cash equivalents and trade accounts receivable, carrying value approximates fair value.

The carrying value of the senior credit facility portion of the Company’s long-term debt approximates the fair value as the Company’s credit facility (Note 10) is subject to variable interest rates.

As of January 29, 2005, the estimated fair value of the 9.75% Notes exceeded their carrying value by approximately $12.3 million.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from three to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Repairs and maintenance are charged to operations as incurred.

Long-Lived, Goodwill and Other Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in SFAS No. 144. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Goodwill and other intangible assets with an indefinite useful life are tested for impairment annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, ”Goodwill and Other Intangible Assets” (“SFAS No. 142”). An intangible asset with a finite life is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ”(“SFAS No. 144”).

During fiscal 2003, The Dixie Group, Inc. (“Dixie”) completed the divestiture of certain portions of their business. Dixie is the seller from whom the Company acquired Extrusion on May 8, 2002. Due to an anticipated reduction in the requirements of the extrusion operations to Dixie and to the successor of the portions of the business that were sold, the company recorded an impairment charge of $1.6 million, net of tax, to reflect the Supply Agreement at its fair value.

Income Taxes

The Company accounts for income taxes under an asset and liability approach pursuant to SFAS No. 109, “Accounting for Income Taxes.” This method requires the recognition of deferred tax asset and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of change in tax rates will be recognized as income or expense in the period that includes the enactment date.

Stock Based Compensation

The Company accounts for its stock based compensation plan under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and follows the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123” (“SFAS No. 148”).

In August 2001, Tandus adopted the 2001 Tandus Group, Inc., Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ board of directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of January 29, 2005, the Company has not recorded any expense as the Company has not achieved its earnings targets and the fair market value of the Company’s common stock continues to be lower than the exercise price of these options. At January 29, 2005, no shares are exercisable and the weighted average contractual life of the options outstanding is 6.5 years.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price that is higher than the market value of the underlying common stock. The following table illustrates the effect on net income if the Company had applied the fair market value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Net income as reported	$5,781	$1,234	$6,703
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(35)	(38)	(33)

Proforma net income	$5,746	$1,196	$6,670

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements and is effective for interim periods beginning after December 15, 2004. The Company adopted the provisions of FASB 150 effective February 1, 2004, which did not have an impact on its financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS 132 was effective for the Company’s consolidated financial statements as of January 31, 2004 and did not have an impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the EITF reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would no be limited if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement is effective for the Company’s annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123R to determine its impact on the Company’s future financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

3.	ACQUISITIONS

On May 8, 2002, CAF Extrusion, Inc. (“Extrusion”), a wholly owned subsidiary, acquired a yarn extrusion manufacturing plant located in Calhoun, Georgia. In addition, Extrusion purchased the real property on which the plant is located from a third party. The acquisition was funded from cash on hand. The cash purchase price was $34.8 million, plus $0.3 million for acquisition related expenses and consisted of $2.4 million for land and building, $1.4 million for inventory, $17.7 million for machinery and equipment, $5.6 million for goodwill and $8.0 million for a supply agreement which is being amortized over its term of three years. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Extrusion have been included in the Company’s consolidated financial statements from May 8, 2002. The proforma results of operations from January 27, 2002 through May 7, 2002 are not presented as those results of operations are not material to the Company’s consolidated results of operations.

4.	INVENTORIES

Net inventory balances are summarized below (in thousands):

	January 31, 2004	January 29, 2005
Raw materials	$16,074	$20,315
Work in process	5,153	5,634
Finished goods	14,236	13,029

	$35,463	$38,978

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, are summarized below (in thousands):

	Depreciable Lives	January 31, 2004	January 29, 2005
Land improvements	15 years	$2,084	$2,128
Buildings	35 years	18,997	19,442
Machinery and equipment	3-9 years	98,111	104,138
Leasehold improvements	Lease term or 10 years	3,568	4,690
Construction in progress	—	1,912	6,237

		124,672	136,635
Less accumulated depreciation		(58,610)	(68,948)

		$66,062	$67,687

Depreciation expense and leasehold amortization of property, plant and equipment was $9.0 million for fiscal 2002, $10.3 million for fiscal 2003 and $10.5 million for fiscal 2004.

6.	ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

	January 31, 2004	January 29, 2005
Payroll and employee benefits	$5,952	$12,178
Customer claims	2,206	2,715
Accrued interest	8,145	8,085
Accrued professional fees	2,862	3,184
Other	1,133	2,066

	$20,298	$28,228

Included in the January 29, 2005 balance is $0.8 million related to the Company facility maximization project.

7.	INVESTMENT IN AFFILIATE

Prior to and during fiscal 2004, Monterey and another partner each held a one-half interest in Chroma, a general partnership, which provided carpet dyeing and finishing services to the partners and outside third parties. As the Company did not exercise control over the partnership, the Company accounted for the partnership under the equity method of accounting.

Monterey Carpets and the other partner agreed to purchase carpet dyeing and finishing services exclusively from the partnership. These service agreements were subject to cancellation with a one-year

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

notice. Charges for these services were equal to prevailing market prices for comparable services. During fiscal 2002, 2003 and 2004, the Company was charged $9.5 million, $10.0 million and $9.8 million for these services, respectively.

Monterey Carpets leases a portion of its carpet manufacturing and administrative space from the partnership. During fiscal 2002, 2003 and 2004, the Company paid the partnership approximately $0.4 million during each year for rent expense. In addition, Monterey Carpets agreed to provide certain executive management and operational services at cost while the partnership agreed to provide Monterey with executive management and certain maintenance and utility services at cost. During fiscal 2002, 2003 and 2004, the Company charged approximately $0.1 million during each year for the management and operation services while the partnership charged the Company approximately $0.3 million during each year for executive management, maintenance and utility services.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility. As part of the closing of the California facility, the Company successfully negotiated its exit from the Chroma partnership and entered into the Chroma Transition Agreement with Dixie Group, Inc. (“Dixie”) to allow for the transition of dyeing and finishing services needed until the Santa Ana, California manufacturing facility has been closed. A charge of $0.2 million was recorded during fiscal 2004 to reflect the negotiated settlement related to Monterey’s early termination of its Dyeing and Finishing Agreement with Chroma and withdrawal from the Chroma Partnership. It is anticipated that the closure of the Santa Ana, California facility will be completed by the end of the Company’s second fiscal quarter in 2005.

8.	OTHER INTANGIBLE ASSETS

In connection with the adoption of SFAS No. 142, the Company obtained independent appraisals to determine the fair values of the intangible assets as of January 27, 2002 and compared their fair values with their carrying values. The Company determined that the goodwill associated with Crossley was impaired based upon the calculated fair value compared to its carrying value.

The impact of recent economic conditions and industry specific conditions affecting Crossley’s business at that time resulted in a reduced fair value and non-cash goodwill impairment charge of $3.2 million. The goodwill impairment charge was recorded effective January 27, 2002 as a cumulative effect of a change in accounting principle.

This non-cash goodwill impairment charge did not impact the Company’s liquidity, cash flow or its compliance with financial or other covenants under its credit agreement or other contractual arrangements.

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization are as follows:

	January 31, 2004		January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Non-compete	$12,000	$(12,000)	$12,000	$(12,000)
Patent	27,000	(17,178)	27,000	(19,634)
Supply Agreement	8,000	(7,180)	8,000	(7,836)

Total	$47,000	$(36,358)	$47,000	$(39,470)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s non-compete with its former parent was being amortized over a seven-year period using a double-declining balance method and was fully amortized as of January 31, 2004. The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement is being amortized over a three-year period using the straight-line method. In the fourth quarter of fiscal 2003, Extrusion recorded a non-cash impairment charge of $2.6 million, related to the supply agreement with the seller. The impairment charge was to reduce the net carrying value of the supply agreement to its Fair value.

Unamortized intangible assets with an indefinite life (other than goodwill)

Trade name	$23,613

	January 25, 2003	January 31, 2004	January 29, 2005
Aggregate amortization expense	$5,461	$8,846	$3,112

Estimated amortization expense
Fiscal 2005	$2,619
Fiscal 2006	2,455
Fiscal 2007	2,455
Fiscal 2008	—
Fiscal 2009	—

During fiscal 2004, there were no changes to the carrying value of goodwill.

9.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Substantially all domestic employees of the Company who meet eligibility requirements are covered under a defined contribution plan, which is administered by the Company. Eligible participants can contribute up to 10% of their annual compensation and receive Company matching contributions based on formulas as specified in the plan document. The Company contributed approximately $0.7 million, $1.0 million and $0.8 million in fiscal 2002, 2003 and 2004, respectively, to the plan.

Domestic Defined Benefit Plan

The Company maintains a defined benefit program for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the plan beyond minimum funding requirements as is deemed appropriate by management. Plan assets were invested primarily in mutual funds and money market accounts.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plan, and amounts recognized in the Company’s consolidated financial statements at January 31, 2004 and January 29, 2005 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,761	$4,800
Service cost	—	—
Interest cost	290	274
Change in assumptions	101	184
Actuarial loss	26	(56)
Benefits paid	(378)	(470)
Settlement gain	—	(30)

Benefit obligation at end of year	$4,800	$4,702

Change in Plan Assets:
Fair value of plan assets at beginning of year	$3,370	$4,745
Company contributions	1,100	500
Actual return on plan assets	653	1
Benefits paid	(378)	(470)

Fair value of plan assets at end of year	$4,745	$4,776

Funded Status of the Plan:
Funded status at end of year	$(55)	$74
Unamortized net actuarial loss	1,582	1,766

Prepaid benefit cost	1,527	1,840
Additional minimum liability	(1,582)	—

(Accrued) prepaid benefit cost after additional minimum liability	$(55)	$1,840

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$388	$—	$—
Interest cost on project benefit obligations	307	290	274
Expected return on plan assets	(267)	(261)	(363)
Recognized net actuarial losses	121	145	99
Settlement losses	—	—	177

Net periodic pension expense for year	$549	$174	$187

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Discount used in determining present value of the projected benefit obligation	6.25%	5.75%
Expected long-term rate of return on assets	7.75%	7.75%

The accumulated benefit obligation for the years ended January 31, 2004 and January 29, 2005 is as follows:

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Accumulated benefit obligation	$4,800	$4,702
Fair value of plan assets	4,745	4,776

Unfunded (prepaid) accumulated benefit obligation	$55	$(74)

The Company’s pension plan weighted-average asset allocations at January 31, 2004 and January 29, 2005, by asset category are as follows:

Asset Category	Target Allocation	January 31, 2004	January 29, 2005
Balanced mutual funds	75%	75%	75%
Money market fund	25%	25%	25%

Total	100%	100%	100%

The investment strategy for the Company’s pension plan is determined by a Committee composed of senior management of the Company, two members from Human Resources and two members from Finance. This Committee reports to the Compensation Committee of the Board of Directors. The funds in the Plan are to be invested effectively and prudently for the exclusive benefit of Plan participants and beneficiaries. In order to accomplish this strategy, the Plan’s asset allocation strategy contains a balanced mutual fund, which invests in both debt and equity securities, to maximize growth at a conservative risk level, and money market funds to maintain a minimum level of stability. The Committee reviews the Plan’s asset mix on a regular basis. When the exposure in either asset category reaches either a minimum or maximum level, an asset allocation review process is initiated and the portfolio will be rebalanced backed to target allocation levels. In developing a strategic asset allocation policy, the Company examined certain factors that affect the risk tolerance of the Plan such as the demographics of employees, the actuarial and funding characteristics of the Plan and the Company’s business and financial characteristics.

The expected return on asset assumption was developed through analysis of historical market returns, current market conditions, and a comparison of expectations on potential future market returns. The assumption represents a long-term average view of the performance of the Plan, therefore the return may or may not be achieved during any one fiscal year.

The following benefit payments are expected to be paid:

Plan Year	Payout Projection
2005	$395.7
2006	245.4
2007	277.9
2008	338.8
2009	244.6
2010 – 2014	1,379.3

No employer contributions are expected to be required to be paid in fiscal 2005.

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

The following tables provide a reconciliation of the projected benefit obligation, plan assets, the funded status of the plans and amounts recognized in the Company’s consolidated financial statements at January 31, 2004 and January 29, 2005 (in thousands) using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$5,461	$6,746
Service cost	398	609
Interest cost	364	432
Benefits paid	(202)	(643)
Exchange Rate Loss	817	460
Change in assumptions	413	272
Actuarial gain	(505)	—

Benefit Obligation at end of year	$6,746	$7,876

Change in Plan Assets:
Fair value of plan assets at beginning of year	$4,702	$6,298
Company contributions	492	635
Exchange Gain	686	429
Actual return on plan assets	629	582
Benefits paid	(211)	(643)

Fair value of plan assets at end of year	$6,298	$7,301

Funded Status of the Plan:
Funded status at end of year	$(448)	$(575)
Unamortized net actuarial loss	423	613

(Accrued) prepaid benefit cost	(25)	38
Additional minimum liability	(142)	(112)

Accrued benefit cost after additional minimum liability	$(167)	$(74)

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$430	$398	$609
Interest cost on project benefit obligations	317	364	432
Expected return on plan assets	(340)	(371)	(472)
Recognized net actuarial (gain) loss	3	3	3

Net periodic pension expense for year	$410	$394	$572

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Discount used in determining present value of the projected benefit obligation	6.75%	6.25%
Expected long-term rate of return on assets	7.00%	7.00%

The accumulated benefit obligation for the years ended January 31, 2004 and January 29, 2005 is as follows:

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Accumulated benefit obligation	$6,465	$7,375
Fair value of plan assets	6,298	7,301

Unfunded accumulated benefit obligation	$167	$74

The Company’s Canadian pension plan weighted-average asset allocations at December 31, 2003 and December 31, 2004 by asset category are as follows:

Asset Category	Target Allocation	December 31, 2003	December 31, 2004
Core Canadian Equity	36.0%	38.1%	42.9%
U.S. Equity	14.5%	14.3%	10.7%
Real Estate	5.0%	4.9%	4.2%
Bond	31.0%	28.9%	29.2%
Mortgage	5.5%	5.2%	4.4%
International Equity	8.0%	8.6%	8.6%

Total	100.0%	100.0%	100.0%

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following benefit payments are expected to be paid:

Plan Year	Payout Projection
2005	$269.5
2006	80.0
2007	113.0
2008	182.9
2009	432.5
2010 – 2014	4,949.4

The employer contributions expected to be paid in fiscal 2005 are $0.5 million.

Postretirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect.

The following tables provide a reconciliation of the projected benefit obligation, the funded status of the plan and amounts recognized in the Company’s financial statements at January 31, 2004 and January 29, 2005 (in thousands):

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,829	$2,155
Service cost	162	165
Interest cost	119	125
Change in assumptions	54	127
Actuarial loss (gain)	54	(112)
Benefits paid	(63)	(60)

Benefit Obligation at end of year	$2,155	$2,400

Funded Status of the Plan:
Funded status at end of year	$(2,155)	$(2,400)
Unamortized net actuarial (gain)/loss	96	111

Accrued benefit cost	$(2,059)	$(2,289)

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$103	$162	$165
Interest cost on project benefit obligations	110	119	125

Net periodic pension expense for year	$213	$281	$290

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% at January 31, 2004 and 5.75% at January 29, 2005. The Plan is unfunded. The Plan does not allow for increases in employer-paid costs for participants who retired after 1998; therefore, the health care cost trend rate assumption has no material impact on the obligation of the Company.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following benefit payments are expected to be paid:

Plan Year	Payout Projection
2005	$111.4
2006	115.0
2007	108.6
2008	124.2
2009	138.0
2010 – 2014	992.5

The employer contributions expected to be paid in fiscal 2005 are $0.1 million.

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
10% Senior Subordinated Notes, due 2006	$250	$250
9.75% Senior Subordinated Notes, due 2010	175,000	175,000
Senior Secured Credit Facility	31,000	30,920
Sinking Fund Bonds	2,664	1,234
Revolving Line of Credit	—	—
Other debt	393	845

Total Debt	209,307	208,249
Less Current Maturities	1,791	713

	$207,516	$207,536

Senior Subordinated Notes

On February 20, 2002 the Company issued at par value $175.0 million of 9.75% Senior Subordinated Notes due in 2010 (the “9.75% Notes”). Interest is payable semiannually in arrears on February 15 and August 15. The 9.75% Notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The indenture governing the 9.75% Notes contains certain other restricted covenants that limit the ability of the Company among other things, to incur additional indebtedness, to pay dividends or make certain other restricted payments, and to put limitations on the incurrence of indebtedness, asset dispositions, and transactions with affiliates. The 9.75% Notes are guaranteed on a senior subordinated basis by the Company’s existing domestic subsidiaries.

The proceeds of the 9.75% Notes offering were used to retire $125.0 million of term bank debt plus accrued interest of $0.7 million, pay fees and offering expenses of $6.3 million, and terminate existing interest rate hedging agreements for $5.5 million. The remaining proceeds of $37.5 million were used for general working capital purposes and to fund the Company’s acquisition of an extrusion manufacturing facility on May 8, 2002. In connection with this term debt prepayment, the Company recorded the write-off of a pro-rata share of deferred financing costs associated with the term debt. The amounts of these expenses were $2.6 million and are reflected in interest expense in the consolidated statement of operations in fiscal 2002.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Upon the occurrence of certain events, as set forth in the indenture, the Company is required to re-purchase the 9.75% Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest at the date of purchase. Prior to February 15, 2005, the Company can redeem up to 35.0% of the original principal amount of the 9.75% Notes with the proceeds of an equity offering at a price of 109.75% of the principal amount, plus accrued and unpaid interest at the date of purchase.

On or after February 15, 2006, the Company can redeem all or a portion of the 9.75% Notes at the redemption prices listed below, plus accrued and unpaid interest at the date of repurchase if redeemed during the twelve month period commencing February 15 of the years set forth below.

Period	Redemption Price
2006	104.875%
2007	102.438%
2008 and Thereafter	100.000%

As of January 29, 2005 the estimated fair value of the 9.75% Notes exceeded their carrying value by approximately $12.3 million.

Senior Secured Credit Facility

In conjunction with a Recapitalization in fiscal 2001, the Company entered into the 2001 Senior Credit Facility with a group of banks consisting of a $50.0 million term loan facility (“Tranche A Term Loan Facility”), a $156.0 million term loan facility (“Tranche B Term Loan Facility”), and a $50.0 million revolving credit facility, which included a letter-of-credit sublimit of $15.0 million.

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

The Tranche A Term Loan Facility was repaid in full with proceeds of the 9.75% Notes in February 2002. The Tranche B Term Loan Facility will mature on January 25, 2008 and, beginning December 31, 2004, requires quarterly principal payments of $0.08 million through March 31, 2007 and $7.5 million through January 25, 2008. The revolving credit portion of the 2001 Credit Facility will mature on January 25, 2007 and may be repaid and reborrowed from time-to-time. As of January 29, 2005, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $3.0 million of letters of credit outstanding leaving total availability of $47.0 million.

In connection with the 2001 Senior Credit Facility, the Company was required to enter into hedging interest rate agreements for a minimum of three years that resulted in at least 33.0% of the aggregate amount of the term loans being subject to a fixed or maximum interest rate. As required, the Company entered into certain hedging agreements in 2001. At the beginning of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The interest rate hedging agreements were terminated in February 2002, with a portion of the proceeds of the 9.75% Notes.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Effective with the August 2004 amendment, the Senior Credit Facility bears interest at a per annum rate equal to the Company’s choice of (a) an adjusted rate based on LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. With respect to the revolving credit facility, the Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our net Senior Leverage Ratio for the immediately preceding four consecutive quarters, which was 0.14:1.00 as of January 29, 2005. With respect to the term loan, the Eurodollar margin is 2.75% and the base rate margin is 1.75%. The weighted average interest rate of the Senior Credit Facility at January 29, 2005 was 4.5%.

The Company was in compliance with all covenants of the Senior Credit Facility as of January 29, 2005. The Senior Credit Facility covenants require minimum levels of consolidated EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash charges, as defined), interest coverage and leverage ratio. In addition, the Senior Credit Facility contains covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, dividends, and transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens, and encumbrances, and other matters customarily restricted in loan agreements. Obligations under the Senior Credit Facility are secured by a pledge of all the Company’s capital stock, substantially all tangible and intangible assets and 65.0% of the capital stock of, or equity interest in, each of the foreign subsidiaries. All obligations under the Senior Credit Facility are guaranteed by all present and future domestic subsidiaries, with the exception of Monterey, which was released as a guarantor effective with the August 2004 amendment. The amount of the Company’s subsidiaries’ retained earnings available for dividends to the Company as of January 29, 2005 are in aggregate $5.0 million. The agreement also provides under certain conditions for an excess cash flow payment. At January 29, 2005, no such payment was required.

The Company or any subsidiary may sell or transfer any property or assets to, or purchase or acquire any property or assets from any of its affiliates in the ordinary course of business at prices and on terms and conditions not materially less favorable to the Company or the subsidiary than could be obtained on an arm’s length basis from unrelated parties. Any loans or advances made by the Company to any subsidiary is evidenced by a promissory note pledged to the collateral agent for the benefit of the secured parties. The amount of additional investments, loans and advances may not exceed the sum of $5.0 million plus the net cash proceeds of any private equity issuance attributable thereto at any time. In addition, the amount of additional loans to or investments in Crossley in an aggregate amount may not exceed the sum of $10.0 million. The Company and its subsidiaries may make loans and advances to their respective employees so long as the aggregate amount of such loans and advances may not exceed $0.5 million.

Effective May 1, 2004, the Company entered into a second amendment to the Senior Credit Facility to revise certain of its covenants. Primarily as a result of operating results in the third and fourth quarters of fiscal 2003 and more restrictive covenant requirements for fiscal 2004, the Company believed a covenant violation as early as the end of the first fiscal quarter of 2004, which ended May 1, 2004, was probable.

The principal financial covenants under our Senior Credit Facility, prior to its second amendment on May 1, 2004, required a fixed charge coverage ratio of 1.1:1.0 from and including January 27, 2002 to and including January 31, 2004. The second amendment to the Senior Credit Facility revised the requirement for the fixed charge coverage ratio to 1.0:1.0 from and including February 1, 2004 to and including October 30, 2004, and 1.1:1.0 thereafter. Our fixed charge coverage ratio was 1.64:1.0 at January 29, 2005. Our covenants required an interest coverage ratio of 2.1:1.0 from and including January 27, 2002 to and including January 31, 2004. The amended covenants require an interest coverage ratio of 1.75:1.00 from and including February 1, 2004 to and including July 31, 2004; 1.85:1.00 from and including August 1, 2004 to and including October 30, 2004, and 2.00:1.00 from and including October 31, 2004 to and including January 29, 2005. Our interest coverage ratio was 2.73:1.00 at January 29, 2005. The Company was in compliance with all covenants as amended for all periods through and including fiscal 2004 (ended January 29, 2005) and expects to remain in compliance throughout fiscal 2005, although no assurances can be given.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On August 18, 2004, the Company entered into a third amendment to its Senior Credit Facility. This amendment provided for, among other things 1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to the facility located in Truro, Nova Scotia, 2) the disposal of and/or transfer to the Company of substantially all of the remaining Santa Ana, California fixed assets and transfer of all or substantially all of the accounts receivable, inventory and other liquid current assets from Monterey Carpets, Inc. (“Monterey”), a wholly-owned subsidiary of the Company, to the Company, 3) the release of Monterey as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, 4) the exclusion from the financial covenants calculation of up to $10.0 million of costs related to the move and relocation to the Truro, Nova Scotia plant (“the Crossley transfer”) and 5) the reduction of the credit spread to LIBOR plus 2.75 on the Term B Loan. The Amendment further authorizes the collateral agent to release any and all liens held by the collateral agent in or on the assets forming part of the Crossley transfer.

Other Long-Term Debt

Crossley has available a revolving line-of-credit agreement with a Canadian bank, which is used to finance working capital requirements. At January 29, 2005, no balance was outstanding, and $3.8 million was available under this line of credit. Approximately $5.8 million of long-term debt was assumed at the time of the Company’s acquisition of Crossley, which was comprised of sinking fund bonds held and issued by the Nova Scotia Business Development Corporation (the “NSBDC Bonds”). The NSBDC Bonds holder agreed to forgive principal amounts of the bonds up to a maximum of $6.3 million at various rates, dependent primarily on maintaining a certain level of annual hours worked by its employees. The remaining balance was to become repayable over five years once the forgiveness had expired. Effective August 9, 2004, the bond holder agreed that the then remaining $1.2 million would be forgiven over the remaining five-year term of the current note and is based upon certain employee hours worked during the year and will commence in fiscal 2005. The debt will also be non-interest bearing.

At January 29, 2005, the scheduled annual maturities of long-term debt are as follows (in thousands):

Fiscal Year:	Amount
2005	$713
2006	939
2007	30,655
2008	378
2009	358
Thereafter	175,206

$208,249

Total interest paid by the Company on all indebtedness was $19.0 million, $19.4 million and $18.6 million for fiscal 2002, 2003 and 2004 respectively.

Deferred Financing Costs

Financing costs of $6.5 million and $5.2 million associated with the issuance of the Senior Credit Facility and Senior Notes are included in other assets on the accompanying balance sheets as of January 31, 2004 and January 29, 2005 respectively. These costs are being amortized over the term of the respective debt agreements. Amortization expense charged to interest expense was $4.0 million in fiscal 2002, $1.6 million in fiscal 2003, and $1.7 million in fiscal 2004.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Net Interest Expense

Total net interest expense was $23.9 million, $21.3 million and $20.5 million for fiscal 2002, fiscal 2003 and fiscal 2004, respectively, which includes interest income of $0.4 million in fiscal 2002, $0.1 million in fiscal 2003 and $0.2 million in fiscal 2004.

11.	INCOME TAXES

Domestic and foreign components of income before income taxes are summarized as follows (in thousands):

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Domestic	$14,660	$702	16,548
Foreign	1,149	(1,615)	(3,884)

	$15,809	$(913)	12,664

Components of the income tax provision for fiscal 2002, fiscal 2003 and fiscal 2004 are summarized as follows (in thousands):

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Current:
Federal	$1,665	$(1,355)	$3,560
State	141	(601)	283
Foreign	51	—	—

	1,857	(1,956)	3,843

Deferred:
Federal	3,729	762	3,189
State	726	(824)	333
Foreign	476	(129)	(1,404)

	4,931	(191)	2,118

Income tax expense (benefit)	$6,788	$(2,147)	5,961

No benefit was recorded for the foreign operating losses of the Company in fiscal 2002, fiscal 2003 and fiscal 2004.

Reconciliation between income taxes computed at the federal rate and the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Amount at statutory federal rate of 35%	$5,533	$(320)	$4,432
State Income taxes, net of federal income tax benefit	863	(2)	400
Nondeductible expenses	305	265	259
State tax credits	—	(1,314)	—
Tax reserve reclass	—	(944)	—
Foreign taxes	58	248	(45)
Change in valuation allowance	—	187	876
Other	29	(267)	39

Income tax expense (benefit)	$6,788	$(2,147)	$5,961

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of the net deferred tax assets as of January 31, 2004 and January 29, 2005 were as follows (in thousands):

	January 31, 2004	January 29, 2005
Deferred tax assets:
Warranty & customer claims accruals	$1,302	$1,337
Employee benefits	1,484	1,070
Inventory reserves	894	665
Accrued taxes	23	76
Other liabilities and reserves	1,029	671
Book depreciation in excess of tax	305	201
AMT credits	—	680
Deferred compensation	7,532	7,483
State credits	926	943
State net operating loss carry forwards	126	126
Foreign tax credits	2,472	3,020
Foreign net operating loss carry forwards	3,155	4,365
Valuation allowance	(2,400)	(3,277)

Total deferred tax assets	16,848	17,360

Deferred tax liabilities:
Tax depreciation in excess of book	6,671	8,164
Goodwill and intangible amortization	6,018	8,483
Other	165	280

Total deferred tax liabilities	12,854	16,927

Net deferred tax assets	$3,994	$433

The valuation allowance is provided because, in management’s assessment, it was uncertain whether the net deferred tax asset related to certain foreign net operation loss carry forwards and state income tax credit carry forwards will be realized.

Payments (refunds) for income taxes by the Company were $3.0 million, $2.2 million and $(1.1) million for fiscal 2002, 2003 and 2004 respectively.

12.	STOCK OPTIONS

In August 2001, Tandus adopted the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ Board of Directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company accounts for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of January 29, 2005, the Company has not recorded any expense as the Company had not achieved its earnings targets and the fair market value of the Company’s common stock has not increased from the date of grant. At January 29, 2005, no shares are exercisable and the weighted average contractual life of the options outstanding is 6.5 years.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the activity in the plans for fiscal 2002, 2003, and 2004:

	Number of Shares	Average Exercise Price
Outstanding at January 26, 2002	55,193	$35.70
Granted in fiscal 2002	7,831	35.70
Canceled in fiscal 2002	(10,770)	35.70

Outstanding at January 25, 2003	52,254	35.70
Granted in fiscal 2003	—	35.70
Canceled in fiscal 2003	(1,897)	35.70

Outstanding at January 31, 2004	50,357	35.70
Granted in fiscal 2004	—	35.70
Canceled in fiscal 2004	(7,675)	35.70

Outstanding at January 29, 2005	42,682	35.70

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument and allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting in APB Opinion No. 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement has been applied.

The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the minimum value option pricing model as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” and using a weighted average risk-free interest rate of 3.9% for 2002, 4.1% for 2003, and 4.2% for 2004, an expected dividend yield of 0%, and an expected option life of six years.

The total values of the options granted during fiscal 2002, 2003 and 2004 were approximately, $0.1 million, and $0.0 million and $0.0 million, respectively, which would be amortized over the vesting period of the options.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA which represents earnings before interest, taxes, depreciation, and amortization, non-cash charges or expenses (other than the write-down of current assets), non-recurring costs associated with an unsuccessful acquisition, expenses related to the facility maximization project, the cumulative effect of change in accounting principle, plus the Chroma Systems Partners’ (“Chroma”) cash dividends, plus a non-cash charge relating to the impairment of a supply agreement for the extrusion facility and minority interest in income of subsidiary less equity in earnings in Chroma, and the gain on forgiveness of debt.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 75.6%, 81.6% and 35.4% of sales during fiscal 2002, 2003 and 2004, respectively, as a result of a three-year supply agreement with the seller. The Extrusion segment’s second largest customer accounted for 10.2%, 3.3% and 14.0% of sales during fiscal 2002, 2003 and 2004, respectively.

The table below provides certain financial information by segment:

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Net Sales to External Customers
Floorcoverings	$298,045	$283,011	$317,217
Extrusion	23,120	28,046	23,257

Total Sales to External Customers	321,165	$311,057	$340,474

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Adjusted EBITDA
Floorcoverings	$49,461	$37,716	$47,939
Extrusion	4,359	4,985	3,085

Total Adjusted EBITDA	$53,820	$42,701	$51,024

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Reconciliation of Adjusted EBITDA to Net Income:
Net Income	$5,781	$1,234	$6,703
Cumulative effect of change in accounting principle	3,240	—	—
Non-cash goodwill impairment charge	—	2,616	—
Gain on forgiveness of debt	(570)	—	—
Income tax (benefit) expense	6,788	(2,147)	5,961
Net interest expense	23,910	21,343	20,494
Depreciation	8,991	10,307	10,470
Amortization	5,461	6,230	3,112
Chroma cash dividends	1,932	3,522	922
Equity in earnings of Chroma	(1,733)	(1,386)	(893)
Minority interest in income of subsidiary	20	13	97
Facility maximization cost	—	—	3,986
Other	—	—	172
Non-recurring costs associated with unsuccessful acquisition	—	969	—

Adjusted EBITDA	$53,820	$42,701	$51,024

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Consolidated Assets
Floorcoverings	$267,090	$291,525
Extrusion	32,058	27,085

Total Consolidated Assets	$299,148	$318,610

As discussed in Note 8, a non-cash goodwill impairment charge of $3.2 million was recorded in the Floorcoverings’ segment. The charge was recorded retroactively to January 27, 2002 as a cumulative effect of change in accounting principle.

Information relative to sales and long-lived assets for the United States and other countries for the fiscal years ended January 25, 2003, January 31, 2004, and January 29, 2004 are summarized in the following tables (amounts in thousands). Long-lived assets include all assets associated with operations in the indicated geographic area excluding intercompany receivables and investments.

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
Net Sales
Domestic	$280,838	$271,762	$299,169
Canada	32,298	28,778	31,014
Other International	8,029	10,517	10,291

Total	$321,165	$311,057	$340,474

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
	January 31, 2004	January 29, 2005
Long-lived Assets (1):
Domestic	$188,472	$179,895
International	10,223	17,313

Total	$198,695	$197,208

(1)	Consists of the net book value of property, plant and equipment, goodwill and other intangible assets.

14.	QUARTERLY FINANCIAL DATA (Unaudited)

The quarterly financial data below is based on the Company’s fiscal periods (in thousands):

FISCAL 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$77,685	$99,602	$82,501	$80,686
Gross Profit	26,269	39,035	27,487	21,082
Net Income (Loss)	(755)	7,951	1,827	(2,320)

FISCAL 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$71,569	$93,931	$74,139	$71,418
Gross Profit	23,237	34,762	22,288	20,972
Net Income (Loss)	(97)	5,078	35	(3,782)

15.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Fiscal Year Ended
	January 25, 2003	January 31, 2004	January 29, 2005
NET INCOME	$5,781	$1,234	$6,703
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(290)	316	222
Minimum pension liability adjustment	(1,242)	411	—
Income tax benefit related to minimum pension liability adjustment	472	(156)	—

COMPREHENSIVE INCOME	$4,721	$1,805	$6,925

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16.	RELATED-PARTY TRANSACTIONS

Effective January 2001, the Company entered into Professional Services Agreements with each of Oaktree Fund and a certain affiliate of BACI. The term of both agreements is substantially the same. Oaktree Fund and an affiliate of BACI will provide management and financial consulting services to the Company from time to time. These services will include consulting on business strategy, future investments, future acquisitions and divestitures, and debt and equity financing. For these services, the Company has agreed to pay each of Oaktree Fund and BACI’s affiliate quarterly fees of $62,500 and to reimburse them for reasonable travel and other out-of-pocket fees and expenses incurred by them in providing services to the Company (including, but not limited to, fees and expenses incurred in attending Company related meetings). The unpaid balance as of January 31, 2004 and January 29, 2005 is $1.5 million and $2.0 million respectively, and is included in accrued expenses in the accompanying Consolidated Balance Sheet. The Company has also agreed to indemnify each of Oaktree Fund and BACI against any losses they may suffer arising out of the services they provide to us in connection with these agreements, such as losses arising from third party suits. The agreements terminate on the first of (1) the date on which Oaktree Fund and BACI, as the case may be, own less than 25% of the capital stock in Tandus Group, (2) the date on which Tandus Group is either sold to a party who does not currently own more than 5% of Tandus Group’s common stock or (3) substantially all the assets of Tandus Group are sold.

17.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CERTAIN RISKS

Lease Commitments

The Company is obligated under various leases for office space, machinery and equipment. At January 29, 2005 future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year:
2005	$3,313
2006	2,489
2007	2,097
2008	1,854
2009	1,245
Thereafter	7,650

$18,648

Rental expense under operating leases was approximately $3.1 million, $3.7 million and $3.9 million in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

Environmental

The Company is subject to federal, state, and local laws and regulations concerning the environment. At January 29, 2005, management concluded that no environmental reserves were required. In the opinion of the Company’s management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Litigation

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, resulting in irreversible damage to the carpet. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims included express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure were tried to a jury. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of this carpet. The Company filed a motion for judgment as a matter of law and a motion for a new trial. The judge denied the Company’s motion for judgment as a matter of law but conditionally granted the Company’s motion for a new trial if EMC refused to accept a reduction of the judgment by $0.2 million. EMC agreed to the reduction of the judgment, causing the new trial motion to be denied. The Company has appealed the denial of its motion for judgment as a matter of law asserting that EMC failed to prove the affirmative defense of fraudulent concealment by clear, convincing and satisfactory evidence. The Company has posted a letter of credit in favor of EMC for $0.8 million to secure EMC’s recovery should EMC prevail. If the Company is unsuccessful, it will be required to pay the judgment amount and related legal and professional fees.

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The judgment award of $0.6 million was recorded during the fiscal year ended January 31, 2004, and is included as an accrued liability in the January 29, 2005 consolidated balance sheet. The Company incurred legal expense during fiscal 2004 related to the EMC lawsuit of approximately $0.6 million. The expenses are included in the Company’s consolidated statement of operations for fiscal 2004.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are on going and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session is currently scheduled for June 2, 2005. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project

From time to time the Company is subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims, which may or may not be covered by insurance. Management believes that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.

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

Concentrations of Labor

As of January 29, 2005, the Company employed 1,715 persons on a full-time or full-time equivalent basis of which 350 are represented by a labor union. The collective bargaining agreements, which represent this union, expire on June 30, 2006. Under a separate agreement the union and the Company have agreed that there will be no work stoppages through 2011.

Workers’ Compensation

The Company is self-insured for workers’ compensation claims up to specified stop-loss limits. In the opinion of management, adequate provision has been made for all incurred claims.

18.	FACILITY MAXIMIZATION PROJECT

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, facility (the “facility maximization project”). The facility maximization project was approved by the Company’s Board of Directors on August 9, 2004, and is currently expected to be complete by the end of the Company’s second fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter. However, the transfer of production was slowed to accommodate the training required to bring the 150 new associates up to the required level in addition to the completion of manufacturing system enhancements. It is currently estimated that the remaining costs will be approximately $5.4 million and consist of severance, moving, reinstallation, professional fees and other costs, including, among other things, production inefficiencies during the transition period. Our expectations are that the benefits of the project will begin to impact the income statement principally in the last quarter of this fiscal year.

During fiscal 2004, the Company incurred approximately $4.0 million in costs associated with the facility maximization project, which consist of professional fees, severance and other related costs. Costs of Goods Sold included $2.6 million and Selling, General and Administrative Expenses included $1.4 million of these expenses in the accompanying Consolidated Statements of Income. In addition the Company anticipates capital expenditures of approximately $3.4 million related to the project, $0.5 more than originally anticipated.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of the then remaining $1.2 million of Crossley’s sinking fund bonds debt outstanding. The forgiveness will be over the remaining five-year term of the current note and is based upon certain employee hours worked during the year and will commence in fiscal 2005. The debt will also be non-interest bearing.

The costs incurred and the anticipated expenditures remaining are as follows:

(Amounts in millions)	Anticipated Total Expenditures as of August 10, 2004	Change in Estimate of Expenditures as of January 29, 2005	Amounts Incurred as of January 29, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.9	$1.5	$1.2
Contractual Obligations and Professional Fees	3.1	(2.7)	0.4	—
Other Project Costs	1.5	4.8	2.1	4.2

Gross Project Expenditures	$6.4	$3.0	$4.0	$5.4

The accrued facility maximization costs at January 29, 2005 amounted to $0.8 million, which consisted of severance and other project related costs. These costs are included in Accrued Expenses in the accompanying Consolidated Balance Sheet.

19.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 9.75% Notes of the Company (the “Issuer”) are guaranteed by certain of the Company’s domestic subsidiaries (the “guarantor subsidiaries”). Effective August 18, 2004, Monterey was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditioned and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility which was amended by the Company on February 20, 2002, May 1, 2004 and August 18, 2004. The guarantees’ terms match the terms of the 3.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of January 29, 2005 is $214.2 million. This amount represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of January 31, 2004 and January 29, 2005 and for each of the three years in the period ended January 29, 2005 are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,110	$—	$2,616		$25,726
Accounts receivable, net	23,959	2,899	15,005		41,863
Inventories	18,741	3,491	16,746		38,978
Deferred tax assets	2,985	68	2,359		5,412
Prepaid expenses and other	464	—	975	374	1,813

Total current assets	69,259	6,458	37,701	374	113,792
PROPERTY, PLANT AND EQUIPMENT, net	32,344	14,739	20,604	—	67,687
DEFERRED TAX ASSETS	—	—	2,868	(2,868)	—
GOODWILL	62,386	5,631	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	30,979	164	—	—	31,143
INVESTMENT IN SUBSIDIARIES	69,640	—	—	(69,640)	—
OTHER ASSETS	7,327	93	190		7,610

TOTAL ASSETS	$271,935	$27,085	$91,724	$(72,134)	$318,610

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,145	$2,052	$8,016	$—	$18,213
Accrued expenses	17,519	(528)	10,863	374	28,228
Current portion of long-term debt	321		392	—	713

Total current liabilities	25,985	1,524	19,271	374	47,154
INTERCOMPANY (RECEIVABLE) PAYABLE	(25,217)	25,706	(489)	—	—
OTHER LIABILITIES, including post-retirement obligation	11,702	604	425	(2,868)	9,863
LONG-TERM DEBT, net of current portion	205,848	—	1,688	—	207,536
MINORITY INTEREST	—	—	—	440	440
STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	52,064	(52,064)	72,648
Retained earnings (deficit)	(17,806)	(749)	7,688	(6,939)	(17,806)
Accumulated other comprehensive loss	(1,225)	—	(173)	173	(1,225)

TOTAL STOCKHOLDERS EQUITY	53,617	(749)	70,829	(70,080)	53,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$271,935	$27,085	$91,724	$(72,134)	$318,610

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,667	$106	$4,268	$—	$11,041
Accounts receivable, net	18,443	10,882	6,694	—	36,019
Inventories	15,586	11,124	8,753	—	35,463
Deferred tax assets	2,677	633	703	—	4,013
Prepaid expenses and other	524	105	1,138	3,194	4,961

Total current assets	43,897	22,850	21,556	3,194	91,497
PROPERTY, PLANT AND EQUIPMENT, net	34,232	21,607	10,223	—	66,062
DEFERRED TAX ASSETS	—	2,250	1,876	(4,126)	—
GOODWILL	62,386	35,992	—	—	98,378
OTHER INTANGIBLE ASSETS, net	33,435	820	—	—	34,255
INVESTMENT IN SUBSIDIARIES	71,335	—	—	(71,335)	—
OTHER ASSETS	8,687	177	92	—	8,956

TOTAL ASSETS	$253,972	$83,696	$33,747	$(72,267)	$299,148

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,487	$5,751	$3,484	$—	$17,722
Accrued expenses	8,260	6,096	2,748	3,194	20,298
Current portion of long-term debt	80	—	1,711	—	1,791

Total current liabilities	16,827	11,847	7,943	3,194	39,811
INTERCOMPANY (RECEIVABLE) PAYABLE	(24,520)	4,585	19,935	—	—
OTHER LIABILITIES, including post-retirement obligation	8,803	—	110	(4,126)	4,787
LONG-TERM DEBT, net of current portion	206,170	—	1,346	—	207,516
MINORITY INTEREST	—	—	—	342	342
STOCKHOLDER’S EQUITY:
Preferred stock	—	—	133	(133)	—
Common stock	—	2,056	9,061	(11,117)	—
Paid-in capital	72,648	49,699	2,365	(52,064)	72,648
Retained earnings (deficit)	(24,509)	15,509	(6,751)	(8,758)	(24,509)
Accumulated other comprehensive loss	(1,447)	—	(395)	395	(1,447)

Total stockholder’s equity	46,692	67,264	4,413	(71,677)	46,692

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$253,972	$83,696	$33,747	$(72,267)	$299,148

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$228,156	29,160	128,238	(45,080)	$340,474

Cost of goods sold	142,685	28,146	100,850	(45,080)	226,601
Selling, general & administrative expenses	48,609	—	29,618	—	78,227
Amortization	2,456	656	—	—	3,112

Operating expenses	193,750	28,802	130,468	(45,080)	307,940

Operating income (loss)	34,406	358	(2,230)	—	32,534
Minority interest in income of subsidiary	—		97		97
Equity in earnings of affiliate	—	—	893	—	893
Equity in earnings of subsidiaries	(1,918)	—	—	1,918	—
Other	—	133	39	—	172
Net interest expense	20,387		107	—	20,494

Income before income taxes & ext items	12,101	225	(1,580)	1,918	12,664
Income tax expense	5,398	93	470	—	5,961

Net income	$6,703	$132	$(2,050)	$1,918	$6,703

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$197,311	$91,179	$46,889	$(24,322)	$311,057

Cost of goods sold	122,588	70,155	41,377	(24,322)	209,798
Selling, general & administrative expenses	47,391	19,027	6,938	—	73,356
Amortization	3,563	5,283	—	—	8,846

Operating expenses	173,542	94,465	48,315	(24,322)	292,000

Operating income (loss)	23,769	(3,286)	(1,426)	—	19,057
Minority Interest in Income of Subsidiary	—	—	13	—	13
Equity in earnings of affiliate	—	1,386	—	—	1,386
Equity in earnings of subsidiaries	(1,384)	—	—	1,384	—
Net interest expense	21,167	—	176	—	21,343

Income before income taxes	1,218	(1,900)	(1,615)	1,384	(913)
Income tax expense	(16)	(1,993)	(138)	—	(2,147)

Net income (loss)	$1,234	$93	$(1,477)	$1,384	$1,234

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$203,995	$84,846	$43,947	$(11,623)	$321,165

Cost of goods sold	124,269	61,982	36,392	(11,623)	211,020
Selling, general & administrative expenses	43,533	16,812	6,903	—	67,248
Amortization	3,564	1,897	—	—	5,461

Operating expenses	171,366	80,691	43,295	(11,623)	283,729

Operating income	32,629	4,155	652	—	37,436
Minority interest in income of subsidiary	—	—	20	—	20
Equity in earnings of affiliate	—	1,733	—	—	1,733
Equity in earnings of subsidiary	917	—	—	(917)	—
Gain on forgiveness of debt	—	—	570	—	570
Net interest expense	23,857	—	53	—	23,910

Income before income taxes and cumulative effect of change in accounting principal	9,689	5,888	1,149	(917)	15,809
Income tax expense	3,908	2,356	524	—	6,788

Income before cumulative effect of change in accounting principal	5,781	3,532	625	(917)	9,021
Cumulative effect of change in accounting principal	—	—	(3,240)	—	(3,240)

Net Income (loss)	$5,781	$3,532	$(2,615)	$(917)	$5,781

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$19,904	$98	$7,243	$27,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant & equipment	—	92	—	92
Equity distribution from affiliate	—	—	922	922
Additions to property, plant, and equipment	(3,081)	(190)	(8,591)	(11,862)

Net cash used in investing activities	(3,081)	(98)	(7,669)	(10,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,280	—	—	15,280
Proceeds of revolving credit facilities	(15,280)	—	—	(15,280)
Proceeds from issuance of long-term debt	—	—	641	641
Repayments of long-term debt	—	—	(1,784)	(1,784)
Financing costs	(380)	—	—	(380)

Net cash used in financing activities	(380)	—	(1,143)	(1,523)

Effect of exchange rate changes on cash & cash equivalents	—	—	(189)	(189)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,443	—	(1,758)	14,685
CASH AND CASH EQUIVALENTS, beginning of period	6,667	—	4,374	11,041

CASH AND CASH EQUIVALENTS, end of period	$23,110	$—	$2,616	$25,726

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$16,985	$(1,798)	$4,832	$20,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	3,522	—	3,522
Additions to property, plant, and equipment	(6,352)	(1,618)	(860)	(8,830)

Net cash (used in) provided by investing activities	(6,352)	1,904	(860)	(5,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	8,500	—	—	8,500
Repayments of revolving credit facilities	(8,500)	—	—	(8,500)
Repayments of long-term debt	(20,732)	—	(1,240)	(21,972)
Dividends to parent	(2,263)	—	—	(2,263)
Financing costs	(18)	—	—	(18)

Net cash used in financing activities	(23,013)	—	(1,240)	(24,253)

Effect of exchange rate changes on cash and cash equivalents	—	—	(324)	(324)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,380)	106	2,408	(9,866)
CASH AND CASH EQUIVALENTS, beginning of period	19,047	—	1,860	20,907

CASH AND CASH EQUIVALENTS, end of period	$6,667	$106	$4,268	$11,041

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 25, 2003

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$26,144	$(1,175)	$2,513	$27,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses net of cash acquired	(35,170)	—	—	(35,170)
Equity distribution from affiliate	—	1,932	—	1,932
Additions to property, plant, and equipment	(5,803)	(806)	(2,418)	(9,027)

Net cash provided by investing activities	(40,973)	1,126	(2,418)	(42,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	5,500	—	—	5,500
Repayments of revolving credit facilities	(5,500)	—	—	(5,500)
Proceeds from issuance of long-term debt	175,000	—	—	175,000
Repayments of long-term debt	(133,076)	—	(365)	(133,441)
Cash dividends paid	(3,153)	—	—	(3,153)
Financing Costs	(7,166)	—	—	(7,166)

Net Cash used in financing activities	31,605	—	(365)	31,240

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,784)	(1,784)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,776	(49)	(2,054)	14,673
CASH AND CASH EQUIVALENTS, beginning of period	2,271	49	3,914	6,234

CASH AND CASH EQUIVALENTS, end of period	$19,047	$—	$1,860	$20,907

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

For the Years ended January 25, 2003, January 31, 2004 and January 29, 2005

(In Thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	ADDITIONS		CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
COMPANY
Year ended January 25, 2003
Allowance for doubtful accounts	$745	$486	$57	(c)	$(12)	$(411)	$865

Year ended January 31, 2004
Allowance for doubtful accounts	$865	$393	$—		$109	$(449)	$918

Year ended January 29, 2005
Allowance for doubtful accounts	$918	$59	$—		$(44)	$(111)	$822

Notes:

(a)	Represents reclassifications and collections of accounts previously written off.

(b)	Represents write-off accounts to be uncollectible, less recovery of amounts previously written off.

(c)	Represents provision recorded at the purchase of CAF Extrusion, Inc. and the establishment of a bad debt reserve for C&A Floorcoverings Asia Pte. Ltd.

S-1