Form 10-Q
period 2005-04-30
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2005-06-14
CIK 1037123

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

Yes ☐    No ☒

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of June 13, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 29, 2005	April 30, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,726	$8,499
Accounts receivable, net of allowance of $918 and $911 in fiscal 2004 and 2005, respectively	41,863	36,560
Inventories	38,978	48,173
Deferred tax assets	5,412	5,162
Prepaid expenses and other	1,813	3,065

Total current assets	113,792	101,459
PROPERTY, PLANT AND EQUIPMENT, net	67,687	70,191
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	31,143	30,365
OTHER ASSETS	7,610	7,291

TOTAL ASSETS	$318,610	$307,684

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,213	$23,411
Accrued expenses	28,228	16,505
Current portion of long-term debt	713	678

Total current liabilities	47,154	40,594
OTHER LIABILITIES, including post-retirement benefit obligation	4,884	4,773
DEFERRED TAX LIABILITIES	4,979	5,704
LONG-TERM DEBT, net of current portion	207,536	207,848
MINORITY INTEREST	440	430
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER’S EQUITY:
Common stock: $.01 par value per share, 1,000 shares authorized, issued, and outstanding in fiscal 2004 and 2005	—	—
Paid-in capital	72,648	72,648
Retained deficit	(17,806)	(23,589)
Accumulated other comprehensive loss :
Foreign currency translation adjustment, net of tax	(271)	230
Minimum pension liability adjustment, net of tax	(954)	(954)

Total Stockholder’s equity	53,617	48,335

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$318,610	$307,684

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Net Sales	$77,685	$68,314

Cost of Goods Sold	51,416	49,318
Selling, General & Administrative Expenses	21,004	20,134
Amortization	766	778

Operating Expenses	73,186	70,230

Operating Income (Loss)	4,499	(1,916)
Net Interest Expense	(5,123)	(5,076)
Minority Interest in Loss of Subsidiary	36	10
Equity in Earnings of Affiliate	411	—
Loss on sale of fixed assets	—	(117)

Loss Before Income Taxes	(177)	(7,099)
Income Tax Expense (Benefit)	578	(1,316)

Net Loss	$(755)	$(5,783)

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THIRTEEN WEEKS ENDED April 30, 2005

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock				Accumulated other Comprehensive Income (Loss)
	Shares	Amount	Paid - in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 29, 2005	1,000	$—	$72,648	$(17,806)	$(271)	$(954)	$53,617

Net loss	—	—	—	(5,783)	—	—	(5,783)
Foreign currency translation adjustment, net of tax	—	—	—	—	501	—	501

Total Comprehensive Income (Loss)	—	—	—	(5,783)	501	—	(5,282)

BALANCE, April 30, 2005	1,000	$—	$72,648	$(23,589)	$230	$(954)	$48,335

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(755)	$(5,783)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and leasehold amortization	2,586	2,564
Amortization of other intangible assets	766	778
Amortization and write-off of deferred financing fees	420	415
Change in deferred income tax	1,089	975
Equity in earnings of affiliate	(411)	—
Minority interest in loss of subsidiary	(36)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(5,180)	5,303
Inventories	(9,490)	(9,195)
Accounts payable	3,555	5,198
Accrued expenses	(2,590)	(11,723)
Other, net	(337)	(2,374)

Total adjustments	(9,628)	(8,069)

Net cash used in operating activities	(10,383)	(13,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	278	—
Additions to property, plant, and equipment	(1,214)	(3,704)

Net cash used in investing activities	(936)	(3,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,104	—
Repayments of revolving credit facility	(4,500)	—
Proceeds from long-term debt	—	448
Repayments of long-term debt	(1,567)	(141)
Financing costs	(17)	(97)

Net cash provided by financing activities	4,020	210

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	302	119

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,997)	(17,227)

CASH AND CASH EQUIVALENTS, beginning of period	11,041	25,726

CASH AND CASH EQUIVALENTS, end of period	$4,044	$8,499

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General and Critical Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended January 29, 2005, which was filed with the Securities and Exchange Commission on April 29, 2005. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 29, 2005. Certain of our accounting policies require the application of significant judgments by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our significant accounting policies include:

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

Foreign Currency Translation. Assets and liabilities of our Canadian, United Kingdom (“U.K.”) and Asian subsidiaries are translated to U.S. dollars at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholder’s equity. Gains and losses resulting from foreign currency translation adjustments amounted to $0.6 million and $0.0 million, for the 13 week periods ended May 1, 2004 and April 30, 2005, respectively, and are accumulated as a separate component of stockholder’s equity.

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

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional locations in California (see Note 16 - Facility Maximization Project), Canada, the United Kingdom, Singapore and China.

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

5.	Inventories

Net inventory balances are summarized below (in thousands):

	January 29, 2005	April 30, 2005
		(Unaudited)
Raw materials	$20,315	$26,517
Work in process	5,634	7,533
Finished goods	13,029	14,123

	$38,978	$48,173

6.	Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $2.6 million and $2.8 million for the thirteen weeks ended May 1, 2004 and April 30, 2005, respectively.

A customer claims reserve and allowance for product returns is established based upon historical claims experience as a percent of gross sales. The allowance for customer claims is recorded upon shipment of goods and is recorded as a reduction of sales. While the Company believes the customer claims reserve and allowance for product returns is adequate and the judgment applied is appropriate based upon historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

7.	Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 29, 2005	April 30, 2005
		(Unaudited)
Payroll and employee benefits	$12,178	$4,546
Customer claims	2,715	2,090
Accrued interest	8,085	3,677
Accrued professional fees	3,184	3,125
Other	2,066	3,067

	$28,228	$16,505

Included in the January 29, 2005 and April 30, 2005 balances are $0.8 million and $0.3 million related to the Company’s facility maximization project.

8.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization as of April 30, 2005 are as follows:

	April 30, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patent	$27,000	$20,248
Supply Agreement	8,000	8,000

Total	$35,000	$28,248

The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement is being amortized over a three-year period using the straight-line method and was fully amortized as of April 30, 2005.

Unamortized intangible assets:
Trade name	$23,613

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Aggregate amortization expense	$766	$778

Estimated amortization expense:
Fiscal 2005	$2,619
Fiscal 2006	$2,455
Fiscal 2007	$2,455
Fiscal 2008	$—
Fiscal 2009	$—

For the period ended April 30, 2005, there were no changes to the carrying value of goodwill.

9.	Stock Based Compensation

As of April 30, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 12 of the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 29, 2005. The Company accounts for these options as variable options and will record compensation expense based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. As of May 1, 2004 and April 30, 2005, the Company had not recorded any expense related to this plan as the Company had not achieved its earnings targets and the fair market value of the Company’s common stock had not increased from the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” and requirements of FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to the stock-based employee compensation (in thousands).

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Net loss as reported	$(755)	$(5,677)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(8)	(9)

Proforma net loss	$(763)	$(5,686)

10.	Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP 109-1 was effective upon issuance, the Company is still evaluating the impact FSP No. 109-1 will have on its consolidated financial statements, although it is expected to result in a benefit of approximately one-half of one percent. The Company will finalize its analysis of the benefits of the qualified activities production deduction when final regulations are issued by the U.S. Treasury Department. Those regulations are expected to be issued in the next 6 to 12 months.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2”), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly the Company will adopt SFAS No. 123R on January 29, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

11.	Long-Term Debt

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants for fiscal 2005 are 1.1 to 1.0 and 2.25 to 1.0 for the fixed charge coverage ratio and interest coverage ratio, respectively.

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.59 to 1.0 and 2.54 to 1.0, respectively, at April 30, 2005. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants as of April 30, 2005 and expects to remain in compliance throughout fiscal 2005, although no assurances to that effect can be given.

Total net interest expense was $5.1 million and $5.1 million for the thirteen weeks ended May 1, 2004 and April 30, 2005, respectively, which included minimal interest income.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on Adjusted EBITDA, which represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write down of current assets), costs related to board approved acquisitions and attempted acquisitions, expenses related to the facility maximization project plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma.

The Floorcovering’s segment represents all floorcovering products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant. Products in this segment are nylon and polypropylene extruded yarn.

No single customer amounted to or exceeded 10% of the Floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 62.8% and 27.6% and its second largest customer accounted for 12.3% and 14.1% of external sales in the thirteen weeks ended May 1, 2004 and April 30, 2005, respectively.

The following tables below provide certain unaudited financial information by segment (in thousands):

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Net Sales to External Customers
Floorcoverings	$70,010	$62,115
Extrusion	7,675	6,199

Total Sales to External Customers	$77,685	$68,314

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Adjusted EBITDA (1)
Floorcoverings	$6,649	$3,339
Extrusion	1,480	1,255

Total Adjusted EBITDA	$8,129	$4,594

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Net loss	$(755)	$(5,783)
Income tax expense (benefit)	578	(1,316)
Net interest expense	5,123	5,076
Depreciation	2,586	2,564
Amortization	766	778
Chroma cash dividends	278	—
Equity in earnings in Chroma	(411)	—
Minority interest in loss of subsidiary	(36)	(10)
Facility maximization costs	—	3,168
Loss on sale of fixed assets	—	117

Adjusted EBITDA	$8,129	$4,594

(1)	See GAAP reconciliation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

	As of January 29, 2005	As of April 30, 2005
Consolidated Assets
Floorcoverings	$291,525	$280,718
Extrusion	27,085	26,966

Total Consolidated Assets	$318,610	$307,684

13.	Investment in Equity Affiliate

During the fourth quarter of fiscal 2004, the Company successfully negotiated its exit from the Chroma partnership and entered into the Chroma Transition Agreement with Dixie Group, Inc. (“Dixie”) to allow for the transition of dyeing and finishing services needed until the Santa Ana, California manufacturing facility has been closed. Prior to the execution of this Agreement, Monterey Color Systems, Inc. (“Monterey Color Systems”), a wholly-owned subsidiary of Monterey Carpets, Inc., had a fifty percent (50%) ownership interest in Chroma, which operates a carpet dyeing and finishing plant. Because the Company did not exercise control over Chroma, the Company accounted for its interest in Chroma under the equity method of accounting.

On August 11, 2004, Monterey gave notice to Dixie that it had elected to terminate its supply arrangement with Chroma effective August 2005. Chroma has historically dyed and finished substantially all of Monterey’s carpet production and Dixie’s Fabrica Division’s carpet production and performs dyeing and finishing operations for other carpet mills. The Chroma Transition Agreement provides for the Company’s withdrawal from the partnership and for the transition of the continued dyeing and finishing needs of Monterey, until the closing of the Santa Ana, California facility is completed. A charge of $0.2 million was recorded as of October 30, 2004 to reflect the negotiated settlement related to Monterey’s early termination of its Dyeing and Finishing Agreement with Chroma and withdrawal from the Chroma Partnership. It is anticipated that the closure of the Santa Ana, California facility will be complete by the end of the Company’s third fiscal quarter in 2005.

14.	Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Net Loss	$(755)	$(5,783)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(52)	501

Comprehensive Loss	$(807)	$(5,282)

15.	Commitments and Contingencies

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

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The judgment award of $0.6 million was recorded during the fiscal year ended January 31, 2004, and is included as an accrued liability in the April 30, 2005 consolidated balance sheet.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are on going and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session was originally scheduled for June 2, 2005, but has been delayed until July 2005, with the date to be set at a later time. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

16.	Facility Maximization Project

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility (the “facility maximization project”). The facility maximization project was approved by the Company’s Board of Directors on August 9, 2004, and is currently expected to be complete by the end of the Company’s third fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter. However, the transfer of production was slowed to accommodate the training required to bring the 150 new associates up to the required level in addition to the completion of manufacturing system enhancements. It is currently estimated that the remaining costs will be approximately $2.6 million and consist of severance, moving, reinstallation, professional fees and other costs, including, among other things, production inefficiencies during the transition period. Our expectations are that the benefits of the project will begin to impact the Company’s statement of operations in the last quarter of this fiscal year.

During the first quarter of fiscal 2005, the Company incurred approximately $3.1 million in costs associated with the facility maximization project, which consist of professional fees, severance and other related costs. Costs of Goods Sold included $2.7 million and Selling, General and Administrative Expenses included $0.4 million of these expenses in the accompanying consolidated statements of operations. In addition, capital expenditure costs related to the project were $0.3 million during the thirteen weeks ended April 30, 2005. The Company anticipates total capital expenditures of approximately $3.2 million related to the project, $0.4 more than originally anticipated.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.2 million of Crossley’s outstanding sinking fund bonds. The forgiveness will commence in fiscal 2005, will be over the remaining five-year term of the current note and is based upon certain employee hours worked during the year. The debt will also be non-interest bearing. There was no debt forgiveness during the thirteen weeks ending April 30, 2005.

The costs incurred and the anticipated expenditures remaining are as follows:

(Amounts in millions)	Anticipated Total Expenditures As of August 10, 2004	Change in Estimate Of Expenditures As of April 30, 2005	Amounts Incurred As of April 30, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$2.1	$—
Contractual Obligations and Professional Fees	3.1	(2.4)	0.4	0.3
Other Project Costs	1.5	5.5	4.7	2.3

Gross Project Expenditures	$6.4	$3.4	$7.2	$2.6

The accrued facility maximization costs at January 29, 2005 and April 30, 2005 amounted to $0.8 million and $0.3 million, respectively, which consisted of severance and other project related costs. These costs are included in accrued expenses in the accompanying consolidated balance sheets.

17.	Employee Benefit Plans

The Company maintains a defined benefit program for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the plan beyond minimum funding requirements as is deemed appropriate by management. The Plan was fully funded as of January 29, 2005. Plan assets at April 30, 2005 and May 1, 2004 were invested primarily in mutual funds and money market funds.

Net periodic pension cost for the thirteen weeks ended May 1, 2004 and April 30, 2005 was comprised of the following components:

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Service cost – benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	273	60
Expected return on plan assets	(246)	(83)
Recognized net actuarial losses	137	31

Net periodic pension cost	$164	$8

Employer contributions of $0.3 million and $0.0 million were made for the thirteen weeks ended May 1, 2004 and April 30, 2005, respectively. There is no additional minimum employer contribution required for fiscal 2005.

Due to the closure of the Santa Ana, California facility (See Note 16 – Facility Maximization Project), it is anticipated that there will be a related settlement loss incurred. The potential settlement loss amount had not yet been determined as of April 30, 2005.

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

Net periodic pension cost for the thirteen weeks ended May 1, 2004 and April 30, 2005 was comprised of the following components:

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Service cost – benefits earned during the period	$81	$263
Interest cost on projected benefit obligation	74	116
Expected return on plan assets	(75)	(134)
Recognized net actuarial losses	—	—

Net periodic pension cost for the quarter	$80	$245

Employer contributions for fiscal 2005 are dependent upon the amounts contributed by employees and were $0.1 million for the thirteen weeks ended April 30, 2005. Company contributions are expected to be approximately $0.5 million in fiscal 2005 and employee contributions are expected to be approximately $0.5 million in fiscal 2005.

Post Retirement Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect. The plan is unfunded.

Net periodic pension costs for the thirteen weeks ended May 1, 2004 and April 30, 2005 comprised the following components:

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
Service cost – benefits earned during the period	$46	$49
Interest cost on projected benefit obligation	34	37

Net periodic pension cost for the quarter	$80	$86

Due to the closure of the Santa Ana California facility (See Note 16 - Facility Maximization Project), it is anticipated there will be a related curtailment gain incurred. The potential curtailment gain amount had not yet been determined as of April 30, 2005.

18.	Income Taxes

The Company has an income tax benefit of $1.3 million for the thirteen weeks ended April 30, 2005 versus a tax expense of $0.6 million for the thirteen weeks ended May 1, 2004. During the first quarter of fiscal 2005, the Company incurred losses in its domestic operations against which a tax benefit was recorded. Additional losses were incurred in its foreign operations, against which no tax benefit was recognized. The tax expense during the first quarter of fiscal 2004 is a result of profitability in the Company’s domestic operations during the thirteen weeks ended May 1, 2004 and a loss in the Company’s foreign operations, against which no tax benefit was recognized.

19.	Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by the Company’s domestic subsidiaries. Effective August 18, 2004, Monterey was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility, which was amended by the Company on February 20, 2002, May 1, 2004 and August 18, 2004. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of April 30, 2005 is $209.8 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. The following condensed consolidating financial information of the Company and its subsidiaries is presented as of April 30, 2005 and January 29, 2005 and for the thirteen weeks ended April 30, 2005 and May 1, 2004. Effective with the beginning of fiscal year 2005, the guarantor subsidiaries include the results and activities of Tandus U.S., Inc., a subsidiary of the Company.

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

April 30, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,816	$—	—	$6,816	1,683	$—	$8,499
Accounts receivable, net	1,597	29,924	—	30,521	6,039	—	36,560
Inventories	31,982	3,851	—	35,833	12,340	—	48,173
Deferred tax assets	3,143	101	—	3,244	1,918	—	5,162
Prepaid expenses and other	953	—	—	953	779	1,333	3,065

Total current assets	44,491	32,876	—	77,367	22,759	1,333	101,459

PROPERTY, PLANT AND EQUIPMENT, net	32,794	14,280	—	47,074	23,117	—	70,191
DEFERRED TAX ASSETS	—	—	—	—	2,925	(2,925)	—
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	30,365	—	—	30,365	—	—	30,365
INVESTMENT IN SUBSIDIARIES	70,584	—	(3,797)	66,787	—	(66,787)	—
OTHER ASSETS	7,010	93	—	7,103	188	—	7,291

TOTAL ASSETS	$247,630	$52,880	(3,797)	$296,713	79,350	$(68,379)	$307,684

CURRENT LIABILITIES:
Accounts payable	$8,642	$2,743	—	$11,385	11,369	$657	$23,411
Accrued expenses	7,811	(320)	—	7,491	7,681	1,333	16,505
Revolving line of credit	—	—	—	—	—	—	—
Current portion of long-term debt	321	—	—	321	357	—	678

Total current liabilities	16,774	2,423	—	19,197	19,407	1,990	40,594

INTERCOMPANY (RECEIVABLE) PAYABLE	(35,507)	45,875	—	10,368	(9,711)	(657)	—
OTHER LIABILITIES, including post-retirement obligation	4,416	—	—	4,416	347	10	4,773
DEFERRED TAX LIABILITIES	7,695	785	—	8,480	—	(2,776)	5,704
LONG-TERM DEBT, net of current portion	205,768	—	—	205,768	2,080	—	207,848
MINORITY INTEREST	—	—	—		—	430	430

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—		133	(133)	—
Common stock	—	—	—		11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(25,589)	3,797	(3,797)	(23,589)	3,437	(3,437)	(23,589)
Accumulated other comprehensive income	(575)	—	—	(575)	476	(625)	(724)

Total stockholder’s equity	48,484	3,797	(3,797)	48,484	67,227	(67,376)	48,335

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$247,630	$52,880	(3,797)	$296,713	79,350	$(68,379)	$307,684

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,110	$—	—	23,110	$2,616	$—	$25,726
Accounts receivable, net	23,959	2,899	—	26,858	15,005	—	41,863
Inventories	18,741	3,491	—	22,232	16,746	—	38,978
Deferred tax assets	2,985	68	—	3,053	2,359	—	5,412
Prepaid expenses and other	464	—	—	464	975	374	1,813

Total current assets	69,259	6,458	—	75,717	37,701	374	113,792

PROPERTY, PLANT AND EQUIPMENT, net	32,344	14,739	—	47,083	20,604	—	67,687
DEFERRED TAX ASSETS	—	—	—	—	2,868	(2,868)	—
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	30,979	164	—	31,143	—	—	31,143
INVESTMENT IN SUBSIDIARIES	69,640	—	749	70,389	—	(70,389)	—
OTHER ASSETS	7,327	93	—	7,420	190	—	7,610

TOTAL ASSETS	$271,935	$27,085	749	299,769	$91,724	$(72,883)	$318,610

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,145	$2,052	—	10,197	$8,016	$—	$18,213
Accrued expenses	17,519	(528)	—	16,991	10,863	374	28,228
Current portion of long-term debt	321	—	—	321	392	—	713

Total current liabilities	25,985	1,524	—	27,509	19,271	374	47,154
INTERCOMPANY (RECEIVABLE) PAYABLE	(25,217)	25,706	—	489	(489)	—	—
OTHER LIABILITIES, including post-retirement obligation	11,702	604	—	4,468	425	(2,868)	9,863
DEFERRED TAX LIABILITIES			—	7,838
LONG-TERM DEBT, net of current portion	205,848	—	—	205,848	1,688	—	207,536
MINORITY INTEREST	—	—	—	—	—	440	440

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,468	52,064	(52,064)	72,648
Retained earnings (deficit)	(17,806)	(749)	749	(17,806)	7,688	(7,688)	(17,806)
Accumulated other comprehensive loss	(1,225)	—	—	(1,225)	(173)	173	(1,225)

Total Stockholder’s Equity	53,617	(749)	749	53,617	70,829	(70,829)	53,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$271,935	$27,085	749	299,769	$91,724	$(72,883)	$318,610

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended May 1, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$49,445	$25,853	(5,047)	70,251	$11,575	$(4,141)	$77,685

Cost of Goods Sold	31,108	20,160	(5,047)	46,221	9,336	(4,141)	51,416
Selling, General & Administrative Expenses	12,576	4,785	—	17,361	3,643	—	21,004
Amortization	602	164	—	766	—	—	766

Operating Expenses	44,286	25,109	(5,047)	64,348	12,979	(4,141)	73,186

Operating Income (Loss)	5,159	744	—	5,903	(1,404)	—	4,499

Minority Interest in Loss of Subsidiary	—	—	—	—	36	—	36
Equity in Earnings of Affiliate	—	411	—	411	—	—	411
Equity in Earnings (loss) of Subsidiaries	(736)	—	—	(736)	—	736	—
Net Interest Expense	5,096	—	—	5,096	27	—	5,123

Income (Loss) Before Income Taxes	(673)	1,155	—	482	(1,395)	736	(177)
Income Tax Expense	82	477	—	559	19	—	578

Net Income (Loss)	$(755)	$678	—	(77)	$(1,414)	$736	$(755)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended April 30, 2005

(Unaudited and In Thousands)

	Net Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$29,390	$57,674	$(25,628)	$61,436	$18,540	$(11,662)	$68,314
Cost of Goods Sold	26,296	41,187	(25,628)	41,855	19,125	(11,662)	49,318
Selling, General & Administrative Expenses	7,265	8,745	—	16,010	4,124	—	20,134
Amortization	614	164	—	778	—	—	778

Operating Expenses	34,175	50,096	(25,628)	58,643	23,249	(11,662)	70,230
Operating Income (loss)	(4,785)	7,578	—	2,793	(4,709)	—	(1,916)
Net Interest Expense	5,029	—	—	5,029	47	—	5,076
Minority Interest in Loss of Subsidiary	—	—	—	—	(10)	—	(10)
Equity in Earnings of Affiliate (Chroma)	—	—	—	—	—	—	—
Equity in Earnings of Subsidiaries	297	—	—	297	—	(297)	—
Loss on Sale of fixed Assets	—	—	—	—	117	—	117

Income (loss) before Income Taxes	(9,517)	7,578	—	(1,939)	(4,863)	(297)	(7,099)
Income Tax Expense (Benefit)	(3,734)	3,032	—	(702)	(614)	—	(1,316)

Net Income (loss)	$(5,783)	$4,546	$—	$(1,237)	$(4,249)	$(297)	$(5,783)

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

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended April 30, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(12,799)	$1	$(1,054)	$(13,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant, and equipment	—	—	—	—
Equity distribution from affiliate	—	—	—	—
Additions to property, plant, and equipment	(1,715)	(1)	(1,988)	(3,704)

Net cash used in investing activities	(1,715)	(1)	(1,988)	(3,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	448	448
Repayments of long-term debt	—	—	(141)	(141)
Financing costs	(97)	—	—	(97)

Net cash used in financing activities	(97)	—	307	210

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	119	119

NET CHANGE IN CASH	(14,611)	—	(2,616)	(17,227)
CASH, beginning of period	23,110	—	2,616	25,726

CASH, end of period	$8,499	$—	$—	$8,499

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Collins & Aikman Floorcoverings, Inc. is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional locations in California (See Note - Facility Maximization Project), Canada, the United Kingdom, Singapore and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”) control a majority of the outstanding capital stock of Tandus Group.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2005
	(unaudited)
Net Sales	100.0%	100.0%
Cost of Goods Sold	66.2	72.2

Gross Profit	33.8	27.8
Selling, General & Administrative Expenses	27.0	29.5
Amortization	1.0	1.1

Operating Income	5.8	(2.8)
Net Interest Expense	6.6	7.4
Net Loss	(1.0)	(8.5)
Adjusted EBITDA	10.5	6.7

Thirteen weeks ended April 30, 2005 as compared with the thirteen weeks ended May 1, 2004

Net Sales. Net sales for the thirteen weeks ended April 30, 2005 were $68.3 million, a decrease of $9.4 million or 12.1%, from the $77.7 million for the thirteen weeks ended May 1, 2004. Net sales of the Company’s Floorcovering segment were $62.1million for the thirteen weeks ended April 30, 2005 as compared to $70.0 million for the thirteen weeks ended May 1, 2004, a decrease of $7.9 million or 11.3%. The Floorcovering segment experienced an unusually strong first quarter during fiscal 2004 versus fiscal

2005, due primarily to improving economic conditions during the previous year led by strong sales to the educational segment. The current quarter was also impacted by lower overall sales to the government and healthcare end use categories. Net sales of the Extrusion segment were $6.2 million for the thirteen weeks ended April 30, 2005 as compared to $7.7 million for the thirteen weeks ended May 1, 2004, a decrease of $1.5 million or 19.2%. The reduction in sales for the Extrusion segment was due to lower sales in the first quarter of fiscal 2005 to the former owner than in the prior year period, and to significantly increased usage by the Company’s Floorcovering segment. The reduction was partially offset by increased sales to new external customers.

Cost of Goods Sold. Cost of goods sold was $49.3 million for the thirteen weeks ended April 30, 2005 as compared to $51.4 million in the thirteen weeks ended May 1, 2004. As a percentage of sales, these costs were 72.2% and 66.2% for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The percentage increase was primarily due to the inclusion in the 2005 period expenses of $2.8 million related to the Company’s planned closure of its manufacturing facility in Santa Ana, California and transfer of production to its existing Truro, Nova Scotia facility. (See further discussion in the Liquidity and Capital Resources section.) Excluding the facility maximization costs, cost of goods sold for the thirteen weeks ended April 30, 2005 were $46.5 million or 68.1%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $20.1 million for the thirteen weeks ended April 30, 2005, a decrease of $0.9 million or 3.9% from $21.0 million in the thirteen weeks ended May 1, 2004. The April 2005 quarter includes $0.3 million of selling, general and administrative costs related to the facility maximization project. Of the remaining decrease, professional services decreased by $1.1 million partially offset by higher benefit costs of $0.2 million. Combined selling and marketing expenses were flat year over year. As a percentage of sales, total selling, general and administrative costs were 29.5% and 27.0% for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

Amortization. Intangible asset amortization remained stable at $0.8 million for the thirteen weeks ended April 30, 2005 as well as for the thirteen weeks ended May 1, 2004.

Interest Expense. Net interest expense for the thirteen weeks ended April 30, 2005 and May 1, 2004 was $5.1 million and $5.1 million, respectively.

Income Taxes. The Company has an income tax benefit of $1.3 million for the thirteen weeks ended April 30, 2005 versus a tax expense of $0.6 million for the thirteen weeks ended May 1, 2004. During the first quarter of fiscal 2005, the Company incurred losses in its domestic operations against which a tax benefit was recorded. Additional losses were incurred in its foreign operations, against which no tax benefit was recognized. The tax expense during the first quarter of fiscal 2004 is a result of profitability in the Company’s domestic operations during the thirteen weeks ended May 1, 2004 and a loss in the company’s foreign operations, against which no tax benefit was recognized.

Net Loss. Net loss for the thirteen weeks ended April 30, 2005 increased to a net loss of $5.8 million from a net loss of $0.8 million in the thirteen weeks ended May 1, 2004. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write down of current assets), costs related to board approved acquisitions and attempted acquisitions, expenses related to the facility maximization project plus Chroma cash dividends and minority interest in income of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended April 30, 2005 decreased to $4.6 million from $8.1 million in the thirteen weeks ended May 1, 2004. The decrease in adjusted EBITDA was primarily due to the reduction in sales between the current year period and the comparable prior year quarter. As a percentage of sales, Adjusted EBITDA was 6.7% in the thirteen weeks ended April 30, 2005 compared to 10.5% in the thirteen weeks ended May 1, 2004. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with certain senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net loss to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2004	April 30, 2004
Net loss	$(755)	$(5,783)
Income tax expense (benefit)	578	(1,316)
Net interest expense	5,123	5,076
Depreciation	2,586	2,564
Amortization	766	778
Chroma cash dividends	278	—
Equity in earnings in Chroma	(411)	—
Minority interest in income of subsidiary	(36)	(10)
Facility maximization costs	—	3,168
Loss on sale of fixed assets	—	117

Adjusted EBITDA	$8,129	$4,594

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal cash needs have historically been for operating expenses, working capital, debt repayment and capital expenditures. The Company has financed its cash requirements through internally generated cash flow, borrowings and the offering of the 9.75% Notes.

Net cash used by operating activities in the thirteen weeks ended April 30, 2005 was $13.9 million compared to net cash used of $10.4 million in the thirteen weeks ended May 1, 2004. The decrease is primarily due to the increased loss of $5.0 million partially offset by decreased working capital requirements of $1.3 million.

Net cash used in investing activities in the thirteen weeks ended April 30, 2005 was $3.7 million compared to $0.9 million in the thirteen weeks ended May 1, 2004. The increase in cash used in investing activities was due to increased capital expenditures. Capital expenditures for the thirteen weeks ended April 30, 2005 were $3.7 million compared to $1.2 million for the thirteen weeks ended May 1, 2004. Included in capital expenditures for the 2005 period is $0.3 million related to the facility maximization project. Capital expenditures during the remainder of fiscal 2005 are expected to approximate $10.0 million.

Net cash provided by financing activities in the thirteen weeks ended April 30, 2005 was $0.2 million compared to net cash provided of $4.0 million in the thirteen weeks ended May 1, 2004. The decrease in cash provided by financing activities was due primarily to decreased net borrowings.

The Company has significant indebtedness which as of April 30, 2005 consists of $175.0 million in senior subordinated notes due 2010; a $109.0 million credit facility which had an outstanding balance of $30.8 million in term loan borrowings and $0.0 million in revolving line of credit borrowings; $1.5 million in purchase money indebtedness and $1.2 million in sinking funds bonds under Crossley. As of April 30, 2005, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $4.3 million letters of credit outstanding leaving total availability of $45.7 million. The Company was in compliance with all covenants as of April 30, 2005.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The amount due on each date during fiscal 2005 is $8.5 million.

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

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The judgment award of $0.6 million was accrued during the fiscal year ended January 31, 2004, and is included as an accrued liability in the April 30, 2005 consolidated balance sheet.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are on going and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session was originally scheduled for June 2, 2005, but has been delayed until July 2005, with the date to be set at a later time. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada, Facility (the “facility maximization project”). The facility maximization project was approved by the Company’s Board of Directors on August 9, 2004, and is currently expected to be complete by the end of the Company’s third fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter. However, the transfer of production was slowed to accommodate the training required to bring the 150 new associates up to the required level in addition to the completion of manufacturing system enhancements. It is currently estimated that the remaining costs will be approximately $2.6 million and consist of severance, moving, reinstallation, professional fees and other costs, including, among other things, production inefficiencies during the transition period. Our expectations are that the benefits of the project will begin to impact the income statement principally in the last quarter of this fiscal year.

During the first quarter of fiscal 2005, the Company incurred approximately $3.1 million in costs associated with the facility maximization project, which consist of professional fees, severance and other related costs. Costs of Goods Sold included $2.7 million and Selling, General and Administrative Expenses included $0.4 million of these expenses in the accompanying consolidated statements of operations. In addition the Company anticipates capital expenditures of approximately $3.2 million related to the project, $0.4 more than originally anticipated.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.2 million of Crossley’s outstanding sinking fund bonds. The forgiveness will commence in fiscal 2005, will be over the remaining five-year term of the current note and is based upon certain employee hours worked during the year. The debt will also be non-interest bearing. There was no debt forgiveness in the thirteen weeks ending April 30, 2005.

The costs incurred and the anticipated expenditures remaining are as follows:

(Amounts in millions)	Anticipated Total Expenditures Of August 10, 2004	Change in Estimate Of Expenditures As of January 29, 2005	Amounts Incurred As of April 30, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$2.1	$—
Contractual Obligations and Professional Fees	3.1	(2.4)	0.4	0.3
Other Project Costs	1.5	5.5	4.7	2.3

Gross Project Expenditures	$6.4	$3.4	$7.2	$2.6

The accrued facility maximization costs at January 29, 2005 and April 30, 2005 amounted to $0.8 million and $0.3 million, respectively, which consisted of severance and other project related costs. These costs are included in accrued expenses in the accompanying consolidated balance sheets.

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

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants for fiscal 2005 are 1.1 to 1.0 and 2.25 to 1.0 for the fixed charge ratio and interest coverage ratio, respectively.

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.59 to 1.0 and 2.54 to 1.0, respectively, at April 30, 2005. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes. The Company was in compliance with all covenants for the thirteen weeks ended April 30, 2005. and expects to remain in compliance throughout fiscal 2005, although no assurances can be given.

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements.

EFFECTS OF INFLATION

Petroleum-based products comprise a predominant portion of raw materials the Company uses in manufacturing. While the Company attempts to match these increases with corresponding price increases, large increases in the cost of petroleum-based raw materials could adversely affect the financial results of the Company if it is unable to pass through such price increases in raw material costs to customers.

The impact of inflation on the Company’s operations has not been significant in recent years with the exception of petroleum based products noted above which have risen due to demand. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s operating results if the Company is unable to pass through the cost increases to its customers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP 109-1 was effective upon issuance, the Company is still evaluating the impact FSP No. 109-1 will have on its consolidated financial statements, although it is expected to result in a benefit of approximately one-half of one percent. The Company will finalize its analysis of the benefits of the qualified activities production deduction when final regulations are issued by the U.S. Treasury Department. Those regulations are expected to be issued in the next 6 to 12 months.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2”), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 29, 2005. Certain of our accounting policies require the application of significant judgments by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our significant accounting policies include:

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

Foreign Currency Translation. Assets and liabilities of our Canadian, United Kingdom (“U.K.”) and Asian subsidiaries are translated to U.S. dollars at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholder’s equity. Gains and losses resulting from foreign currency translation adjustments amounted to $0.6 million and $0.0 million, for the 13 week periods ended May 1, 2004 and April 30, 2005, respectively, and are accumulated as a separate component of stockholder’s equity.

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

FORWARD-LOOKING STATEMENTS

The Company has made in this Form 10-Q and from time to time may make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to investors. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; continued compliance with the covenants under the Company’s Senior Credit Facility; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; and environmental matters.

In addition, these forward-looking statements may not be realized due to the Company’s failure to complete the transition to a single broadloom manufacturing facility by the end of the third quarter of this year as a result of, among other things, unanticipated training and machinery installation delays, additional increases in costs for this project due to additional training and infrastructure requirements, any delay in the expected timing of the expected positive impact of the facility maximization on the Company’s income statement as a result of unforeseen fluctuations in orders and/or related expenses, and other risks and factors identified in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise these statements following the date of the filing of this Form 10-Q for any reason. All written or oral forward-looking statements that are made or are attributable to the Company with respect to the facility maximization project are expressly qualified by this cautionary notice.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

Other than the 9.75% Notes, substantially all of our debt is variable rate debt. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do not impact future cash flow and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. As of April 30, 2005, the Company had variable rate debt of $30.8 million and fixed rate debt of $176.5 million. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our leverage ratio for the immediately preceding four fiscal quarters. The impact on our results of operations of a one-point rate change on the outstanding balance of our term loan as of the thirteen weeks ended April 30, 2005 would be approximately $0.2 million, net of tax.

FOREIGN CURRENCY EXCHANGE RATE RISK

If on April 30, 2005, currency exchange rates were to decline by 10% against the U.S. dollar and the decline remained in place for fiscal 2005, we estimate, based upon our April 29, 2005 investments in financial instruments and holding everything else constant, that the effect on our net earnings for the remainder of fiscal 2005 would not be material to the financial condition of the Company.

Item 4.	Controls and Procedures

As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

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

The Company believes substantial errors were committed in the trial, including the failure of the trial court to render judgment as a matter of law that the Company did not owe EMC a fiduciary duty, and in the erroneous application by the jury of its instructions on the measure of damages. The judgment award of $0.6 million was recorded during the fiscal year ended January 31, 2004, and is included as an accrued liability in the April 30, 2005 consolidated balance sheet.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are on going and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session was originally scheduled for June 2, 2005, but has been delayed until July 2005, with the date to be set at a later time. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

Item 6.	Exhibits and Reports on Form 8-K [UPDATE]

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)