Form 10-Q
period 2005-07-30
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2005-09-13
CIK 1037123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of September 13, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	January 29, 2005	July 30, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$25,726	$3,211
Accounts Receivable, net of allowances of $822 and $803 in fiscal 2004 and 2005, respectively	41,863	52,912
Inventories	38,978	51,855
Deferred Tax Assets	5,412	5,687
Prepaid Expenses and Other	1,813	3,126

Total Current Assets	113,792	116,791
PROPERTY, PLANT AND EQUIPMENT, net	67,687	71,235
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	31,143	29,752
OTHER ASSETS	7,610	6,875

TOTAL ASSETS	$318,610	$323,031

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$18,213	$25,863
Accrued Expenses	28,228	24,117
Current Portion of Long-Term Debt	713	726

Total Current Liabilities	47,154	50,706
OTHER LIABILITIES, including post-retirement benefit obligation	4,884	4,935
DEFERRED TAX LIABILITIES	4,979	5,468
LONG-TERM DEBT, net of current portion	207,536	207,901
MINORITY INTEREST	440	401
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDER’S EQUITY:
Common Stock ($.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2004 and 2005)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(17,806)	(19,215)
Accumulated Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(271)	1,141
Minimum Pension Liability Adjustment, net of tax	(954)	(954)

Total Stockholder’s Equity	53,617	53,620

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$318,610	$323,031

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net Sales	$99,602	$95,074	$177,287	$163,388

Cost of Goods Sold	60,567	63,692	111,983	113,010
Selling, General & Administrative Expenses	20,130	19,810	41,134	39,944
Amortization	765	614	1,531	1,392

Operating Expenses	81,462	84,116	154,648	154,346

Operating Income	18,140	10,958	22,639	9,042

Minority Interest in (Income) Loss of Subsidiary	(14)	29	22	39
Equity in Earnings of Affiliate	365	—	776	—
Gain (Loss) on Disposal of Fixed Assets	—	23	—	(94)
Net Interest Expense	5,150	4,917	10,273	9,993

Income (Loss) Before Income Taxes	13,341	6,093	13,164	(1,006)
Income Tax Expense	5,390	1,719	5,968	403

Net Income (Loss)	$7,951	$4,374	$7,196	$(1,409)

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2005

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock		Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)		Total
	Shares	Amount			Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment
BALANCE, January 29, 2005	1,000	$—	$72,648	$(17,806)	$(271)	$(954)	$53,617

Net Loss	—	—	—	(1,409)	—	—	(1,409)
Foreign Currency Translation Adjustment	—	—	—	—	1,412	—	1,412

Total Comprehensive Income (Loss)	—	—	—	(1,409)	1,412	—	3

BALANCE, July 30, 2005	1,000	$—	$72,648	$(19,215)	$1,141	$(954)	$53,620

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$7,196	$(1,409)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	5,119	5,035
Amortization of other intangible assets	1,531	1,392
Amortization and write-off of deferred financing fees	840	835
Change in deferred income tax	759	214
Equity in earnings of affiliate	(776)	—
Minority interest in income (loss) of subsidiary	(22)	(39)
Loss on disposal of fixed assets	—	94
Changes in operating assets and liabilities:
Accounts receivable	(15,250)	(11,049)
Inventories	(8,453)	(12,877)
Accounts payable	1,742	7,650
Accrued expenses	8,879	(4,111)
Other, net	1,695	(2,293)

Total adjustments	(3,936)	(15,149)

Net cash provided by (used in) operating activities	3,260	(16,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	922	—
Additions to property, plant, and equipment	(3,411)	(7,111)

Net cash used in investing activities	(2,489)	(7,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	15,280	—
Repayments of revolving credit facility	(15,280)	—
Proceeds from issuance of long-term debt	—	601
Repayments of long-term debt	(1,573)	(260)
Financing costs	(237)	(97)

Net cash provided by (used in) financing activities	(1,810)	244

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	22	910

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,017)	(22,515)
CASH AND CASH EQUIVALENTS, beginning of period	11,041	25,726

CASH AND CASH EQUIVALENTS, end of period	$10,024	$3,211

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General and Critical Accounting Policies

The accompanying unaudited consolidated financial statements of Collins & Aikman Floorcoverings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended January 29, 2005, which was filed with the Securities and Exchange Commission on April 29, 2005. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature.

Significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 29, 2005. Certain of the accounting policies require the application of significant judgments by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on historical experience, terms of existing contracts, current economic trends in the industry, information provided by customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

Revenue Recognition. Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $5.9 million and $6.0 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively, and $3.1 million and $3.5 million for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively.

A customer claims reserve and allowance for product returns is established based upon historical claims experience as a percent of gross sales as of the balance sheet date. The allowance for customer claims is recorded upon shipment of goods and is recorded as a reduction of sales. While management believes that the customer claims reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon the historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

Foreign Currency Translation. Assets and liabilities of the Company’s Canadian, United Kingdom (“U.K.”) and Asian subsidiaries are translated to U.S. dollars at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholder’s equity. Foreign currency gains (losses) are recognized in the consolidated statements of operations and amounted to $0.1 million and $0.6 million for the 13 week periods ended July 30, 2005 and July 31, 2004, respectively, and $0.1 million and $0.0 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

Impairment of Goodwill and Indefinite Lived Intangible Assets. In addition to the annual impairment tests required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the goodwill and indefinite lived intangible asset associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse effect on the Company’s financial condition and results of operations.

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

2. Organization

Collins & Aikman Floorcoverings, Inc., a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional locations in California (see Note 15—Facility Maximization Project), Canada, the United Kingdom, Singapore and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC and Banc of America Capital Investors control a majority of the outstanding capital stock of Tandus Group.

3. Reclassifications

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

4. Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

5. Inventories

Net inventory balances are summarized below (in thousands):

	January 29, 2005	July 30, 2005
		(Unaudited)
Raw materials	$20,315	$26,069
Work in process	5,634	6,692
Finished goods	13,029	19,094

	$38,978	$51,855

6. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	January 29, 2005	July 30, 2005
		(Unaudited)
Payroll and employee benefits	$12,178	$7,537
Customer claims	2,715	2,544
Accrued interest	8,085	7,760
Accrued professional fees	3,184	2,819
Other	2,066	3,457

	$28,228	$24,117

Included in the January 29, 2005 and July 30, 2005 balances are $0.8 million and $0.1 million, respectively, related to the Company’s facility maximization project (see Note 15).

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization as of July 30, 2005 are as follows (in thousands):

	July 30, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patent	$27,000	$20,862
Supply Agreement	8,000	8,000

Total	$35,000	$28,862

The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement is being amortized over a three-year period using the straight-line method and was fully amortized as of July 30, 2005.

Unamortized intangible assets with an indefinite life (other than goodwill):
Trade name	$23,614

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Aggregate amortization expense	$765	$614	$1,531	$1,392

Estimated amortization expense:
Fiscal 2005	$2,619
Fiscal 2006	$2,455
Fiscal 2007	$2,455
Fiscal 2008	$—
Fiscal 2009	$—

For the period ended July 30, 2005, there were no changes to the carrying value of goodwill.

8. Stock Based Compensation

As of July 30, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 12 of the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 29, 2005, which was filed in April 2005 with the Securities and Exchange Commission. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations. The Company accounts for these options as variable options and records expense based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of July 31, 2004 and July 30, 2005, the Company had not recorded any expense related to this plan as the Company had not achieved its earnings targets, and the fair market value of the Company’s common stock has not increased from the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to the stock-based employee compensation (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net income (loss), as reported	$7,951	$4,374	$7,196	$(1,409)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	10	7	18	16

Proforma net income (loss)	$7,941	$4,367	$7,178	$(1,425)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that this deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP 109-1 was effective upon issuance, the Company is still evaluating the impact FSP No. 109-1 will have on its consolidated financial statements, although it is expected to result in a benefit of approximately one-half of one percent. The Company will finalize its analysis of the benefits of the qualified activities production deduction when final regulations are issued by the U. S. Treasury Department. Those regulations are expected to be issued in the next 6 to 12 months.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS No. 151 and does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly the Company will adopt SFAS No. 123R on January 29, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

10. Long-Term Debt

Effective May 1, 2004, the Company amended its Senior Credit Facility to revise certain covenants. The amended principal financial covenants for fiscal 2005 are 1.1 to 1.0 and 2.25 to 1.0 for the fixed charge coverage ratio and interest coverage ratio, respectively.

The Company’s fixed charge coverage ratio and interest coverage ratio were 1.26 and 2.26, respectively, at July 30, 2005. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes (the “9.75% Notes”). The Company was in compliance with all covenants as of July 30, 2005 and currently expects to remain in compliance throughout fiscal 2005, although no assurances to that effect can be given.

Total net interest expense was $5.2 million and $4.9 million for the thirteen weeks ended July 31, 2004 and July 30, 2005, respectively, which included minimal interest income. Total net interest expense was $10.3 and $10.0 million for the twenty-six weeks ended July 31, 2004 and July 30, 2005, respectively, which included minimal interest income.

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

Accounting policies of the segments are the same as those described in the discussion of significant accounting policies in Note 1 contained herein. Performance of the segments is evaluated on Adjusted EBITDA, which represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to board approved acquisitions and attempted acquisitions, expenses related to the facility maximization project plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcovering products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant, which was acquired on May 8, 2002. Products in this segment are nylon and polypropylene extruded yarn.

No single customer amounted to or exceeded 10.0% of the floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 22.1% and 24.6% of sales and its second largest customer accounted for 15.4% and 17.2% of sales in the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively.

The tables below provide certain financial information by segment (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net Sales to External Customers
Floorcoverings	$94,917	$88,244	$164,927	$150,359
Extrusion	4,685	6,830	12,360	13,029

Total Sales To External Customers	$99,602	$95,074	$177,287	$163,388

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Adjusted EBITDA
Floorcoverings	$21,484	$15,586	$28,133	$18,925
Extrusion	598	1,115	2,078	2,370

Total Adjusted EBITDA	$22,082	$16,701	$30,211	$21,295

A reconciliation of net income (loss) as reported in the consolidated statements of operations to Adjusted EBITDA as shown above is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net income (loss)	$7,951	$4,374	$7,196	$(1,409)
Income tax expense	5,390	1,719	5,968	403
Net interest expense	5,150	4,917	10,273	9,993
Depreciation	2,533	2,471	5,119	5,035
Amortization	765	614	1,531	1,392
Chroma cash dividends	644	—	922	—
Equity in earnings of Chroma	(365)	—	(776)	—
Facility maximization costs	—	2,658	—	5,826
(Gain) loss on disposal of fixed assets	—	(23)	—	94
Minority interest in income (loss) of subsidiary	14	(29)	(22)	(39)

Adjusted EBITDA	$22,082	$16,701	$30,211	$21,295

	As of January 29, 2005	As of July 30, 2005
		(Unaudited)
Consolidated Assets
Floorcoverings	$291,525	$296,571
Extrusion	27,085	26,460

Total Consolidated Assets	$318,610	$323,031

12. Investment in Equity Affiliate

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net income (loss)	$7,951	$4,381	$7,196	$(1,409)
Other comprehensive income (loss):
Foreign currency translation adjustment	21	911	(31)	1,412

Comprehensive income	$7,972	$5,292	$7,165	$3

14. Commitments & Contingencies

On June 21, 2005 the Company filed in Rome, Georgia a joint lawsuit with Shaw Industries and Mohawk Corporation against Interface Corporation, regarding a patent on randomly installed carpet tile that Interface recently received. The Company and its fellow plaintiffs filed suit because they do not believe that the Interface patent is valid. The joint lawsuit asks the court to declare that companies can continue to produce randomly installed modular carpet designs. Interface, on the same day, filed suit in Atlanta against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. Both suits are awaiting final determination as to priority and whether the cases will be consolidated.

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, thus resulting in irreversible damage. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims including express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure were tried to a jury. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of this carpet. The Company filed a motion for judgment as a matter of law and a motion for a new trial. The judge denied the Company’s motion for judgment as a matter of law but conditionally granted the Company’s motion for a new trial if EMC refused to accept a reduction of the judgment by $0.2 million. EMC agreed to the reduction of the judgment, causing the new trial motion to be denied. The judgment award of $0.6 million was recorded during the fiscal year ended January 31, 2004. The Company appealed the denial of its motion for judgment as a matter of law asserting that EMC failed to prove the affirmative defense of fraudulent concealment by clear, convincing and satisfactory evidence. The Company also posted a letter of credit in favor of EMC for $0.8 million to secure EMC’s recovery should EMC prevail. On August 16, 2005, the Company received a favorable ruling on its appeal that errors were committed in the trial and the jury had erroneously applied instructions as to the measure of damages EMC was entitled to receive. As a result, the Company reduced its accrual for this litigation to $150 thousand, the potential damages for the replacement of the original carpet. Subsequently, on September 12, 2005, EMC agreed to terminate its suit, releasing the Company of all liability for damages. Accordingly, the Company will release its current litigation accrual related to this suit in full in the third quarter of fiscal 2005.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are ongoing and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session was originally scheduled for June 2, 2005, but has been delayed until September 20, 2005. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Facility Maximization Project

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility (the “facility maximization project”). The facility maximization project was approved by the Company’s Board of Directors on August 9, 2004, and is currently expected to be complete by the end of the Company’s third fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter. However, the transfer of production was slowed to accommodate the training of 150 new associates and the completion of certain manufacturing system enhancements. It is currently estimated that the remaining costs will be approximately $2.0 million and consist of severance, moving, reinstallation, professional fees and other costs, including, among other things, production inefficiencies during the transition period. It is expected that the benefits of the project will begin to impact the Company’s statement of operations in the last quarter of this fiscal year.

During the twenty-six weeks of fiscal 2005, the Company incurred approximately $5.8 million in costs associated with the facility maximization project, which consist of professional fees, severance and other related costs. Cost of goods sold included $5.0 million and selling, general and administrative expenses included $0.8 million of these expenses in the accompanying consolidated statements of operations. In addition, capital expenditure costs related to the project were $2.0 million during the twenty-six weeks ended July 30, 2005. The Company anticipates total capital expenditures of approximately $5.3 million related to the project, $2.5 million more than originally anticipated.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.2 million of Crossley’s outstanding sinking fund bonds. The forgiveness will commence in the fourth quarter of fiscal 2005, will be over the remaining five-year term of the current note and is based upon maintaining a defined level of full-time equivalent employees during the year. The debt is also non-interest bearing.

The costs incurred and the anticipated expenditures remaining are as follows (in millions):

	Anticipated Total Expenditures As of August 10, 2004	Change in Estimate of Expenditures As of July 30, 2005	Amounts Incurred As of July 30, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$2.1	$—
Contractual Obligations and Professional Fees	3.1	(1.8)	0.4	0.9
Other Project Costs	1.5	6.9	7.3	1.1

Gross Project Expenditures	$6.4	$5.4	$9.8	$2.0

The accrued facility maximization costs at January 29, 2005 and July 30, 2005 amounted to $0.8 million and $0.1 million, respectively, which consisted of severance and other project related costs. These costs are included in accrued expenses in the accompanying consolidated balance sheets.

16. Employee Benefit Plans

The Company maintains a defined benefit program for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the plan. Participant accounts are credited with interest at the plan rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the plan beyond minimum funding requirements as is deemed appropriate by management. The plan was funded as of January 29, 2005 such that no minimum contribution is required in the 2005 plan year. Plan assets at July 30, 2005 and January 29, 2005 were invested primarily in mutual funds and money market funds.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net periodic pension cost (benefit) for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Interest cost on projected benefit obligation	$(136)	$60	$137	$120
Expected return on plan assets	65	(83)	(181)	(166)
Recognized net actuarial (gains) losses	(88)	31	49	62
Settlement loss	—	113	—	113

Net periodic pension cost (benefit)	$(159)	$121	$5	$129

The Company incurred a settlement loss of $0.1 million in the second quarter of fiscal 2005 due to the closure of the Santa Ana, California facility (see Note 15 – Facility Maximization Project).

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

Net periodic pension cost for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Service cost – benefits earned during the period	$198	$262	$279	$525
Interest cost on projected benefit obligation	128	115	202	231
Expected return on plan assets	(145)	(133)	(220)	(267)
Recognized net actuarial losses	1	2	1	2

Net periodic pension cost	$182	$246	$262	$491

Post-retirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect. The plan is unfunded.

Net periodic post-retirement benefit costs for the thirteen weeks and twenty-six weeks ended July 31, 2004 and July 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Service cost – benefits earned during the period	$37	$42	$83	$91
Interest cost on projected benefit obligation	28	25	62	62
Curtailment gain	—	(77)	—	(77)

Net periodic post-retirement benefit cost	$65	$(10)	$145	$76

Due to the closure of the Santa Ana, California facility (see Note 15-Facility Maximization Project), the Company incurred a curtailment gain of $0.1 million in the second quarter of fiscal 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Income Taxes

The Company had income tax expense of $1.7 million and $0.4 million for the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively, compared to $5.4 million and $6.0 million for the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively. During the first quarter of fiscal 2005, the Company incurred losses in its domestic operations against which a tax benefit was recorded. Losses were also incurred in the Company’s foreign operations in both the first and second quarters of fiscal 2005, against which no tax benefit was recognized. The tax expense for the thirteen weeks and twenty-six weeks ended July 31, 2004 is a result of profitability in the Company’s domestic operations and a loss in the Company’s foreign operations, against which no tax benefit was recognized.

18. Seasonality

The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first and fourth quarters of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher education end market sales during the summer months while schools generally are closed and floorcoverings can be installed. The interim results reported herein should not be presumed as indicative of the results for the full fiscal year.

19. Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by the Company’s domestic subsidiaries. Effective August 18, 2004, Monterey was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility, which was amended by the Company on February 20, 2002, May 1, 2004 and August 18, 2004. The terms of the guarantees match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of July 30, 2005 is $213.0 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. The condensed consolidating financial information of the Company and its subsidiaries as of July 30, 2005 and January 31, 2004, and for each of the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004 are as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

July 30, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,123	$1	$—	$2,124	$1,087	$—	$3,211
Accounts receivable, net	331	44,823	—	45,154	7,758	—	52,912
Inventories	31,539	3,918	—	35,457	16,398	—	51,855
Deferred tax assets	3,682	94	—	3,776	1,972	(61)	5,687
Prepaid expenses and other	921	—	—	921	872	1,333	3,126

Total current assets	38,596	48,836	—	87,432	28,087	1,272	116,791

PROPERTY, PLANT AND EQUIPMENT, net	34,203	13,771	—	47,974	23,261	—	71,235
DEFERRED TAX ASSETS	—	—	—	—	3,088	(3,088)	—
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	29,752	—	—	29,752	—	—	29,752
INVESTMENT IN SUBSIDIARIES	60,422	—	(9,869)	50,553	—	(50,553)	—
OTHER ASSETS	6,589	93	—	6,682	193	—	6,875

TOTAL ASSETS	$231,948	$68,331	$(9,869)	$290,410	$84,990	$(52,369)	$323,031

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,199	$3,298	$—	$13,497	$12,366	$—	$25,863
Accrued expenses	15,922	(127)	—	15,795	6,989	1,333	24,117
Current portion of long-term debt	321	—	—	321	405	—	726

Total current liabilities	26,442	3,171	—	29,613	19,760	1,333	50,706

INTERCOMPANY (RECEIVABLE) PAYABLE	(60,691)	50,151	—	(10,540)	(2,455)	12,995	—
OTHER LIABILITIES, including post-retirement obligation	4,588	—	—	4,588	347	—	4,935
DEFERRED TAX LIABILITIES	7,437	1,032	—	8,469	—	(3,001)	5,468
LONG-TERM DEBT, net of current portion	205,688	—	—	205,688	2,213	—	207,901
MINORITY INTEREST	—	—	—	—	(39)	440	401

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,062	(52,062)	72,648
Retained earnings (deficit)	(23,589)	13,977	(9,869)	(19,481)	465	(199)	(19,215)
Accumulated other comprehensive income	(575)	—	—	(575)	1,387	(625)	187

Total stockholder’s equity	48,484	13,977	(9,869)	52,592	65,164	(64,136)	53,620

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$231,948	$68,331	$(9,869)	$290,410	$84,990	$(52,369)	$323,031

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,110	$—	$—	$23,110	$2,616	$—	$25,726
Accounts receivable, net	23,959	2,899	—	26,858	15,005	—	41,863
Inventories	18,741	3,491	—	22,232	16,746	—	38,978
Deferred tax assets	2,985	68	—	3,053	2,359	—	5,412
Prepaid expenses and other	464	—	—	464	975	374	1,813

Total current assets	69,259	6,458	—	75,717	37,701	374	113,792

PROPERTY, PLANT AND EQUIPMENT, net	32,344	14,739	—	47,083	20,604	—	67,687
DEFERRED TAX ASSETS	—	—	—	—	2,868	(2,868)	—
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	30,979	164	—	31,143	—	—	31,143
INVESTMENT IN SUBSIDIARIES	69,640	—	749	70,389	—	(70,389)	—
OTHER ASSETS	7,327	93	—	7,420	190	—	7,610

TOTAL ASSETS	$271,935	$27,085	$749	$299,769	$91,724	$(72,883)	$318,610

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,145	$2,052	$—	$10,197	$8,016	$—	$18,213
Accrued expenses	17,519	(528)	—	16,991	10,863	374	28,228
Current portion of long-term debt	321	—	—	321	392	—	713

Total current liabilities	25,985	1,524	—	27,509	19,271	374	47,154

INTERCOMPANY (RECEIVABLE) PAYABLE	(25,217)	25,706	—	489	(489)	—	—
OTHER LIABILITIES, including post-retirement obligation	4,468	—	—	4,468	416	—	4,884
DEFERRED TAX LIABILITIES	7,234	604	—	7,838	9	(2,868)	4,979
LONG-TERM DEBT, net of current portion	205,848	—	—	205,848	1,688	—	207,536
MINORITY INTEREST	—	—	—	—	—	440	440

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(17,806)	(749)	749	(17,806)	7,688	(7,688)	(17,806)
Accumulated other comprehensive income	(1,225)	—	—	(1,225)	(173)	173	(1,225)

Total stockholder’s equity	53,617	(749)	749	53,617	70,829	(70,829)	53,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$271,935	$27,085	$749	$299,769	$91,724	$(72,883)	$318,610

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended July 30, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$44,729	$84,605	$(41,001)	$88,333	$20,891	$(14,150)	$95,074

Cost of Goods Sold	38,947	59,591	(41,001)	57,537	20,305	(14,150)	63,692
Selling, General & Administrative Expenses	7,870	8,044	—	15,914	3,896	—	19,810
Amortization	614	—	—	614	—	—	614

Operating Expenses	47,431	67,635	(41,001)	74,065	24,201	(14,150)	84,116

Operating Income (Loss)	(2,702)	16,970	—	14,268	(3,310)	—	10,958

Minority Interest in Loss of Subsidiary	—	—	—	—	29	—	29
Equity in Earnings of Subsidiaries	7,206	—	—	7,206	—	(7,206)	—
Gain on Disposal of Fixed Assets	23	—	—	23	—	—	23
Net Interest Expense	4,869	—	—	4,869	48	—	4,917

Income (Loss) Before Income Taxes	(342)	16,970	—	16,628	(3,329)	(7,206)	6,093
Income Tax Expense (Benefit)	(4,716)	6,790	—	2,074	(355)	—	1,719

Net Income (Loss)	$4,374	$10,180	$—	$14,554	$(2,974)	$(7,206)	$4,374

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended July 31, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$72,161	$25,139	$(8,126)	$89,174	$13,773	$(3,345)	$99,602

Cost of Goods Sold	40,999	19,663	(8,126)	52,536	11,376	(3,345)	60,567
Selling, General & Administrative Expenses	13,060	4,508	—	17,568	2,562	—	20,130
Amortization	602	163	—	765	—	—	765

Operating Expenses	54,661	24,334	(8,126)	70,869	13,938	(3,345)	81,462

Operating Income (Loss)	17,500	805	—	18,305	(165)	—	18,140

Minority Interest in Income of Subsidiary	—	—	—	—	(14)	—	(14)
Equity in Earnings of Affiliate	—	365	—	365	—	—	365
Equity in Earnings of Subsidiaries	490	—	—	490	—	(490)	—
Net Interest Expense	5,123	—	—	5,123	27	—	5,150

Income (Loss) Before Income Taxes	12,867	1,170	—	14,037	(206)	(490)	13,341
Income Tax Expense	4,916	456	—	5,372	18	—	5,390

Net Income (Loss)	$7,951	$714	$—	$8,665	$(224)	$(490)	$7,951

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Twenty-Six Weeks Ended July 30, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$74,119	$142,279	$(66,629)	$149,769	$39,431	$(25,812)	$163,388

Cost of Goods Sold	65,243	100,778	(66,629)	99,392	39,430	(25,812)	113,010
Selling, General & Administrative Expenses	15,135	16,789	—	31,924	8,020	—	39,944
Amortization	1,228	164	—	1,392	—	—	1,392

Operating Expenses	81,606	117,731	(66,629)	132,708	47,450	(25,812)	154,346

Operating Income (Loss)	(7,487)	24,548	—	17,061	(8,019)	—	9,041

Minority Interest in Loss of Subsidiary	—	—	—	—	39	—	39
Equity in Earnings of Subsidiaries	7,503	—	—	7,503	—	(7,503)	—
Gain (Loss) on Sale of Fixed Assets	23	—	—	23	(117)	—	(94)
Net Interest Expense	9,898	—	—	9,898	95	—	9,993

Income (Loss) Before Income Taxes	(9,859)	24,548	—	14,689	(8,192)	(7,503)	(1,006)
Income Tax Expense (Benefit)	(8,450)	9,822	—	1,372	(969)	—	403

Net Income (Loss)	$(1,409)	$14,726	$—	$13,317	$(7,223)	$(7,503)	$(1,409)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Twenty-Six Weeks Ended July 31, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$121,606	$50,992	$(13,173)	$159,425	$25,348	$(7,486)	$177,287

Cost of Goods Sold	72,107	39,823	(13,173)	98,757	20,712	(7,486)	111,983
Selling, General & Administrative Expenses	25,636	9,293	—	34,929	6,205	—	41,134
Amortization	1,204	327	—	1,531	—	—	1,531

Operating Expenses	98,947	49,443	(13,173)	135,217	26,917	(7,486)	154,648

Operating Income (Loss)	22,659	1,549	—	24,208	(1,569)	—	22,639

Minority Interest in Loss of Subsidiary	—	—	—	—	22	—	22
Equity in Earnings of Affiliate	—	776	—	776	—	—	776
Equity in Earnings of Subsidiaries	(246)	—	—	(246)	—	246	—
Net Interest Expense	10,219	—	—	10,219	54	—	10,273

Income (Loss) Before Income Taxes	12,194	2,325	—	14,519	(1,601)	246	13,164
Income Tax Expense	4,998	933	—	5,931	37	—	5,968

Net Income (Loss)	$7,196	$1,392	$—	$8,588	$(1,638)	$246	$7,196

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended July 30, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(10,119)	$1	$(6,440)	$(16,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	—	—	—
Additions to property, plant and equipment	(4,395)	(1)	(2,715)	(7,111)

Net cash used in investing activities	(4,395)	(1)	(2,715)	(7,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	601	601
Repayments of long-term debt	—	—	(260)	(260)
Financing costs	(97)	—	—	(97)

Net cash (used in) provided by financing activities	(97)	—	341	244

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	910	910

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,611)	—	(7,904)	(22,515)

CASH AND CASH EQUIVALENTS, beginning of period	23,110	—	2,616	25,726

CASH AND CASH EQUIVALENTS, end of period	$8,499	$—	$(5,288)	$3,211

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with and is qualified in its entirety by reference to the Company’s consolidated financial statements and the accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below as a result of a number of factors. See “Forward-Looking Statements” contained herein.

GENERAL

Collins & Aikman Floorcoverings, Inc. is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional locations in California (See Note 15- Facility Maximization Project), Canada, the United Kingdom, Singapore and China.

The Company is a wholly owned subsidiary of Tandus Group, Inc. Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC and Banc of America Capital Investors control a majority of the outstanding capital stock of Tandus Group.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	60.8	67.0	63.2	69.2

Gross Profit	39.2	33.0	36.8	30.8
Selling, General & Administrative Expenses	20.2	20.8	23.2	24.4
Amortization	0.8	0.7	0.8	0.9

Operating Income	18.2	11.5	12.8	5.5

Net Interest Expense	5.2	5.2	5.8	6.1

Net Income (Loss)	8.0	4.6	4.1	(0.9)

Adjusted EBITDA	22.2	17.6	17.0	13.0

Thirteen Weeks Ended July 30, 2005 As Compared with the Thirteen Weeks Ended July 31, 2004

Net Sales. Net sales for the thirteen weeks ended July 30, 2005 were $95.1 million, a decrease of 4.5% from the $99.6 million for the thirteen weeks ended July 31, 2004. Net sales of the Company’s Floorcoverings segment were $88.3 million for the thirteen weeks ended July 30, 2005 as compared to $94.9 million for the thirteen weeks ended July 31, 2004, a decrease of $6.6 million or 7.0%, primarily attributable to the North American operations. Within these operations, the decrease in the Floorcoverings segment’s net sales was primarily attributable to a 17.5% decrease in broadloom sales combined with a 5.2% decrease in sales of 6-foot roll goods. Contributing to the decline in broadloom sales were operational complications associated with the facility maximization project, as discussed more fully herein and in Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. Partially offsetting these declines was a 7.7% increase in the sales of carpet tiles. From an end use perspective, the current quarter results reflect a 0.5% decrease in Institutional sales and an 18.1% decrease in Corporate sales, including retail. Net sales of the Extrusion segment were $6.8 million for the thirteen weeks ended July 30, 2005 as compared to $4.7 million for the thirteen weeks ended July 31, 2004, an increase of $2.1 million or 44.7%. The increase in sales for the Extrusion segment was due to higher sales to seven of the Extrusion segment’s ten largest customers during the current quarter.

Cost of Goods Sold. Cost of goods sold was $63.7 million for the thirteen weeks ended July 30, 2005 as compared to $60.6 million in the thirteen weeks ended July 31, 2004. As a percentage of sales, costs of goods sold were 67.0% and 60.8% for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively. The increase was primarily due to facility maximization costs of $2.2 million for the thirteen weeks ended July 30, 2005 related to the Company’s planned closure of its manufacturing facility in Santa Ana, California and transfer of production to its existing Truro, Nova Scotia facility. (See further discussion in “Liquidity and Capital Resources” contained herein and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.) Excluding the facility maximization costs, cost of goods sold for the thirteen weeks ended July 30, 2005 were $61.5 million or 64.7%. In addition, the Company has also experienced a significant increase in the price of several raw materials, including yarns, resins, and other agents and chemicals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $19.9 million for the thirteen weeks ended July 30, 2005, a decrease of 1.0% from $20.1 million in the thirteen weeks ended July 31, 2004. This decrease was primarily due to lower salaries, taxes and benefits of $1.1 million, partially offset by administrative facility maximization charges of $0.4 million and a decrease in the foreign currency transaction gain of $0.4 million. As a percentage of sales, these expenses increased to 20.8% from 20.2% in the prior year.

Amortization. Intangible asset amortization decreased to $0.6 million for the thirteen weeks ended July 30, 2005 as compared to $0.8 million for the thirteen weeks ended July 31, 2004. The decrease was due to the Company’s supply agreement being fully amortized as of April 30, 2005.

Interest Expense. Net interest expense decreased to $4.9 million for the thirteen weeks ended July 30, 2005 as compared to $5.2 million for the thirteen weeks ended July 31, 2004, which included minimal interest income.

Income Taxes. The Company had income tax expense of $1.7 million for the thirteen weeks ended July 30, 2005 as compared to $5.4 million for the thirteen weeks ended July 31, 2004. The decrease was predominantly due to the decreased profitability of the Company during the second quarter of fiscal 2005.

Net Income. Net income for the thirteen weeks ended July 30, 2005 decreased to $4.4 million compared to $8.0 million in the thirteen weeks ended July 31, 2004. This was primarily due to the combined result of lower net sales and higher cost of goods sold as discussed above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than write-down of current assets), costs related to board approved acquisitions and attempted acquisitions, expenses related to the facility maximization project plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended July 30, 2005 decreased to $16.7 million from $22.1 million in the thirteen weeks ended July 31, 2004. As a percentage of sales, Adjusted EBITDA was 17.6% in the thirteen weeks ended July 30, 2005 compared to 22.2% in the thirteen weeks ended July 31, 2004. The decrease was principally due to the lower sales volume in the Floorcoverings segment. In addition, due to the Company’s withdrawal from the Chroma partnership as discussed in Note 12 of the “Notes to Consolidated Financial Statements” contained herein in Item I, the Company’s Adjusted EBITDA decreased due to the termination of receipt of Chroma dividends. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	July 31, 2004	July 30, 2005
Net income	$7,951	$4,374
Income tax expense	5,390	1,719
Net interest expense	5,150	4,917
Depreciation	2,533	2,471
Amortization	765	614
Chroma cash dividends	644	—
Equity in earnings of Chroma	(365)	—
Facility maximization costs	—	2,658
Gain on disposal of fixed assets	—	(23)
Minority interest in income (loss) of subsidiary	14	(29)

Adjusted EBITDA	$22,082	$16,701

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended July 30, 2005 As Compared with the Twenty-Six Weeks Ended July 31, 2004

Net Sales. Net sales for the twenty-six weeks ended July 30, 2005 were $163.4 million, a decrease of 7.8% from the $177.3 million for the twenty-six weeks ended July 31, 2004. Net sales of the Company’s Floorcoverings segment were $150.4 million for the twenty-six weeks ended July 30, 2005 as compared to $164.9 million for the twenty-six weeks ended July 31, 2004, a decrease of $14.5 million or 8.8%, primarily attributable to the North American operations. Within these operations, the decrease in the Floorcoverings segment’s net sales was primarily attributable to an 18.1% decrease in broadloom sales combined with a 10.6% decrease in sales of 6-foot roll goods. Contributing to the decline in broadloom sales were operational complications associated with the facility maximization project, as discussed more fully herein and in Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. Partially offsetting these declines was a 5.9% increase in the sales of carpet tiles. From an end use perspective, the current twenty-six weeks results reflect a 7.6% decrease in Institutional sales, principally driven by lower sales in healthcare and government. In addition, Corporate sales, including retail, experienced a 12.4% decline. Net sales of the Extrusion segment were $13.0 million for the twenty-six weeks ended July 30, 2005 as compared to $12.4 million for the twenty-six weeks ended July 31, 2004, an increase of $0.6 million or 4.8%. The increase in sales for the Extrusion segment was due to overall higher sales to the Extrusion segment’s external customers during the twenty-six weeks ended July 30, 2005.

Cost of Goods Sold. Cost of goods sold was $113.0 million for the twenty-six weeks ended July 30, 2005 as compared to $112.0 million in the twenty-six weeks ended July 31, 2004. As a percentage of sales, costs of goods sold were 69.2% and 63.2%, respectively. The increase was primarily due to the inclusion in the 2005 period expenses of $5.0 million related to the Company’s planned closure of its manufacturing facility in Santa Ana, California and transfer of production to its existing Truro, Nova Scotia facility. (See further discussion in “Liquidity and Capital Resources” contained herein and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item I.) Excluding the facility maximization costs, cost of goods sold for the twenty-six weeks ended July 30, 2005 was $108.0 million or 66.1%. In addition, the Company has also experienced a significant increase in the price of several raw materials, including yarns, resins, and other agents and chemicals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twenty-six weeks ended July 30, 2005 were $40.0 million, a decrease of 2.7% from $41.1 million in the twenty-six weeks ended July 31, 2004. The decrease was primarily due to lower salaries, taxes and benefits of $1.1 million and decreased legal and professional expenses of $1.4 million, partially offset by higher samples expense of $0.7 million and an administrative facility maximization charge of $0.8 million. As a percentage of sales, these expenses increased to 24.4% from 23.2% in the prior year.

Amortization. Intangible asset amortization decreased to $1.4 million for the twenty-six weeks ended July 30, 2005 as compared to $1.5 million for the twenty-six weeks ended July 31, 2004. The decrease was due to the Company’s supply agreement being fully amortized as of April 30, 2005.

Interest Expense. Net interest expense for the twenty-six weeks ended July 30, 2005 and the twenty-six weeks ended July 31, 2004 was $10.0 million and $10.3 million, respectively, which included interest income of $0.1 million for each of the twenty-six week periods.

Income Taxes. The Company had income tax expense of $0.4 million for the twenty-six weeks ended July 30, 2005 as compared to $6.0 million for the twenty-six weeks ended July 31, 2004. During the first quarter of fiscal 2005, the Company incurred losses in its domestic operations against which a tax benefit was recorded. Losses were also incurred in the Company’s foreign operations in both the first and second quarters of fiscal 2005, against which no tax benefit was recognized. The tax expense for the twenty-six weeks ended July 31, 2004 is a result of profitability in the Company’s domestic operations and a loss in the Company’s foreign operations, against which no tax benefit was recognized.

Net Income (Loss). The Company incurred a net loss of $1.4 million for the twenty-six weeks ended July 30, 2005 compared to net income of $7.2 million for the twenty-six weeks ended July 31, 2004. The primary contributor was a decrease in net sales, partially offset by a decrease in income tax expense, as discussed above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to board approved acquisitions and attempted acquisitions, expenses related to the facility maximization project plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the twenty-six weeks ended July 30, 2005 decreased to $21.3 million from $30.2 million in the twenty-six weeks ended July 31, 2004. As a percentage of sales, Adjusted EBITDA was 13.0% in the twenty-six weeks ended July 30, 2005 compared to 17.0% in the twenty-six weeks ended July 31, 2004. The decrease in the twenty-six weeks ended July 30, 2005 was principally due to lower sales volume in the Floorcoverings segment. In addition, due to the Company’s withdrawal from the Chroma partnership as discussed in Note 12 of the “Notes to Consolidated Financial Statements” contained herein in Item I, the Company’s Adjusted EBITDA decreased due to the termination of receipt of Chroma dividends. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as (a) a benchmark for its annual budget and long range plan, (b) a valuation method for potential acquisitions, and (c) a measure to determine compliance with senior credit facility debt covenants. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2004	July 30, 2005
Net income (loss)	$7,196	$(1,409)
Income taxes	5,968	403
Net interest expense	10,273	9,993
Depreciation	5,119	5,035
Amortization	1,531	1,392
Chroma cash dividends	922	—
Equity in earnings of Chroma	(776)	—
Facility maximization costs	—	5,826
Loss on disposal of fixed assets	—	94
Minority interest in loss of subsidiary	(22)	(39)

Adjusted EBITDA	$30,211	$21,295

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has funded its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash used in operating activities for the twenty-six weeks ended July 30, 2005 was $16.6 million compared to net cash provided by operating activities of $3.3 million for the twenty-six weeks ended July 31, 2004. The change was primarily due to the increased net loss of $8.6 million in addition to higher working capital requirements of $11.3 million.

Net cash used in investing activities in the twenty-six weeks ended July 30, 2005 was $7.1 million compared to $2.5 million in the twenty-six weeks ended July 31, 2004. The increase in cash used in investing activities in the current year was due to increased capital expenditures. Capital expenditures for the twenty-six weeks ended July 30, 2005 were $7.1 million compared to $3.4 million for the twenty-six weeks ended July 31, 2004. Included in capital expenditures for the 2005 period is $2.0 million related to the facility maximization project. The Company anticipates capital expenditures for the remainder of the year to be approximately $6.0 million, including $1.2 million related to the completion of the facility maximization project.

Net cash provided by financing activities for the twenty-six weeks ended July 30, 2005 was $0.3 million compared to net cash used in financing activities of $1.8 million in the twenty-six weeks ended July 31, 2004. The cash provided by financing activities was due primarily to net cash borrowings in fiscal 2005. The cash used in financing for the 2004 period related to repayments of long-term debt.

The Company has significant indebtedness which, as of July 30, 2005, consists of $175.0 million of 9.75% senior subordinated notes due 2010 (the “9.75% Notes”), a $109.0 million credit facility which had an outstanding balance of $30.8 million in term loan borrowings (the “Senior Credit Facility”), $1.6 million in purchase money and other indebtedness and $1.2 million in sinking fund bonds under Crossley. As of July 30, 2005, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $4.3 million of letters of credit outstanding leaving total availability of $45.7 million.

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

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility. The plan to close the facility was approved on August 9, 2004, and is expected to be complete by the end of the Company’s third fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter in 2005. However, the transfer of production was slowed to accommodate the training of 150 new associates and the completion of certain manufacturing system enhancements. It is currently estimated that the remaining costs will be approximately $2.0 million and consist of severance, moving, reinstallation, professional fees and other costs, including, among other things, production inefficiencies during the transition period. The Company also expects additional capital expenditures of approximately $1.2 million related to the project.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.2 million of Crossley’s outstanding sinking fund bonds. The forgiveness will commence in the fourth quarter of fiscal 2005, will be over the remaining five-year term of the current note and is based upon maintaining a defined level of full-time equivalent employees. The debt is also non-interest bearing.

The costs incurred and the anticipated expenditures remaining are as follows (in millions):

	Anticipated Total Expenditures As of August 20, 2004	Change in Estimate of Expenditures As of July 30, 2005	Amounts Incurred As of July 30, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$2.1	$—
Contractual Obligations and Professional Fees	3.1	(1.8)	0.4	0.9
Other Project Costs	1.5	6.9	7.3	1.1

Gross Project Expenditures	$6.4	$5.4	$9.8	$2.0

The accrued facility maximization costs at January 29, 2005 and July 30, 2005 amounted to $0.8 million and $0.1 million, respectively, which consisted of severance and other projected related costs. These costs are included in accrued expenses in the accompanying consolidated balance sheets.

The financial covenants for fiscal 2005 related to the Company’s Senior Credit Facility require a fixed charge ratio and interest coverage ratio of at least 1.1 to 1.0 and 2.25 to 1.0, respectively. The Company’s fixed charge coverage ratio and interest coverage ratio were 1.26 and 2.26, respectively, at July 30, 2005. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Notes. The Company was in compliance with all debt covenants as of July 30, 2005 and currently expects to remain in compliance throughout fiscal 2005, although no assurances to that effect can be given.

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

The impact of inflation on the Company’s operations has not been significant in recent years with the exception of petroleum-based products noted above which have risen due to demand. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s operating results if the Company is unable to pass through the cost increases to its customers.

SEASONALITY

The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first and fourth quarters of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher education end market sales during the summer months while schools generally are closed and floorcoverings can be installed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS No. 151 and does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly the Company will adopt SFAS No. 123R on January 29, 2006. The Company is currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 29, 2005. Certain of the accounting policies require the application of significant judgments by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on historical experience, terms of existing contracts, current economic trends in the industry, information provided by customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

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

A customer claims reserve and allowance for product returns is established based upon historical claims experience as a percent of gross sales as of the balance sheet date. The allowance for customer claims is recorded upon shipment of goods and is recorded as a reduction of sales. While management believes that the customer claims reserve and allowance for product returns is adequate and that the judgment applied is appropriate based upon the historical experience for these items, actual amounts determined to be due and payable could differ and additional allowances may be required.

Foreign Currency Translation. Assets and liabilities of the Company’s Canadian, United Kingdom (“U.K.”) and Asian subsidiaries are translated to U.S. dollars at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholder’s equity. Foreign currency gains (losses) are recognized in the consolidated statements of operations and amounted to $0.1 million and $0.6 million for the 13-week periods ended July 30, 2005 and July 31, 2004, respectively, and $0.1 million and $0.0 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

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

In addition, these forward-looking statements may not be realized due to the Company’s failure to complete the transition to a single broadloom manufacturing facility by the end of the third quarter of this year as a result of, among other things, unanticipated training and machinery installation delays, additional increases in costs for this project due to additional training and infrastructure requirements, any delay in the expected timing of the anticipated positive impact of the facility maximization on the Company’s income statement as a result of unforeseen fluctuations in orders and/or related expenses, and other risks and factors identified in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise these statements following the date of the filing of this Form 10-Q for any reason. All written or oral forward-looking statements that are made or are attributable to the Company with respect to the facility maximization project are expressly qualified by this cautionary notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to the Company’s exposure to market risk, see the discussion in Part I, Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2005. During the twenty-six weeks ended July 30, 2005, there was no substantive change to the Company’s market risk or the management of such risk.

Item 4. Controls and Procedures

As of July 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company’s internal controls over financial reporting.

The Company’s management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure procedures and controls or internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 21, 2005 the Company filed in Rome, Georgia a joint lawsuit with Shaw Industries and Mohawk Corporation against Interface Corporation, regarding a patent on randomly installed carpet tile that Interface recently received. The Company and its fellow plaintiffs filed suit because they do not believe that the Interface patent is valid. The joint lawsuit asks the court to declare that companies can continue to produce randomly installed modular carpet designs. Interface, on the same day, filed suit in Atlanta against the Company and other carpet manufacturer asserting infringement of the aforementioned patent. Both suits are awaiting final determination as to priority and whether the cases will be consolidated.

In 1996 and 1997, the Company sold approximately $0.6 million of carpet tile product to Employers Mutual Insurance Companies (“EMC”). EMC subsequently filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging the carpet experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. The Company examined EMC’s claim prior to commencement of the action and determined that EMC had not properly maintained the carpet, thus resulting in irreversible damage. The Company filed a motion for summary judgment and the United States District Court for the Southern District of Iowa ruled in favor of the Company on the negligence, written warranty claims and implied warranty of merchantability. Other claims including express oral warranty, implied warranty of fitness for particular purpose, fraudulent misrepresentation and fraudulent nondisclosure were tried to a jury. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose. The jury awarded EMC $0.8 million in damages for full replacement of this carpet. The Company filed a motion for judgment as a matter of law and a motion for a new trial. The judge denied the Company’s motion for judgment as a matter of law but conditionally granted the Company’s motion for a new trial if EMC refused to accept a reduction of the judgment by $0.2 million. EMC agreed to the reduction of the judgment, causing the new trial motion to be denied. The judgment award of $0.6 million was recorded during the fiscal year ended January 31, 2004. The Company appealed the denial of its motion for judgment as a matter of law asserting that EMC failed to prove the affirmative defense of fraudulent concealment by clear, convincing and satisfactory evidence. The Company also posted a letter of credit in favor of EMC for $0.8 million to secure EMC’s recovery should EMC prevail. On August 16, 2005, the Company received a favorable ruling on its appeal that errors were committed in the trial and the jury had erroneously applied instructions as to the measure of damages EMC was entitled to receive. As a result, the Company reduced its accrual for this litigation to $150 thousand, the potential damages for the replacement of the original carpet. Subsequently, on September 12, 2005, EMC agreed to terminate its suit, releasing the Company of all liability for damages. Accordingly, the Company will release its current litigation accrual related to this suit in full in the third quarter of fiscal 2005.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. Settlement negotiations are ongoing and it is not possible to estimate the extent of any possible loss at this time. Monterey has filed its response and intends to vigorously contest Enron’s lawsuit. A mandatory mediation session was originally scheduled for June 2, 2005, but has been delayed until September 20, 2005. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC.
(Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)