Form 10-Q
period 2005-10-29
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2005-12-14
CIK 1037123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 9, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	October 29, 2005	January 29, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	16,632	25,726
Accounts Receivable, net of allowances of $1,012 and $822 in fiscal 2005 and 2004, respectively	43,515	41,863
Inventories	44,257	38,978
Deferred Tax Assets	6,525	5,412
Prepaid Expenses and Other	1,739	1,813

Total Current Assets	112,668	113,792
PROPERTY, PLANT AND EQUIPMENT, net	71,105	67,687
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	29,138	31,143
OTHER ASSETS	6,409	7,610

TOTAL ASSETS	317,698	318,610

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts Payable	17,378	18,213
Accrued Expenses	19,428	28,228
Current Portion of Long-Term Debt	3,827	713

Total Current Liabilities	40,633	47,154
OTHER LIABILITIES, including post-retirement benefit obligation	4,620	4,884
DEFERRED TAX LIABILITIES	7,579	4,979
LONG-TERM DEBT, net of current portion	214,983	207,536
MINORITY INTEREST	416	440
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
STOCKHOLDER’S EQUITY:
Common Stock ($.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2005 and 2004)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(23,035)	(17,806)
Accumulated Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	808	(271)
Minimum Pension Liability Adjustment, net of tax	(954)	(954)

Total Stockholder’s Equity	49,467	53,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	317,698	318,610

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and In Thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net Sales	$81,746	$82,501	$245,134	$259,788

Cost of Goods Sold	58,822	55,014	171,832	166,997
Selling, General & Administrative Expenses	20,529	17,548	60,473	58,682
Amortization	614	768	2,006	2,299

Operating Expenses	79,965	73,330	234,311	227,978

Operating Income	1,781	9,171	10,823	31,810

Minority Interest in (Income) Loss of Subsidiary	(15)	(2)	24	20
Equity in Earnings of Affiliate	—	117	—	893
Loss on Disposal of Fixed Assets	31	—	125	—
Net Interest Expense	5,357	4,876	15,350	15,149
Other Expense	—	133	—	133

Income (Loss) Before Income Taxes	(3,622)	4,277	(4,628)	17,441
Income Tax Expense	198	2,450	601	8,418

Net Income (Loss)	$(3,820)	$1,827	$(5,229)	$9,023

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005

(Unaudited and In Thousands, Except Share Amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total
BALANCE, January 29, 2005	1,000	$—	$72,648	$(17,806)	$(271)	$(954)	$53,617

Net Loss	—	—	—	(5,229)	—	—	(5,229)
Foreign Currency Translation Adjustment	—	—	—	—	1,079	—	1,079

Total Comprehensive Income (Loss)	—	—	—	(5,229)	1,079	—	(4,150)

BALANCE, October 29, 2005	1,000	$—	$72,648	$(23,035)	$808	$(954)	$49,467

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and In Thousands)

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,229)	$9,023

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	7,567	7,688
Amortization of other intangible assets	2,006	2,299
Amortization of deferred financing fees	1,259	1,259
Change in deferred income tax	1,487	5,625
Equity in earnings of affiliate	—	(893)
Minority interest in loss of subsidiary	(24)	(20)
Loss on disposal of fixed assets	125	—
Changes in operating assets and liabilities:
Accounts receivable	(1,652)	(4,445)
Inventories	(5,279)	(9,859)
Accounts payable	(835)	(1,743)
Accrued expenses	(8,800)	3,127
Other, net	(469)	2,016

Total adjustments	(4,615)	5,054

Net cash provided by (used in) operating activities	(9,844)	14,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	922
Additions to property, plant, and equipment	(9,597)	(6,647)

Net cash used in investing activities	(9,597)	(5,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	18,960	15,280
Repayments of revolving credit facilities	(8,888)	(15,280)
Proceeds from issuance of long-term debt	749	—
Repayments of long-term debt	(260)	(1,618)
Financing costs	(97)	(380)

Net cash provided by (used in) financing activities	10,464	(1,998)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(117)	163

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,094)	6,517
CASH AND CASH EQUIVALENTS, beginning of period	25,726	11,041

CASH AND CASH EQUIVALENTS, end of period	$16,632	$17,558

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

Revenue Recognition. Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $10.6 million and $11.2 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, and $4.7 million and $5.0 million for the thirteen weeks ended October 29, 2005 and October 29, 2004, respectively.

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

Foreign Currency Translation. Effective July 31, 2005, the Company’s Canadian subsidiary adopted the U.S. dollar as its functional currency. Prior to this date, the Canadian dollar had served as the subsidiary’s functional currency. The transition to the U.S. dollar as the functional currency is primarily due to the high volume of this subsidiary’s transactions that are denominated in U.S. dollars, the high volume of intercompany transactions, and the extensive interrelationship between the Company’s U.S. operations and those of the Canadian subsidiary. The financial information of the Company’s Canadian subsidiary for the quarter ended July 30, 2005 and prior periods have been presented in U.S. dollars in accordance with a translation of convenience method using the exchange rate at July 30, 2005 of US$1.00 - CDN$1.2241, the Bank of Canada closing buying rate at July 30, 2005. For periods subsequent to July 30, 2005, the Canadian dollar amounts are remeasured into the U.S. dollar reporting currency using the temporal method. When the temporal method is used to translate the local currency of a foreign entity into its functional currency, the resulting translation adjustment is reported in the current period’s statement of operations.

Assets and liabilities of the Company’s United Kingdom (“U.K.”) and Asian subsidiaries are translated to U.S. dollars at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholder’s equity. Foreign currency gains (losses) are recognized in the current period’s statement of operations.

Foreign currency gains recognized in the consolidated statements of operations were $0.1 million and $0.8 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, and $0.8 million for the thirteen-week period ended October 30, 2004. There was minimal foreign currency loss for the thirteen-week period ended October 29, 2005.

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

2. Organization

Collins & Aikman Floorcoverings, Inc., a Delaware corporation, is a manufacturer of floorcovering products principally for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the U.K., and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC and Banc of America Capital Investors control a majority of the outstanding capital stock of Tandus Group, Inc.

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

5. Inventories

Net inventory balances are summarized below (in thousands):

	October 29, 2005	January 29, 2005
	(Unaudited)
Raw materials	$20,983	$20,315
Work in process	6,949	5,634
Finished goods	16,325	13,029

	$44,257	$38,978

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	October 29, 2005	January 29, 2005
	(Unaudited)
Payroll and employee benefits	$8,107	$12,178
Customer claims	1,994	2,715
Accrued interest	3,949	8,085
Accrued professional fees	3,311	3,184
Other	2,067	2,066

	$19,428	$28,228

Included in the October 29, 2005 and January 29, 2005 balances are $0.1 million and $0.8 million, respectively, related to the Company’s facility maximization project (see Note 15).

7. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the intangible assets subject to amortization as of October 29, 2005 are as follows (in thousands):

	October 29, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patent	$27,000	$21,476
Supply Agreement	8,000	8,000

Total	$35,000	$29,476

The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement, which was fully amortized as of October 29, 2005, was amortized over a three-year period using the straight-line method.

Unamortized intangible assets with an indefinite life (other than goodwill):

Trade name	$23,614

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Aggregate amortization expense	$768	$614	$2,299	$2,006

Estimated amortization expense:
Fiscal 2005				$2,619
Fiscal 2006				$2,455
Fiscal 2007				$2,455
Fiscal 2008				$—
Fiscal 2009				$—

For the period ended October 29, 2005, there were no changes to the carrying value of goodwill.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stock Based Compensation

As of October 29, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 12 of the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 29, 2005. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations. The Company accounts for these options as variable options and records expense based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. These options vest only upon the achievement of certain earnings targets, as defined. As of October 29, 2005 and October 30, 2004, the Company had not recorded any expense related to this plan as the Company had not achieved its earnings targets, and the fair market value of the Company’s common stock has not increased from the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to the stock-based employee compensation (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss), as reported	$(3,989)	$1,827	$(5,398)	$9,023
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	9	6	25	24

Proforma net income (loss)	$(3,998)	$1,821	$(5,423)	$8,999

9. Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP FAS 123(R)-2”). FSP FAS 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in FASB Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP FAS 123(R)-2 is to be applied upon initial adoption of SFAS No, 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company does not expect the adoption of FSP FAS 123(R)-2 to have a material impact on its consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance is to be applied to the first reporting period beginning after December 15, 2005. Early adoption and retrospective application are permitted but not required. The Company does not expect the adoption of the provisions of FSP FAS 13-1 to have a material impact on its consolidated financial statements.

In August 2005, the FASB issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. A freestanding instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) or was subject to SFAS No. 123 (R) upon initial adoption shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The deferral excludes awards exchanged for nonemployee services or a combination of employee and nonemployee services. The deferral does not have a material impact on the Company’s consolidated financial statements.

In July 2005, the FASB issued FASB Staff Position APB 18-1, “Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18, The Equity

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Method of Accounting for Investments in Common Stock, upon a Loss of Significant Influence” (“FSP APB 18-1”). FSP APB 18-1 requires that if an investor loses significant influence over an investee, the investor’s proportionate share of the investee’s equity adjustments for Other Comprehensive Income should be offset against the carrying value of the investment at the time significant influence is lost by the investor. To the extent that the offset results in a negative carrying value of the investment, an investor should reduce the carrying value of the investment to zero and record the remaining balance in income. FSP APB 18-1 is effective as of the first reporting period beginning after July 12, 2005. Comparative financial statements shall be retrospectively adjusted to reflect application of these provisions. The adoption of FSP APB 18-1 did not have an impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that this deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company is currently evaluating the benefit, if any, that FSP No. 109-1 will have on its consolidated financial statements, and expects to complete the evaluation within the fourth quarter of fiscal year 2005.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly the Company will adopt SFAS No. 123R on January 29, 2006. The Company does not expect that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4,

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

“Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS No. 151 and does not expect it to have a material impact on the Company’s consolidated financial statements.

10. Long-Term Debt

Effective October 29, 2005, the Company amended its Senior Credit Facility to modify certain financial covenants. The amendment eliminated the interest coverage ratio requirement and modified the minimum fixed charge coverage ratio (as defined) for third quarter of fiscal 2005 and all future measurement periods to be 1.0 to 1.0. The amendment also provides for the incurrence of additional costs related to the Company’s broadloom consolidation project. There was no modification to the senior leverage ratio covenant. The Company was in compliance with all covenants as of October 29, 2005 and currently expects to remain in compliance throughout fiscal 2005, although no assurances to that effect can be given. In addition to the modification to the covenants, the amendment reset the Company’s $5 million investment basket and provides the Company the ability to purchase its Subordinated Notes subject to a minimum senior leverage ratio and minimum liquidity requirements. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes (the “9.75% Notes”).

Total net interest expense was $5.4 million and $4.8 million for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, which included minimal interest income. Total net interest expense was $15.4 million and $15.1 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, which included $0.2 million and $0.1 million of interest income, respectively.

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

No single customer represented 10.0% or more of the floorcovering segment’s sales for any period presented. The Extrusion segment’s largest customer accounted for 24.7% and 18.1% of sales in the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively. In the thirteen weeks ended October 30, 2004, this segment’s four largest external customers accounted for 25.5%, 25.1%, 14.3%, and 10.3% of sales. The largest external customer accounted for 40.5% and the second largest external customer accounted for 14.1% of sales in the thirty-nine weeks ended October 30, 2004.

The tables below provide certain financial information by segment (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net Sales to External Customers
Floorcoverings	$75,319	$76,835	$225,678	$241,762
Extrusion	6,427	5,666	19,456	18,026

Total Sales To External Customers	$81,746	$82,501	$245,134	$259,788

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Adjusted EBITDA
Floorcoverings	$5,681	$12,710	$24,606	$40,843
Extrusion	1,111	816	3,481	2,894

Total Adjusted EBITDA	$6,792	$13,526	$28,087	$43,737

A reconciliation of net income (loss) as reported in the consolidated statements of operations to Adjusted EBITDA as shown above is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss)	$(3,820)	$1,827	$(5,229)	$9,023
Income tax expense	198	2,450	601	8,418
Net interest expense	5,357	4,876	15,350	15,149
Depreciation	2,532	2,569	7,567	7,688
Amortization	614	768	2,006	2,299
Chroma cash dividends	—	—	—	922
Equity in earnings of Chroma	—	(117)	—	(893)
Facility maximization costs	1,865	1,018	7,691	1,018
Loss on disposal of fixed assets	31	—	125	—
Minority interest in income (loss) of subsidiary	15	2	(24)	(20)
Other noncash expense	—	133	—	133

Adjusted EBITDA	$6,792	$13,526	$28,087	$43,737

Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments.

	As of October 29, 2005	As of January 29, 2005
	(Unaudited)
Consolidated Assets
Floorcoverings	$291,295	$291,525
Extrusion	26,403	27,085

Total Consolidated Assets	$317,698	$318,610

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

On August 11, 2004, Monterey gave notice to Dixie that it had elected to terminate its supply arrangement with Chroma effective August 2005. Chroma had historically dyed and finished substantially all of Monterey’s carpet production and Dixie’s Fabrica Division’s carpet production and performed dyeing and finishing operations for other carpet mills. The Chroma Transition Agreement provided for the Company’s withdrawal from the partnership and for the transition of the continued dyeing and finishing needs of Monterey, until the closing of the Santa Ana, California facility was completed. A charge of $0.2 million was recorded as of October 30, 2004 to reflect the negotiated settlement related to Monterey’s early termination of its Dyeing and Finishing Agreement with Chroma and withdrawal from the Chroma Partnership. Production at the Santa Ana, California facility had ceased by the end of the Company’s third fiscal quarter in 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss)	$(3,820)	$1,827	$(5,229)	$9,023
Other comprehensive income (loss):
Foreign currency translation adjustment	(333)	522	1,079	491

Comprehensive income (loss)	$(4,153)	$2,349	$(4,150)	$9,514

14. Commitments & Contingencies

On June 21, 2005, the Company filed in Rome, Georgia a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface Corporation, regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. The parties are preparing a joint preliminary report and discovery plan that will be filed with the court on December 21, 2005.

As previously reported, Employers Mutual Insurance Companies (“EMC”) filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging that carpet tile sold by the Company to EMC in 1996 and 1997 experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose and awarded EMC $0.8 million in damages for full replacement of this carpet. The Company appealed and on August 16, 2005, the appellate court granted the Company’s appeal. Subsequently, on September 12, 2005, EMC agreed to terminate its suit, releasing the Company of all liability for damages. Accordingly, the Company released the litigation accrual related to this suit in full in the third quarter of fiscal 2005.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. The Company has agreed to enter into a $0.4 million settlement agreement, pending approval by the bankruptcy court. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

15. Facility Maximization Project

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility (the “facility maximization project”). The facility maximization project was approved by the Company’s Board of Directors on August 9, 2004, and the transition of all production processes was completed by the end of the Company’s third fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter. However, the transfer of production was slowed to accommodate the training of associates and the completion of certain manufacturing system enhancements. During the delayed transition the Company experienced production inefficiencies which resulted in delayed deliveries to its customers. While the production processes have been transferred, it is currently estimated that the Company will incur an additional $0.3 million of costs during the fourth fiscal quarter of 2005 primarily related to contingencies and other miscellaneous expenses to finalize the completion of the project. The benefits of the project are expected to begin to impact the Company’s statement of operations in the first fiscal quarter of 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the thirty-nine weeks of fiscal 2005, the Company incurred approximately $7.7 million in costs associated with the facility maximization project, which consist of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. Cost of goods sold included $5.8 million and selling, general and administrative expenses included $1.9 million of these expenses in the accompanying consolidated statements of operations. In addition, capital expenditure costs related to the project were $2.1 million during the thirty-nine weeks ended October 29, 2005. The Company anticipates total capital expenditures of approximately $4.7 million related to the project, $1.9 million more than originally anticipated.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.2 million of Crossley’s outstanding sinking fund bonds. The forgiveness will commence in the fourth quarter of fiscal 2005, will be over the remaining five-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees during the year. The debt is also non-interest bearing.

The costs incurred and the anticipated expenditures remaining are as follows (in millions):

(Amounts in millions)	Anticipated Total Expenditures as of August 10, 2004	Change in Estimate of Expenditures as of October 29, 2005	Amounts Incurred as of October 29, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$2.1	$—
Contractual Obligations and Professional Fees	3.1	(1.9)	1.2	—
Other Project Costs	1.5	7.2	8.4	0.3

Gross Project Expenditures	$6.4	$5.6	$11.7	$0.3

The accrued facility maximization costs at October 29, 2005 and January 29, 2005 amounted to $0.1 million and $0.8 million, respectively, which consisted of severance and other project related costs. These costs are included in accrued expenses in the accompanying consolidated balance sheets.

16. Employee Benefit Plans

The Company maintains a defined benefit program for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the plan. Participant accounts are credited with interest at the plan rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the plan beyond minimum funding requirements as is deemed appropriate by management. The plan was funded as of January 29, 2005 such that no minimum contribution is required in the 2005 plan year. Plan assets at October 29, 2005 and January 29, 2005 were invested primarily in mutual funds and money market funds.

Net periodic pension cost (benefit) for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Interest cost on projected benefit obligation	$57	$69	$177	$206
Expected return on plan assets	(77)	(2)	(243)	(183)
Recognized net actuarial (gains) losses	32	25	94	74
Settlement loss	32	—	145	—

Net periodic pension cost (benefit)	$44	$92	$173	$97

The Company incurred a settlement loss of $0.1 million during the thirty-nine weeks ended October 29, 2005 due to the closure of the Santa Ana, California facility (see Note 15 – Facility Maximization Project).

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

Net periodic pension cost for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost – benefits earned during the period	$262	$140	$787	$419
Interest cost on projected benefit obligation	116	101	347	303
Expected return on plan assets	(133)	(110)	(400)	(330)
Recognized net actuarial losses	—	—	2	1

Net periodic pension cost	$245	$131	$736	$393

Post-retirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the plan currently in effect. The plan is unfunded.

Net periodic post-retirement benefit costs for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost – benefits earned during the period	$39	$59	$130	$142
Interest cost on projected benefit obligation	30	45	92	107
Curtailment gain	—	—	(77)	—

Net periodic post-retirement benefit cost	$69	$104	$145	$249

Due to the closure of the Santa Ana, California facility (see Note 15-Facility Maximization Project), the Company incurred a curtailment gain of $0.1 million in the second quarter of fiscal 2005.

17. Income Taxes

The Company had income tax expense of $0.2 million and $0.6 million for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively, compared to $2.4 million and $8.4 million for the thirteen weeks and thirty-nine weeks ended October 30, 2004, respectively. During the thirteen weeks and thirty-nine weeks ended October 29, 2005, the Company reported net profitability in its domestic operations against which tax expense was recorded. Larger losses were incurred in the Company’s foreign operations for each of the respective time periods, against which no tax benefit can be recognized. The tax expense for the thirteen weeks and thirty-nine weeks ended October 30, 2004 was primarily due to profitability in the Company’s domestic operations, a loss in the Company’s foreign operations against which no tax benefit can be recognized, and the recognition in the third quarter of fiscal year 2004 of a $0.9 million valuation allowance against certain state income tax credits due to the closure of the Santa Ana, California facility (see Note 15 – Facility Maximization Project).

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. Condensed Consolidating Financial Statements

The 9.75% Notes of the Company are guaranteed by the Company’s domestic subsidiaries. Effective August 18, 2004, Monterey was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility, which was amended by the Company on February 20, 2002, May 1, 2004, August 18, 2004, and October 29, 2005. The terms of the guarantees match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of October 29, 2005 is $216.9 million. This represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. The condensed consolidating financial information of the Company and its subsidiaries as of October 29, 2005 and January 31, 2004, and for each of the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, are as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

October 29, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,664	$1	—	$14,665	$1,967	$—	$16,632
Accounts receivable, net	89	34,562	—	34,651	8,864	—	43,515
Inventories	24,064	3,473	—	27,537	16,720	—	44,257
Deferred tax assets	4,232	243	—	4,475	2,050	—	6,525
Prepaid expenses and other	888	—	—	888	851	—	1,739

Total current assets	43,937	38,279	—	82,216	30,452	—	112,668

PROPERTY, PLANT AND EQUIPMENT, net	34,158	13,261	—	47,419	23,686	—	71,105
DEFERRED TAX ASSETS	—	—	—	—	3,017	(3,017)	—
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	29,138	—	—	29,138	—	—	29,138
INVESTMENT IN SUBSIDIARIES	82,519	—	(17,224)	65,295	—	(65,295)	—
OTHER ASSETS	6,144	92	—	6,236	173	—	6,409

TOTAL ASSETS	$258,282	$57,263	$(17,224)	$298,321	$87,689	$(68,312)	$317,698

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,422	$2,251	$—	$8,673	$8,705	$—	$17,378
Accrued expenses	12,511	(146)	—	12,365	7,063	—	19,428
Current portion of long-term debt	321	—	—	321	3,506	—	3,827

Total current liabilities	19,254	2,105	—	21,359	19,274	—	40,633

INTERCOMPANY (RECEIVABLE) PAYABLE	(35,385)	33,047	—	(2,338)	4,461	(2,123)	—
OTHER LIABILITIES, including post-retirement obligation	4,620	—	—	4,620	—	—	4,620
DEFERRED TAX LIABILITIES	9,081	1,367	—	10,448	—	(2,869)	7,579
LONG-TERM DEBT, net of current portion	212,607	—	—	212,607	2,376	—	214,983
MINORITY INTEREST	—	—	—	—	(24)	440	416

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Commons tock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(23,589)	20,744	(17,224)	(20,069)	(2,767)	(199)	(23,035)
Accumulated other comprehensive income (loss)	(954)	—	—	(954)	1,055	(247)	(146)

Total stockholder’s equity	48,105	20,744	(17,224)	51,625	61,602	(63,760)	49,467

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$258,282	$57,263	$(17,224)	$298,321	$87,689	$(68,312)	$317,698

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,110	$—	$—	$23,110	$2,616	$—	$25,726
Accounts receivable, net	23,959	2,899	—	26,858	15,005	—	41,863
Inventories	18,741	3,491	—	22,232	16,746	—	38,978
Deferred tax assets	2,985	68	—	3,053	2,359	—	5,412
Prepaid expenses and other	464	—	—	464	975	374	1,813

Total current assets	69,259	6,458	—	75,717	37,701	374	113,792

PROPERTY, PLANT AND EQUIPMENT, net	32,344	14,739	—	47,083	20,604	—	67,687
DEFERRED TAX ASSETS	—	—	—	—	2,868	(2,868)	—
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	30,979	164	—	31,143	—	—	31,143
INVESTMENT IN SUBSIDIARIES	69,640	—	749	70,389	—	(70,389)	—
OTHER ASSETS	7,327	93	—	7,420	190	—	7,610

TOTAL ASSETS	$271,935	$27,085	$749	$299,769	$91,724	$(72,883)	$318,610

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,145	$2,052	$—	$10,197	$8,016	$—	$18,213
Accrued expenses	17,519	(528)	—	16,991	10,863	374	28,228
Current portion of long-term debt	321	—	—	321	392	—	713

Total current liabilities	25,985	1,524	—	27,509	19,271	374	47,154

INTERCOMPANY (RECEIVABLE) PAYABLE	(25,217)	25,706	—	489	(489)	—	—
OTHER LIABILITIES, including post-retirement obligation	4,468	—	—	4,468	416	—	4,884
DEFERRED TAX LIABILITIES	7,234	604	—	7,838	9	(2,868)	4,979
LONG-TERM DEBT, net of current portion	205,848	—	—	205,848	1,688	—	207,536
MINORITY INTEREST	—	—	—	—	—	440	440

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Commons tock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(17,806)	(749)	749	(17,806)	7,688	(7,688)	(17,806)
Accumulated other comprehensive Income (loss)	(1,225)	—	—	(1,225)	(173)	173	(1,225)

Total stockholder’s equity	53,617	(749)	749	53,617	70,829	(70,829)	53,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$271,935	$27,085	$749	$299,769	$91,724	$(72,883)	$318,610

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended October 29, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$37,960	$66,579	$(30,455)	$74,084	$21,873	$(14,211)	$81,746
Cost of Goods Sold	35,339	47,626	(30,455)	52,510	20,523	(14,211)	58,822
Selling, General & Administrative Expenses	7,387	7,729	—	15,116	5,413	—	20,529
Amortization	614	—	—	614	—	—	614

Operating Expenses	43,340	55,355	(30,455)	68,240	25,936	(14,211)	79,965

Operating Income (Loss)	(5,380)	11,224	—	5,844	(4,063)	—	1,781
Minority Interest in Income of Subsidiary	—	—	—	—	(15)	—	(15)
Equity in Earnings of Subsidiaries	3,101	—	—	3,101	—	(3,101)	—
Loss on Disposal of Fixed Assets	26	—	—	26	5	—	31
Net Interest Expense	5,316	—	—	5,316	41	—	5,357

Income (Loss) Before Income Taxes	(7,621)	11,224	—	3,603	(4,124)	(3,101)	(3,622)
Income Tax Expense (Benefit)	(3,366)	4,456	—	1,090	(892)	—	198

Net Income (Loss)	$(4,255)	$6,768	$—	$2,513	$(3,232)	$(3,101)	$(3,820)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended October 30, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$54,445	$7,308	$(1,642)	$60,111	$33,232	$(10,842)	$82,501

Cost of Goods Sold	34,715	7,008	(1,642)	40,081	25,775	(10,842)	55,014
Selling, General & Administrative Expenses	10,999	—	—	10,999	6,549	—	17,548
Amortization	603	165	—	768	—	—	768

Operating Expenses	46,317	7,173	(1,642)	51,848	32,324	(10,842)	73,330

Operating Income	8,128	135	—	8,263	908	—	9,171
Minority Interest in Income of Subsidiary	—	—	—	—	(2)	—	(2)
Equity in Earnings of Affiliate	—	—	—	—	117	—	117
Equity in Loss of Subsidiaries	(164)	—	—	(164)	—	164	—
Net Interest Expense	4,855	—	—	4,855	21	—	4,876
Other Expense	—	133	—	133	—	—	133

Income Before Income Taxes	3,109	2	—	3,111	1,002	164	4,277
Income Tax Expense	1,282	2	—	1,284	1,166	—	2,450

Net Income (Loss)	$1,827	$—	$—	$1,827	$(164)	$164	$1,827

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirty-Nine Weeks Ended October 29, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$112,079	$208,858	$(97,084)	$223,853	$61,304	$(40,023)	$245,134

Cost of Goods Sold	100,582	148,404	(97,084)	151,902	59,953	(40,023)	171,832
Selling, General & Administrative Expenses	22,522	24,518	—	47,040	13,433	—	60,473
Amortization	1,842	164	—	2,006	—	—	2,006

Operating Expenses	124,946	173,086	(97,084)	200,948	73,386	(40,023)	234,311

Operating Income (Loss)	(12,867)	35,772	—	22,905	(12,082)	—	10,823
Minority Interest in Loss of Subsidiary	—	—	—	—	24	—	24
Equity in Earnings of Subsidiaries	10,604	—	—	10,604	—	(10,604)	—
Loss on Disposal of Fixed Assets	3	—	—	3	122	—	125
Net Interest Expense	15,214	—	—	15,214	136	—	15,350

Income (Loss) Before Income Taxes	(17,480)	35,772	—	18,292	(12,316)	(10,604)	(4,628)
Income Tax Expense (Benefit)	(11,816)	14,278	—	2,462	(1,861)	—	601

Net Income (Loss)	$(5,664)	$21,494	$—	$15,830	$(10,455)	$(10,604)	$(5,229)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirty-Nine Weeks Ended October 30, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$176,051	$23,185	$(5,160)	$194,076	$93,695	$(27,983)	$259,788

Cost of Goods Sold	106,822	21,846	(5,160)	123,508	71,472	(27,983)	166,997
Selling, General & Administrative Expenses	36,635	—	—	36,635	22,047	—	58,682
Amortization	1,807	492	—	2,299	—	—	2,299

Operating Expenses	145,264	22,338	(5,160)	162,442	93,519	(27,983)	227,978

Operating Income	30,787	847	—	31,634	176	—	31,810
Minority Interest in Loss of Subsidiary	—	—	—	—	20	—	20
Equity in Earnings of Affiliate	—	—	—	—	893	—	893
Equity in Loss of Subsidiaries	(410)	—	—	(410)	—	410	—
Net Interest Expense	15,074	—	—	15,074	75	—	15,149
Other Expense	—	133	—	133	—	—	133

Income Before Income Taxes	15,303	714	—	16,017	1,014	410	17,441
Income Tax Expense	6,280	290	—	6,570	1,848	—	8,418

Net Income (Loss)	$9,023	$424	$—	$9,447	$(834)	$410	$9,023

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended October 29, 2005

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(9,374)	$80	$(550)	$(9,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,734)	(79)	(3,784)	(9,597)

Net cash used in investing activities	(5,734)	(79)	(3,784)	(9,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	15,000	—	3,960	18,960
Repayments of revolving credit facility	(8,000)	—	(888)	(8,888)
Proceeds from long-term debt	—	—	749	749
Repayments of long-term debt	(241)	—	(19)	(260)
Financing costs	(97)	—	—	(97)

Net cash provided by financing activities	6,662	—	3,802	10,464

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(117)	(117)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,446)	1	(649)	(9,094)

CASH AND CASH EQUIVALENTS, beginning of period	23,110	—	2,616	25,726

CASH AND CASH EQUIVALENTS, end of period	$14,664	$1	$1,967	$16,632

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended October 30, 2004

(Unaudited and In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$9,843	$135	$4,099	$14,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	—	922	922
Additions to property, plant and equipment	(1,681)	(135)	(4,831)	(6,647)

Net cash used in investing activities	(1,681)	(135)	(3,909)	(5,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,280	—	—	15,280
Repayments of revolving credit facilities	(15,280)	—	—	(15,280)
Repayments of long-term debt	—	—	(1,618)	(1,618)
Financing costs	(380)	—	—	(380)

Net cash used in financing activities	(380)	—	(1,618)	(1,998)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	163	163

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,782	—	(1,265)	6,517

CASH AND CASH EQUIVALENTS, beginning of period	6,667	—	4,374	11,041

CASH AND CASH EQUIVALENTS, end of period	$14,449	$—	$3,109	$17,558

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

GENERAL

Collins & Aikman Floorcoverings, Inc. is a manufacturer of floorcovering products principally for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpet. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the United Kingdom (“U.K.”), and China.

The Company is a wholly owned subsidiary of Tandus Group, Inc. Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC and Banc of America Capital Investors control a majority of the outstanding capital stock of Tandus Group, Inc.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	72.0	66.7	70.1	64.3

Gross Profit	28.0	33.3	29.9	35.7
Selling, General & Administrative Expenses	25.1	21.3	24.7	22.6
Amortization	0.7	0.9	0.8	0.9

Operating Income	2.2	11.1	4.4	12.2

Net Interest Expense	6.6	5.9	6.3	5.8

Net Income (Loss)	(4.7)	2.2	(2.1)	3.5

Adjusted EBITDA	8.3	16.4	11.5	16.8

Thirteen Weeks Ended October 29, 2005 As Compared with the Thirteen Weeks Ended October 30, 2004

Net Sales. Net sales for the thirteen weeks ended October 29, 2005 were $81.7 million, a decrease of 1.0% from the $82.5 million for the thirteen weeks ended October 30, 2004. Net sales of the Company’s Floorcoverings segment were $75.3 million for the thirteen weeks ended October 29, 2005 as compared to $76.8 million for the thirteen weeks ended October 30, 2004, a decrease of $1.5 million or 2.0%, primarily attributable to the North American operations. Within these operations, the decrease in the Floorcoverings segment’s net sales was primarily attributable to a 16.4% decrease in broadloom sales combined with a 6.1% decrease in sales of 6-foot roll goods. Partially offsetting these declines was a 19.8% increase in the sales of carpet tiles. The decrease in overall net sales was partially driven by customers’ budget constraints which resulted in those customers trading down on product brands and/or types. The Company had also entered into certain price agreements, and had provided transactional quotes for certain products, prior to increases in the prices of raw materials used by the Company in the manufacturing of its products. In addition, contributing to the decline in broadloom sales were operational complications associated with the facility maximization project, as discussed more fully herein and in Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. From an end use perspective, the current quarter results reflect a 5.6% decrease in Institutional sales and a 0.1% decrease in Corporate sales, including Retail. Net sales of the Extrusion segment were $6.4 million for the thirteen weeks ended October 29, 2005 as compared to $5.7 million for the thirteen weeks ended October 30, 2004, an increase of $0.7 million or 12.3%. The increase in sales for the Extrusion segment was due to higher sales to seven of the Extrusion segment’s ten largest customers during the current quarter.

Cost of Goods Sold. Cost of goods sold was $58.8 million for the thirteen weeks ended October 29, 2005 as compared to $55.0 million in the thirteen weeks ended October 30, 2004. The increase was partially due to increases in the prices of several raw materials, including yarns, resins, and other agents and chemicals. The Company also incurred facility maximization costs of $0.8 million for the thirteen weeks ended October 29, 2005 as compared to the prior year period of $0.4 million related to the Company’s planned closure of its manufacturing facility in Santa Ana, California and transfer of production to its existing Truro, Nova Scotia facility. (See further discussion in “Liquidity and Capital Resources” contained herein and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.) In addition, in the current quarter cost of sales was impacted by a $0.5 million write-down related to inventory that will not be transferred from the Santa Ana, California facility to the Truro, Nova Scotia facility. As a percentage of sales, cost of goods sold were 72.0% and 66.7% for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively. The percentage increase is primarily attributable to lower overall sales volume in addition to the impact of rising raw material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $20.5 million for the thirteen weeks ended October 29, 2005, an increase of 17.1% from $17.5 million in the thirteen weeks ended October 30, 2004. This increase was primarily due to higher marketing-related expenses of $0.7 million, higher professional services expenses of $0.5 million, increased commissions of $0.3 million, and a decrease in the foreign currency transaction gain of $0.8 million. During the period the Company also incurred $0.2 million of supplementary administrative costs related to the delayed exit from the Santa Ana, California facility, $0.5 million in severance charges related to specific staffing reductions, and recorded a $0.4 million litigation settlement related to the Company’s previous ownership interest in Chroma Systems Partners due to an alleged claim by Enron Energy Services, Inc. (See further discussion in Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 and Legal Proceedings in Part II, Item 1.) In addition, the Company incurred facility maximization costs of $1.1 million for the thirteen weeks ended October 29, 2005, as compared to the prior year period of $0.6 million. As a percentage of sales, these expenses increased to 25.1% from 21.3% in the prior year.

Amortization. Intangible asset amortization decreased to $0.6 million for the thirteen weeks ended October 29, 2005 as compared to $0.8 million for the thirteen weeks ended October 30, 2004. The decrease was due to the Company’s supply agreement being fully amortized as of April 30, 2005.

Interest Expense. Net interest expense increased to $5.3 million for the thirteen weeks ended October 29, 2005 as compared to $4.9 million for the thirteen weeks ended October 30, 2004, which included minimal interest income.

Income Taxes. The Company had income tax expense of $0.2 million for the thirteen weeks ended October 29, 2005 as compared to $2.5 million for the thirteen weeks ended October 30, 2004. During the thirteen weeks ended October 29, 2005, the Company experienced net profitability in its domestic operations against which an income tax provision was recorded. Larger losses were incurred in the Company’s foreign operations, against which no tax benefit can be recognized. The tax expense for the thirteen weeks ended October 30, 2004 was primarily due to profitability in the Company’s domestic operations, loss in the Company’s foreign operations against which no tax benefit can be recognized, and the recognition of a $0.9 million valuation allowance against certain state income tax credits due to the closure of the Santa Ana, California facility (see Note 15 – Facility Maximization Project).

Net Income (Loss). The Company incurred a net loss for the thirteen weeks ended October 29, 2005 of $3.8 million compared to net income of $1.8 million in the thirteen weeks ended October 30, 2004. This was primarily due to the combined result of lower net sales and higher cost of goods sold, as discussed above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than write-down of current assets), costs related to board approved acquisitions and attempted acquisitions, expenses related to the facility maximization project plus minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended October 29, 2005 decreased to $6.8 million from $13.5 million in the thirteen weeks ended October 30, 2004. As a percentage of sales, Adjusted EBITDA was 8.3% in the thirteen weeks ended October 29, 2005 compared to 16.4% in the thirteen weeks ended October 30, 2004. The decrease was principally due to the lower sales volume in the Floorcoverings segment, coupled with higher cost of goods sold and selling, general and administrative expenses. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as a benchmark for its annual budget and long range plan and as a valuation method for potential acquisitions. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
Net income (loss)	$(3,820)	$1,827
Income tax expense	198	2,450
Net interest expense	5,357	4,876
Depreciation	2,532	2,569
Amortization	614	768
Equity in earnings of Chroma	—	(117)
Facility maximization costs	1,865	1,018
Loss on disposal of fixed assets	31	—
Minority interest in income of subsidiary	15	2
Other noncash expense	—	133

Adjusted EBITDA	$6,792	$13,526

Thirty-Nine Weeks Ended October 29, 2005 As Compared with the Thirty-Nine Weeks Ended October 30, 2004

Net Sales. Net sales for the thirty-nine weeks ended October 29, 2005 were $245.1 million, a decrease of 5.7% from the $259.8 million for the thirty-nine weeks ended October 30, 2004. Net sales of the Company’s Floorcoverings segment were $225.7 million for the thirty-nine weeks ended October 29, 2005 as compared to $241.8 million for the thirty-nine weeks ended October 30, 2004, a decrease of $16.1 million or 6.7%, primarily attributable to the North American operations. Within these operations, the decrease in the Floorcoverings segment’s net sales was primarily attributable to a 17.7% decrease in broadloom sales combined with a 9.4% decrease in sales of 6-foot roll goods. Partially offsetting these declines was a 10.7% increase in the sales of carpet tiles. The decrease in overall net sales was partially driven by customers’ budget constraints which resulted in those customers trading down on product brands and/or types. The Company had also entered into certain price agreements, and had provided transactional quotes for certain products, prior to increases in the prices of raw materials used by the Company in the manufacturing of its products. In addition, contributing to the decline in broadloom sales were operational complications associated with the facility maximization project, as discussed more fully herein and in Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. From an end use perspective, the current thirty-nine weeks results reflect a 7.1% decrease in Institutional sales. In addition, Corporate sales, including Retail, experienced an 8.1% decline. Net sales of the Extrusion segment were $19.4 million for the thirty-nine weeks ended October 29, 2005 as compared to $18.0 million for the thirty-nine weeks ended October 30, 2004, an increase of $1.4 million or 7.8%. The increase in sales for the Extrusion segment was due to overall higher sales to the Extrusion segment’s external customers during the thirty-nine weeks ended October 29, 2005.

Cost of Goods Sold. Cost of goods sold was $171.8 million for the thirty-nine weeks ended October 29, 2005 as compared to $167.0 million in the thirty-nine weeks ended October 30, 2004. The increase was primarily due to the inclusion in the 2005 period expenses of $5.8 million related to the Company’s planned closure of its manufacturing facility in Santa Ana, California and transfer of production to its existing Truro, Nova Scotia facility, as compared to 2004 period expenses of $0.4 million. (See further discussion in “Liquidity and Capital Resources” contained herein and Note 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.) Excluding the facility maximization costs, cost of goods sold for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 were $166.0 million, or 67.7%, and $166.6 million, or 64.1%, respectively. Cost of sales in the current year to date period was also impacted by a $0.5 million write-down related to inventory that will not be transferred from the Santa Ana, California facility to the Truro, Nova Scotia facility. In addition, the Company has also experienced increases in the prices of several raw materials, including yarns, resins, and other agents and chemicals. As a percentage of sales, costs of goods sold were 70.1% and 64.3%, respectively. The percentage increase is primarily attributable to lower overall sales volume in addition to the impact of rising raw material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirty-nine weeks ended October 29, 2005 were $60.5 million, an increase of 3.1% from $58.7 million in the thirty-nine weeks ended October 30, 2004. The increase was primarily due to higher samples expense of $0.8 million, and a decrease in the foreign currency transaction gain of $0.7 million, partially offset by lower salaries, taxes and benefits of $2.2 million and lower professional services expenses of $1.0 million. During the period the Company also incurred $1.1 million of supplementary administrative costs related to the delayed exit from the Santa Ana, California facility, $0.5 million in severance charges related to specific staffing reductions, and recorded a $0.4 million litigation settlement related to the Company’s previous ownership interest in Chroma Systems Partners due to an alleged claim by Enron Energy Services, Inc. (See further discussion in Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 and Legal Proceedings in Part II, Item 1.) In addition, the Company incurred facility maximization costs of $1.9 million for the thirty-nine weeks ended October 29, 2005, as compared to the prior year period of $0.6 million. As a percentage of sales, these expenses increased to 24.7% from 22.5% in the prior year.

Amortization. Intangible asset amortization decreased to $2.0 million for the thirty-nine weeks ended October 29, 2005 as compared to $2.3 million for the thirty-nine weeks ended October 30, 2004. The decrease was due to the Company’s supply agreement being fully amortized as of April 30, 2005.

Interest Expense. Net interest expense for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 was $15.3 million and $15.1 million, respectively, which included interest income of $0.2 million and $0.1 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

Income Taxes. The Company had income taxes of $0.6 million for the thirty-nine weeks ended October 29, 2005 as compared to expense of $8.4 million for the thirty-nine weeks ended October 30, 2004. During the thirty-nine weeks ended October 29, 2005, the Company experienced net profitability in its domestic operations against which tax expense was recorded. Larger losses were incurred in the Company’s foreign operations, against which no tax benefit can be recognized. The tax expense for the thirty-nine weeks ended October 30, 2004 is a result of profitability in the Company’s domestic operations, a loss in the Company’s foreign operations against which no tax benefit can be recognized, and a $0.9 million valuation allowance in the third quarter of fiscal year 2004 against certain state income tax credits related to the closure of the Company’s Santa Ana, California facility (see Note 15 – Facility Maximization Project).

Net Income (Loss). The Company incurred a net loss of $5.2 million for the thirty-nine weeks ended October 29, 2005 compared to net income of $9.0 million for the thirty-nine weeks ended October 30, 2004. The primary contributors were a decrease in net sales coupled with higher facility maximization charges, as discussed above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to board approved acquisitions and attempted acquisitions, expenses related to the facility maximization project plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirty-nine weeks ended October 29, 2005 decreased to $28.1 million from $43.7 million in the thirty-nine weeks ended October 30, 2004. As a percentage of sales, Adjusted EBITDA was 11.5% in the thirty-nine weeks ended October 29, 2005 compared to 16.8% in the thirty-nine weeks ended October 30, 2004. The decrease in the thirty-nine weeks ended October 29, 2005 was principally due to lower sales volume in the Floorcoverings segment. In addition, due to the Company’s withdrawal from the Chroma partnership as discussed in Note 12 of the “Notes to Consolidated Financial Statements” contained herein in Item 1, the Company’s Adjusted EBITDA decreased due to the termination of receipt of Chroma dividends. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as a benchmark for its annual budget and long range plan and as a valuation method for potential acquisitions. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
Net income (loss)	$(5,229)	$9,023
Income taxe expense	601	8,418
Net interest expense	15,350	15,149
Depreciation	7,567	7,688
Amortization	2,006	2,299
Chroma cash dividends	—	922
Equity in earnings of Chroma	—	(893)
Facility maximization costs	7,691	1,018
Loss on disposal of fixed assets	125	—
Minority interest in loss of subsidiary	(24)	(20)
Other noncash expense	—	133

Adjusted EBITDA	$28,087	$43,737

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has funded its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash used in operating activities for the thirty-nine weeks ended October 29, 2005 was $9.8 million compared to net cash provided by operating activities of $14.1 million for the thirty-nine weeks ended October 30, 2004. The change was primarily due to the increased net loss of $14.2 million, coupled with higher working capital requirements of $9.7 million.

Net cash used in investing activities in the thirty-nine weeks ended October 29, 2005 was $9.6 million compared to $5.7 million in the thirty-nine weeks ended October 30, 2004. The increase in cash used in investing activities in the current year was due to increased capital expenditures. Capital expenditures for the thirty-nine weeks ended October 29, 2005 were $9.6 million compared to $6.6 million for the thirty-nine weeks ended October 30, 2004. Included in capital expenditures for the 2005 period is $2.1 million related to the facility maximization project. The Company anticipates capital expenditures for the remainder of the year to be approximately $1.2 million, including $0.6 million related to the completion of the facility maximization project.

Net cash provided by financing activities for the thirty-nine weeks ended October 29, 2005 was $10.5 million compared to net cash used in financing activities of $2.0 million in the thirty-nine weeks ended October 30, 2004. The cash provided by financing activities was due primarily to net cash borrowings in fiscal 2005. The cash used in financing for the 2004 period related to repayments of long-term debt.

The Company has significant indebtedness which, as of October 29, 2005, consists of $175.0 million of 9.75% senior subordinated notes due 2010 (the “9.75% Notes”), a $109.0 million credit facility which had an outstanding balance of $30.7 million in term loan borrowings (the “Senior Credit Facility”), $4.9 million in purchase money and other indebtedness, and $1.2 million in sinking fund bonds under Crossley. As of October 29, 2005, the Company’s $50.0 million revolving line of credit had $7.0 million in borrowings outstanding and $4.3 million of letters of credit outstanding leaving total availability of $38.7 million.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The amount due on each date during fiscal 2005 is $8.5 million.

The Company’s ability to make scheduled payments of principal, interest, or to refinance its indebtedness, depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond its control. However, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures. Potential acquisitions of businesses that complement existing operations are periodically evaluated. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions, the Company may determine to finance any such transaction with existing sources of liquidity.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility. The plan to close the facility was approved on August 9, 2004, and the transition of all production processes was completed by the end of the Company’s third fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter in 2005. However, the transfer of production was slowed to accommodate the training of associates and the completion of certain manufacturing system enhancements. During the delayed transition the Company experienced production inefficiencies which resulted in delayed deliveries to its customers. It is currently estimated that the remaining costs associated with the project will be approximately $0.3 million and consist primarily of contingency-related expenses. The Company also expects additional capital expenditures of approximately $0.6 million related to the project.

As part of the facility maximization project, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.2 million of Crossley’s outstanding sinking fund bonds. The forgiveness will commence in the fourth quarter of fiscal 2005, will be over the remaining five-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees. The debt is also non-interest bearing.

The costs incurred and the anticipated expenditures remaining are as follows (in millions):

	Anticipated Total Expenditures As of August 20, 2004	Change in Estimate of Expenditures As of October 29, 2005	Amounts Incurred As of October 29, 2005	Anticipated Remaining Expenditures
Severance Costs	$1.8	$0.3	$2.1	$—
Contractual Obligations and Professional Fees	3.1	(1.9)	1.2	—
Other Project Costs	1.5	7.2	8.4	0.3

Gross Project Expenditures	$6.4	$5.6	$11.7	$0.3

The accrued facility maximization costs at January 29, 2005 and October 29, 2005 amounted to $0.8 million and $0.1 million, respectively, which consisted of severance and other projected related costs. These costs are included in accrued expenses in the accompanying consolidated balance sheets.

Effective October 29, 2005, the Company amended its Senior Credit Facility to modify certain financial covenants. The amendment eliminated the interest coverage ratio requirement and modified the fixed charge coverage ratio (as defined) for third quarter of fiscal 2005 and all future measurement periods to be 1.0 to 1.0. The amendment also provides for the incurrence of additional costs related to the Company’s broadloom consolidation project. There was no modification to the senior leverage ratio covenant. The Company was in compliance with all covenants as of October 29, 2005 and currently expects to remain in compliance throughout fiscal 2005, although no assurances to that effect can be given. In addition to the modification to the covenants, the amendment reset the Company’s $5 million investment basket and provides the Company the ability to purchase its Subordinated Notes subject to a minimum senior leverage ratio and minimum liquidity requirements. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Senior Subordinated Notes (the “9.75% Notes”).

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements.

EFFECTS OF INFLATION

Petroleum-based products comprise a predominant portion of raw materials the Company uses in manufacturing. While the Company attempts to match these increases with corresponding price increases, large increases in the cost of petroleum-based raw materials has and could adversely affect the future financial results of the Company if it is unable to pass through such price increases in raw material costs to customers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP FAS 123(R)-2”). FSP FAS 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in FASB Statement No. 123(R), “Share-Based Payment” (“SFAS No.

123(R)”), regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP FAS 123(R)-2 is to be applied upon initial adoption of SFAS No, 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company does not expect the adoption of FSP FAS 123(R)-2 to have a material impact on its consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance is to be applied to the first reporting period beginning after December 15, 2005. Early adoption and retrospective application are permitted but not required. The Company does not expect the adoption of the provisions of FSP FAS 13-1 to have a material impact on its consolidated financial statements.

In August 2005, the FASB issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. A freestanding instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) or was subject to SFAS No. 123 (R) upon initial adoption shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The deferral excludes awards exchanged for nonemployee services or a combination of employee and nonemployee services. The deferral does not have a material impact on the Company’s consolidated financial statements.

In July 2005, the FASB issued FASB Staff Position APB 18-1, “Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, upon a Loss of Significant Influence” (“FSP APB 18-1”). FSP APB 18-1 requires that if an investor loses significant influence over an investee, the investor’s proportionate share of the investee’s equity adjustments for Other Comprehensive Income should be offset against the carrying value of the investment at the time significant influence is lost by the investor. To the extent that the offset results in a negative carrying value of the investment, an investor should reduce the carrying value of the investment to zero and record the remaining balance in income. FSP APB 18-1 is effective as of the first reporting period beginning after July 12, 2005. Comparative financial statements shall be retrospectively adjusted to reflect application of these provisions. The adoption of FSP APB 18-1 did not have an impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that this deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company is currently evaluating the benefit, if any, that FSP No. 109-1 will have on its consolidated financial statements, and expects to complete the evaluation within the fourth quarter of fiscal year 2005.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. Accordingly the Company will adopt SFAS No. 123R on January 29, 2006. The Company does not expect that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS No. 151 and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Foreign Currency Translation. Effective July 31, 2005, the Company’s Canadian subsidiary adopted the U.S. dollar as its functional currency. Prior to this date, the Canadian dollar had served as the subsidiary’s functional currency. The transition to the U.S. dollar as the functional currency is primarily due to the high volume of this subsidiary’s transactions that are denominated in U.S. dollars, the high volume of intercompany transactions, and the extensive interrelationship between the Company’s U.S. operations and those of the Canadian subsidiary. The financial information of the Company’s Canadian subsidiary for the quarter ended July 30, 2005 and prior periods have been presented in U.S. dollars in accordance with a translation of convenience method using the exchange rate at July 30, 2005 of US$1.00 - CDN$1.2241, the Bank of Canada closing buying rate at July 30, 2005. For periods subsequent to July 30,

2005, the Canadian dollar amounts are remeasured into the U.S. dollar reporting currency using the temporal method. When the temporal method is used to translate the local currency of a foreign entity into its functional currency, the resulting translation adjustment is reported in the current period’s statement of operations.

Assets and liabilities of the Company’s U.K. and Asian subsidiaries are translated to U.S. dollars at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholder’s equity. Foreign currency gains (losses) are recognized in the current period’s statement of operations.

Foreign currency gains recognized in the consolidated statements of operations were $0.1 million and $0.8 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, and $0.8 million for the thirteen weeks ended October 30, 2004. There was minimal foreign currency loss for the thirteen-week period ended October 29, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There was no material change during the thirty-nine weeks ended October 29, 2005 in the information provided in response to Part I, Item 7A of the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2005.

Item 4. Controls and Procedures

As of October 29, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 21, 2005, the Company filed in Rome, Georgia a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface Corporation, regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. The parties are preparing a joint preliminary report and discovery plan that will be filed with the court on December 21, 2005.

As previously reported, Employers Mutual Insurance Companies (“EMC”) filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging that carpet tile sold by the Company to EMC in 1996 and 1997 experienced premature wearing and discoloration, and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose and awarded EMC $0.8 million in damages for full replacement of this carpet. The Company appealed and on August 16, 2005, the appellate court granted the Company’s appeal. Subsequently, on September 12, 2005, EMC agreed to terminate its suit, releasing the Company of all liability for damages. Accordingly, the Company released the litigation accrual related to this suit in full in the third quarter of fiscal 2005.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), is a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners are liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. The Company has agreed to enter into a $0.4 million settlement agreement, pending approval by the bankruptcy court. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the facility maximization project.

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

Item 5. Other Information

Effective October 29, 2005, the Company amended its Senior Credit Facility to modify certain financial covenants. The amendment eliminated the interest coverage ratio requirement and modified the fixed charge coverage ratio (as defined) for third quarter of fiscal 2005 and all future measurement periods to be 1.0 to 1.0. The amendment also provides for the incurrence of additional costs related to the Company’s broadloom consolidation project. There was no modification to the senior leverage ratio covenant. The Company was in compliance with all covenants as of October 29, 2005. In addition to the modification to the covenants, the amendment reset the Company’s $5 million investment basket and provides the Company the ability to purchase its Subordinated Notes subject to a minimum senior leverage ratio and minimum liquidity requirements.

Item 6. Exhibits

(a)	Exhibits

10.16	Amendment No. 4 to Credit Agreement, dated October 29, 2005, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse, as Administrative Agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. (Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)