Form 10-K
period 2006-01-28
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2006-05-04
CIK 1037123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-88212

COLLINS & AIKMAN FLOORCOVERINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2151061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

311 Smith Industrial Boulevard

Dalton, Georgia 30721

(Address of principal executive offices)

(706) 259-9711

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Act). Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2006, 1,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding and held entirely by Tandus Group, Inc. None of the Registrant’s common stock was held by non-affiliates.

Documents incorporated by reference: None.

Cautionary Statement Regarding Forward-Looking Statements

Collins & Aikman Floorcoverings, Inc., together with its subsidiaries, unless the context implies otherwise (“the Company”), has made in this Form 10-K and from time to time may make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to investors. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Annual Report on Form 10-K as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; continued compliance with the covenants under the Company’s Senior Credit Facility; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; and environmental matters. The Company undertakes no obligation to revise these statements following the date of the filing of this Form 10-K for any reason.

PART I

Item 1. Business

All references in this Form 10-K to the “Company” refer to Collins & Aikman Floorcoverings, Inc. and its subsidiaries.

General

Collins & Aikman Floorcoverings, Inc., a Delaware Corporation formed in 1995, is a manufacturer of floorcovering products principally for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the United Kingdom and China.

The Company’s C&A brand products, six-foot roll carpet and modular carpet tile, are highly regarded as a result of their long-term performance, comfort under foot, installation ease, longer useful life and advanced backing technology, which includes our RS “peel & stick” adhesive system for vinyl-backed product installation, and our ER3 carpet recycling technology.

The Company’s Monterey brand is a known design leader in the high-style, fashion-oriented sector of the commercial broadloom carpet market due to its creative designs and intricate patterns in a wide variety of colors, textures, pile heights and densities. The brand has been acknowledged on numerous occasions with various awards for its design leadership.

The Company’s Crossley brand is a recognized design leader in Canada in the tufted and woven broadloom commercial carpet markets. The Crossley brand uses crossweave looms and state of the art tufting technology to produce high-quality woven and tufted products in a wide variety of patterns and prices to meet the needs of interior design professionals, flooring contractors and end users.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”), specifically OCM Principal Opportunities Fund II, L.P. (the “Oaktree Fund”) and BancAmerica Capital Investors II, L.P. (the “B of A Fund”), respectively, control a majority of the outstanding capital stock of Tandus Group.

On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by closing its Santa Ana, California production facility and moving equipment and production to its manufacturing facility in Truro, Nova Scotia (the “Facility Maximization”). The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and was completed during fiscal year 2005. The Facility Maximization will increase utilization in the Truro, Nova Scotia facility.

The U.S. commercial carpet market is comprised of the specified and non-specified segments. The Company focuses on the specified commercial carpet market, which makes up the majority of the total U.S. commercial carpet market. In the specified commercial carpet market, products are manufactured to the specifications of architects, designers and owners, as compared to the non-specified market in which products are purchased off-the-shelf. The key competitive factors in the specified carpet market are product durability, long-term performance, product design, service and price. The Company believes it is well-positioned to capitalize on trends within the specified commercial carpet market, including (1) six-foot roll carpet continuing to gain market share from other floorcoverings in end markets in which it has distinct performance advantages, such as ease of maintenance, long-term performance and longer useful life; (2) modular carpet tile increasingly being used instead of other flooring surfaces due to increased raised flooring applications, the continuing trend toward modular furniture systems, greater use of modular tile as a design tool, and acceptance of tile in new markets; and (3) increasing customer demand for high-style broadloom carpet with complex patterns and textures.

Products

Tandus designs, manufactures and markets a comprehensive package of complementary products under the C&A, Monterey and Crossley brands, including six-foot roll carpet, modular carpet tile and woven and tufted broadloom carpets. With a portfolio of products available in a wide variety of colors, textures, pile heights, densities and prices, the Company is able to market itself as a one-stop solution for specified commercial carpet. The Company believes that each of its products offers distinctive characteristics for use and application. The Company believes its ability to offer a complete package of product offerings is an advantage since each product provides distinct features and benefits to each application.

Six-Foot Roll Carpet. The Company’s C&A brand holds a dominant market position in vinyl-backed, six-foot roll carpet. Six-foot roll carpet provides performance advantages over twelve-foot broadloom carpet and hard surface flooring and is used primarily in applications that require (i) long-term appearance retention, (ii) ease of maintenance and (iii) comfort under foot. The Company’s six-foot roll carpet utilizes the Powerbond backing technology and the patented RS “peel and stick” installation system.

Modular Carpet Tile. The Company believes it was the first manufacturer in North America to introduce vinyl-backed modular carpet tile technology and is among the leading brands within the domestic modular carpet tile market. The Company’s modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements. The Company’s C&A brand carpet tile is being made with ER3, a patented recycled content backing.

Broadloom Carpet. The Monterey and Crossley brands are recognized design leaders in the high-style, fashion-oriented sector of the commercial broadloom carpet market. Sold in twelve-foot rolls, Monterey broadloom is tufted, while Crossley provides both tufted and woven broadloom. In woven broadloom carpet, yarn is woven together to form a single integrated fabric and is distinguishable from tufted broadloom in which yarn is sewn into a primary backing with the later addition of a second backing. Broadloom is particularly suited for fashionable designs and stylish interiors as its width provides a broad area upon which creative designs and intricate patterns can be displayed in a wide variety of colors, textures, pile heights and densities. Specified broadloom carpet is primarily used in end markets where aesthetics and style are the drivers rather than durability or long-term appearance retention. In general, broadloom carpet is more frequently replaced than six-foot roll goods or carpet tile because of its prevalence in spaces which are regularly renovated in order to reflect current fashion trends and styles.

Product Features

Powerbond. In 1967, the Company’s C&A brand introduced Powerbond, the industry’s first vinyl cushioned backing system. This closed-cell backing technology exhibits superior durability and cleaning characteristics and reduced seam visibility. Powerbond combines the best attributes of hard surfaces (longer useful life and ease of maintenance) and carpet floorcoverings (comfort, acoustics and aesthetics). It eliminates problems associated with traditional broadloom carpet, including delamination (separation of carpet backing), zippering and unraveling. In addition, these products are installed using chemically-welded seams rather than conventional glued seams to provide a homogeneous, impermeable moisture barrier. Other Powerbond features include its ease of repair, long-term appearance, a 50% to 100% longer useful life than conventional broadloom carpet and 15 to 25 year non-prorated warranty against delamination, loss of cushion resiliency and watermarking.

RS. In 1988, the Company introduced its RS technology, a patented releasable “peel & stick” adhesive system for Powerbond vinyl-backed product installation, which dramatically simplifies installation. The RS technology enables products to be bonded to a surface without the use of wet adhesives thus minimizing disruption to customers during the installation process. Conventional installations with wet adhesives normally require significant downtime for the adhesive to cure prior to installation. The RS technology also addresses carpet-related indoor air quality concerns by eliminating the fumes typically associated with wet adhesives. The RS technology minimizes disruption to usable space, which is critical in each of the Company’s end markets.

ER3. ER3 is a patented 100% recycled content backing for modular carpet tile produced from both post-consumer and post-industrial carpet waste. This closed-loop system (waste-to-product) allows us to take used carpet tile from our customers and use it as raw material for producing new carpet tile. This system eliminates our customers’ disposal costs and keeps waste out of landfills at a time when environmental sensitivities are high. The 100% recycled content backing results in an overall 34% to 51% total recycled content carpet, when adding in the face fiber weight.

ethos. In 2004, the Company introduced ethos, an evolutionary, recycled-content carpet backing, which is a non-chlorinated, high-performance backing for commercial carpet that provides all of the durability attributes of polyvinyl chloride (PVC). It is made from the polyvinyl butyral film reclaimed from recycled laminated safety glass. There was no previous commercial use for this used material that accounts for millions of pounds of landfill waste. Our ethos backing represents an exciting alternative to PVC, ethylene vinyl acetate, polyurethane, and polyolefin carpet backings. Additional features are extremely low volatile organic compound emissions, permanent closed cell cushion for durability and lifelong resilience, molecularly bonded seams and repairs, better comfort under foot than conventional cushion or non-cushion backings, better rollability than alternative cushion backings, and better flexibility for ease of installation and positive conformity to the floor. And, ethos is 100% recyclable today and can even be converted back into new carpeting.

Crossley Weaving Heritage. Weaving continues to be an important differentiation for us in high-end markets. Woven fabrics are unique in construction and valued by professional designers as a result of their more refined styling capability and pattern flexibility. Woven carpets are a single, integrated fabric that offer strength, stability and locked-in-yarns to prevent zippering or pulling. Today, the Company is one of only a few manufacturers in North America with weaving capability.

End Markets

Corporate. The Company offers a complete package of product offerings that addresses virtually every carpeting need of the corporate facility manager and their interior designers and architects, including six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpets. The Company has a dedicated sales force that focuses exclusively on marketing its brands to corporate end use markets. This group works with the individual brands to develop flooring solutions for corporate facility managers, architects and designers. The Company has focused on projects where it tends to excel on the basis of product durability, appearance retention, production design and service rather than pricing. As part of its strategy to increase penetration of this market, the Company has a national accounts program that targets the country’s largest corporations. This group focuses on Fortune 1000 corporations by developing relationships at the senior levels in facility management and purchasing.

Education. The education market has been a primary focus for the C&A brand since the development of Powerbond in 1967. Powerbond’s long-term appearance retention characteristics have been the principal factor behind its success in this market, as customers tend to be particularly sensitive to longer useful life, comfort, acoustics and ease of maintenance. The Powerbond product in many of these installations has been in use for more than 20 years. Historically, the Company has focused on the kindergarten through 12th grade market; however, over the last few years, it has focused marketing efforts on expanding into the college and university market. The Company expects to capitalize on its broad product offerings to grow this market, as colleges and universities have more diverse floorcovering needs than the primary and secondary school markets.

Healthcare. We believe that Powerbond RS is particularly well suited to the healthcare market because of its moisture impermeability and quick, safe installation. Powerbond RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the healthcare market, and its moisture impermeability and welded seams make it easy to maintain. Long-term care is the fastest growing segment within the healthcare market due to compelling demographics. These facilities strive to create a home-like environment for residents, which provides an opportunity for the Company to promote all its products, including the broadloom brands.

Government. The Company markets and sells to federal, state and local governments. The Company is a supplier to the U.S. General Services Administration, which establishes product categories and related minimum product specifications for various budget levels and aesthetic requirements. State and local governments purchase floorcovering products independently through contracts with approved suppliers. The Company is currently an approved supplier to several states and municipalities. The Company believes that its success in the government market is due in part to its environmental initiatives, including both the Powerbond RS “peel & stick” backing system and its ER3 recycled content product offerings.

Retail Stores. The Company focuses on major retail chains which have the potential for large, nationwide volumes. This segment requires a diverse product offering, as needs vary from high-end boutiques to mass merchandisers. The Company believes that its products are particularly suited to fulfill these needs and provide the added advantage of reducing potential “slip and fall” liability. A significant portion of these sales is managed by the Company’s Source One department, which arranges turnkey product installation for its customers. These installation services and comprehensive project management capabilities are critical to meeting tight construction schedules inherent in the retail market.

International Markets. The Company participates in markets throughout Europe and Asia through its production facilities located in Wales in the United Kingdom (“U.K.”) and Suzhou, China, respectively. The Company maintains sales personnel and distributor relationships throughout these regions which allow the Company to distribute products around the world and strengthen its relationships with the U.S.-based multinational corporate accounts. The Company intends to continue to grow its distributors and sales personnel in strategic international geographic locations to increase its worldwide sales of its products. In conjunction with this effort, the Company recently created a presence in Amsterdam, The Netherlands which will serve as the sales headquarters for continental Europe.

Sales and Segmentation Strategy

The Company utilizes a segmented sales and marketing strategy to target the specific needs of the customers in each of its end markets. This segmented marketing strategy requires each sales person to develop an expertise in a specific end market, resulting in greater customer-focused service, comprehensive market coverage and increased sales productivity.

The Company’s C&A, Monterey and Crossley brands provide custom designed products and promotional materials for each end market which highlight the advantages of its products in several key performance categories. Each end market is sensitive to different issues and places value on different product characteristics. The Company has developed its proprietary products and technical innovations in response to the needs of its target customers and segments. While the Company will assist a distributor in order to arrange for delivery and sale, the Company’s primary contact with the customer or customer representative is through its sales force and not through an intermediary. This enables the Company to continue to customize its products and services to respond to the specific needs of the customer. The Company has an in-house design team for each brand that is dedicated to developing new, innovative designs for each primary end market.

Across the brands, the majority of sales are specified by the facility owner or a professional architect or designer. Because each market has distinct performance, design and installation requirements, the Company’s account managers focus on educating the facility owners and architect and design professionals on (i) the technical specifications and proprietary advantages of each product, (ii) unique design capabilities for specific market segments, (iii) environmental initiatives and (iv) available unique, value-added services. The Company believes this end market-oriented strategy has resulted in greater visibility for its brands.

Distribution

The Company sells and distributes its products through three primary channels: direct to the end customer, Source One and dealers. Although a majority of invoicing is through floorcovering dealers, the Company’s primary marketing efforts are focused on the end customer and professional designers and architects who create specifications for the Company’s products. By focusing on the needs of the end customer, the Company’s distribution strategy enables the sales and marketing personnel to establish multiple relationships within specific segments and regions. This flexible distribution philosophy allows the needs of the customer to be the priority rather than mandating from whom the customers can purchase products. The distribution channels are outlined below.

Direct. Direct distribution allows customers to purchase floorcovering products directly from the Company. Account managers work directly with the customer to advise, educate and make recommendations for the selection and specification of the right product for the particular application. The customer is responsible for sub-contracting the project management and installation.

Source One. Source One, an in-house project management department, provides the first single-source coordination and turnkey project management service offered by a floorcoverings manufacturer. The department was established to provide a “one phone call,” “single-source” project management service to meet the specific needs of the customer base. The service includes facility measurement, project coordination, order entry, delivery and installation of a wide range of interior finishes from the Company’s broad product offerings. A network of over 300 certified installers and strategic dealer partnerships throughout the United States provides installation.

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

Backlog

The backlog of unshipped orders as of January 28, 2006 was approximately $25.1 million. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects.

Product Development and Design

Leadership in product development and design is important in the commercial floorcovering marketplace as designers and customers seek up-to-date product aesthetics. Unlike many competitors, which manufacture standard products that serve a wide cross-section of markets, the Company develops products tailored to the requirements of specific market segments. This process begins with feedback from leading designers and customers in each segment relating to product features such as color, texture and pattern. This marketplace input is vital as the product/styling needs vary for each end market. The product development group is highly integrated with the sales organization and customer base, which increases the effectiveness of the product development process.

A portion of the Company’s sales involve custom colors or designs requiring accurate interpretation of customer needs and timely conversion into a sample fabric. Each manufacturing facility has dedicated sample equipment that facilitates quick turnaround of custom design requests.

Competition

The commercial floorcovering industry is highly competitive. The C&A brand competes with other brands of vinyl-backed carpet, as well as twelve-foot broadloom carpet and other types of commercial floorcoverings. The major competitors to the C&A brand are Interface, Inc., Mohawk Industries, Inc. and Shaw Industries, Inc. in six-foot roll goods, and Interface Flooring System, Inc. (owned by Interface, Inc.), Milliken, Mohawk Industries, Inc. and Shaw Industries, Inc. in modular carpet tile products. The Monterey and Crossley brands compete with other broadloom manufacturers. The major competitors to the Monterey and Crossley brands are Bentley Mills (owned by Interface, Inc.), Mohawk Industries, Inc., Atlas Carpets, Masland Carpets and Shaw Industries, Inc. Although the industry recently has experienced consolidation, a large number of manufacturers remain. In North America, the Company maintains that it is the largest manufacturer of six-foot roll carpet, a leading manufacturer of modular carpet tile and a design leader in the high-style specified commercial broadloom carpet market. There are a number of domestic competitors that manufacture these products and certain of these competitors have greater financial resources than the Company.

The Company believes the key competitive factors in its primary floorcovering markets are product durability, product design and color, appearance retention, service and price. In the specified commercial market, six-foot roll carpet and modular carpet tiles compete with various floorcoverings, of which broadloom carpet has the largest market share. The Company’s six-foot roll carpet has gained market share from traditional broadloom carpet in end markets in which it has distinct performance advantages, such as ease of maintenance, appearance retention and longer useful life. Modular carpet tile has also increasingly been used in place of other flooring surfaces due to raised flooring applications, which enable under-the-floor cable management and air delivery systems, and the continuing trend toward modular furniture systems, which require the functionality of tile. Ease of maintenance (replacement) and flexibility of design are also emerging trends for tile. In the high-style specified commercial broadloom carpet market, Monterey and Crossley primarily compete based upon aesthetics, service and quality.

Manufacturing and Facilities

The Company currently operates four manufacturing facilities in Dalton, Georgia including (i) a yarn processing plant with carpet dyeing capabilities, (ii) a carpet tufting plant, (iii) a carpet finishing and tile cutting plant, which includes tile printing and recycling operations and (iv) a customer service center and distribution warehouse. CAF Extrusion, Inc. (“Extrusion”), a yarn extrusion facility, is operated in Calhoun, Georgia. The Company also operates a manufacturing, administrative and warehouse facility in Truro, Nova Scotia. Tandus Europe operates two facilities in the U.K., including a six-foot roll and tile finishing plant. The Company operated a carpet tufting, administrative and warehouse facility in Santa Ana, California until its closure in August 2005. The Company operates a tufting and finishing operation in Suzhou, China which began production in July 2005. The Company believes its manufacturing capacity is sufficient to meet its requirements for the foreseeable future. In addition to these facilities, the Company leases a number of sales and service facilities and one warehouse in the United States and one sales and service facility in the U.K.

The following table summarizes our manufacturing, distribution and sales facilities:

Location		Operation	Segment	Owned/ Leased	Approximate Square Feet
United States	Dalton, Georgia	Yarn Processing	Floorcovering	Owned	161,500
		Carpet Dyeing
	Dalton, Georgia	Tufting	Floorcovering	Owned	154,900
		Corporate Offices
	Dalton, Georgia	Six-Foot Finishing	Floorcovering	Owned	245,800
		Tile Finishing
		Tile Printing
		Recycling
	Dalton, Georgia	Environmental Center	Floorcovering	Leased	198,500
		Warehouse
	Dalton, Georgia	Distribution Warehouse	Floorcovering	Owned	133,200
		Sales Service Office
		Finance & Administration
	Dalton, Georgia	Sample Warehouse	Floorcovering	Leased	105,000
	Chicago, Illinois	Sales / Showroom	Floorcovering	Leased	3,819
	Dallas, Texas	Sales / Showroom	Floorcovering	Leased	1,725
	Denver, Colorado	Sales / Showroom	Floorcovering	Leased	2,158
	Marietta, Georgia	Sales / Showroom	Floorcovering	Leased	2,129
	New York, New York	Sales / Showroom	Floorcovering	Leased	5,821
	Los Angeles, California	Sales / Showroom	Floorcovering	Leased	5,300
	San Francisco, California	Sales / Showroom	Floorcovering	Leased	4,858
	Santa Ana, California	Sales / Showroom	Floorcovering	Leased	3,959
	Atlanta, Georgia	Sales / Showroom	Floorcovering	Leased	4,200
	Chicago, Illinois	Sales / Showroom	Floorcovering	Leased	3,119
	Houston, Texas	Sales / Showroom	Floorcovering	Leased	1,015
	Reston, Virginia	Sales / Showroom	Floorcovering	Leased	3,905
	Calhoun, Georgia	Yarn Extrusion	Extrusion	Owned	125,400

Canada	Truro, Nova Scotia	Administration	Floorcovering	Owned	365,000
		Manufacturing
		Warehouse
	Mississauga, Ontario	Sales / Showroom	Floorcovering	Leased	4,027

United Kingdom	Blaina, Gwent Wales	Six Foot and Tile	Floorcovering	Owned	32,000
		Finishing
	Blaina, Gwent Wales	Warehousing	Floorcovering	Owned	14,000
	Blaina, Gwent Wales	Sales / Warehouse	Floorcovering	Leased	4,860
	Blaina, Gwent Wales	Chemical Mixing	Floorcovering	Leased	4,000
	Blaina, Gwent Wales	Sales / Showroom	Floorcovering	Leased	5,500

Other	Singapore	Sales / Showroom	Floorcovering	Leased	2,106
	Singapore	Sales / Showroom	Floorcovering	Leased	2,153
	Malaysia	Office	Floorcovering	Leased	926
	Shanghai, China	Office	Floorcovering	Leased	915
	Suzhou, China	Office / Manufacturing	Floorcovering	Leased	63,669
	Duiven, The Netherlands	Sales / Office	Floorcovering	Leased	3,000

Raw Materials

The Company’s raw materials, including yarn, nylon and polypropylene chip, primary backing, coater materials, and dye chemicals, represent the single largest component of its carpet production costs. Yarn comprises approximately one-third of the total carpet cost structure and in excess of one-half of total raw material costs. Historically, yarn price increases have been passed to the customer in the ordinary course of business. However, in the last 18 months, numerous increases have occurred. Due to this, market absorption of these cumulative price increases has been slow. Continued increases in the cost of petroleum-based raw materials could create an adverse affect if unable to be passed through to the customer.

Invista, Inc. (“Invista”) currently supplies a majority of the Company’s requirements for nylon yarn, the primary raw material used in the Company’s floorcovering products. The unanticipated termination or interruption of the supply arrangement with Invista could have a material adverse effect on the Company because of the cost and delay associated with shifting this business to another supplier. Historically, the Company has not experienced significant interruptions in the supply of nylon yarn from Invista, although no assurances can be given that it will not experience interruption in supply in the future.

While Invista is an important vendor, it is believed that there are adequate alternative sources of supply from which the synthetic fiber requirement could be fulfilled including, but not limited to, nylon yarn produced by Extrusion. In addition to Invista, there are at least three major third party suppliers to the commercial carpet industry from whom the Company acquires yarn.

The other significant raw materials used by the Company in its carpet manufacturing process include coater materials, such as vinyl resins and primary backing.

The Company has not experienced a problem sourcing nylon, processed yarn or any other raw material used in the manufacture of carpet from suppliers and does not anticipate any difficulties in sourcing these raw materials in the future, although no assurances can be given.

At the Company’s yarn extrusion facility, the significant raw materials are nylon and polypropylene polymer and dye pigments. The chips purchased are used to manufacture the nylon and polypropylene yarn. The dye and pigments give the yarn color for solution dyed yarns.

Patents, Copyrights and Trademarks

The Company owns numerous copyrights and patents in the United States and certain other countries, including the Powerbond RS patent, which expires in 2008, and patents (process and product) for the ER3 backing produced from environmental programs, which expire in 2014. The Company also owns numerous registered trademarks in the United States, including Powerbond, Powerbond RS and ethos. Industry knowledge and technology are considered more important to the current business than patents, copyrights or trademarks and, accordingly, the expiration of existing patents or loss of a copyright or trademark will not have a material adverse effect on operations. However, the patents, trademarks, copyrights and trade secrets are actively maintained and enforced.

Seasonality

The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first and fourth quarters of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher sales in the education end market during the summer months while schools generally are closed and floorcovering can be installed.

Customers

No single customer represented 10% or more of the Floorcovering segment’s sales for any year presented in the accompanying financial statements. In the Extrusion segment, the Company had two customers that represented more than 10% of the segment’s sales in fiscal 2005 and 2004, of which one also represented more than 10% of fiscal 2003 sales. Sales to the first customer represented 12.8%, 35.4% and 81.6% of total sales for fiscal 2005, 2004 and 2003, respectively. Sales to the second customer represented 22.9% and 14.0% of total sales for fiscal 2005 and 2004, respectively. No other Extrusion segment customers represented 10% or more of sales for any year presented in the accompanying financial statements.

International Sales

International net sales of the Company were $37.2 million, or 11.4%, and $41.3 million, or 12.1%, of the Company’s total net sales for fiscal years 2005 and 2004, respectively. Canadian customers comprised $25.9, or 8.0%, and $31.0 million, or 9.1%, of total net sales for fiscal years 2005 and 2004, respectively, while the remaining international sales, primarily to customers in Southeast Asia, the U.K. and South America, were $11.3 million, or 3.4%, and $10.3 million, or 3.0%, in fiscal years 2005 and 2004, respectively.

Employees

At January 28, 2006, the Company had a total of 1,523 employees of which 1,022 were hourly and 501 salaried. The Company experienced no work stoppages and it is believed that employee relations are good. All employees are non-union with the exception of approximately 350 manufacturing workers in Canada that are subject to a collective bargaining agreement. The collective bargaining agreement that represents this union expires on June 30, 2007.

Environmental Matters

The Company’s operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of the floorcovering manufacturing facilities are certified under ISO 14001.

Financial Information About Operating Segments and Geographic Areas

The Company operates in two industry segments: Floorcoverings and Extrusion. Information relating to the Company’s two operating segments can be found in Note 14 to the Company’s consolidated financial statements for the year ended January 28, 2006, contained herein in Part II, Item 8. Certain information concerning net sales and long-lived assets by geographic areas can also be found in Note 14.

Available Information

The Company electronically files periodic reports (Forms 10-K, 10-Q and 8-K) with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company also makes its filings available, free of charge, through its website, www.tandus.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

Reports to Security Holders

The Company provides its stockholder with unaudited interim and annual financial information that has been examined and reported on with an opinion expressed by the Company’s independent auditor.

Item 1A. Risk Factors

Raw materials price increases may reduce results of operations.

The cost of raw materials represents the single largest component of the Company’s manufacturing costs. Of the raw materials used, yarn constitutes in excess of one half of total raw materials costs. Increases in the costs of raw materials could adversely affect profitability. Although pricing may be increased in an effort to offset increases in raw material costs, such adjustments may not be sufficient to, or occur in a timely manner such as to, prevent a materially adverse effect on results of operations and cash flows.

Fuel and energy price increases may reduce results of operations.

The Company’s manufacturing operations and shipping needs require the use of substantial amounts of electricity, natural gas, and petroleum based products, which are subject to price fluctuations due to changes in supply and demand. Significant increases in the cost of these commodities may have adverse effects on the Company’s results of operations and cash flows should the Company be unable to pass these increases to its customers through means of price increases in a timely manner.

The Company is subject to federal, state and local laws and regulations relating to environmental matters.

While the costs of complying with environmental protection laws and regulations have not had a material adverse impact on the financial condition or results of operations of the Company in the past, changes in laws and regulations or the discovery of new information could have a potential future adverse effect.

The Company is subject to foreign currency risk.

The Company has foreign operations principally located in the United Kingdom, Canada and Asia that transact business in their local currencies. Significant changes in foreign exchange rates may have an adverse effect on the Company’s financial position or results of operations. In addition to foreign exchange rates, changes in foreign economic conditions, laws and regulations and political situations may contribute to adverse effects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

For information concerning the principal physical properties of the Company, see “Item 1. Business – Manufacturing and Facilities” contained herein.

Item 3. Legal Proceedings

Employers Mutual Insurance Companies (“EMC”) filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging that carpet tile sold by the Company to EMC in 1996 and 1997 experienced premature wearing and discoloration and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose and awarded EMC $0.8 million in damages for full replacement of this carpet. The Company appealed and on August 16, 2005, the appellate court granted the Company’s appeal. Subsequently, on September 12, 2005, EMC agreed to terminate its suit, releasing the Company of all liability for damages. Accordingly, the Company released the litigation accrual related to this suit in full in the third quarter of fiscal 2005.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), was a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners were liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. During the third quarter of fiscal 2005, the Company entered into a $0.4 million settlement agreement that was approved by the bankruptcy court that was overseeing Enron’s bankruptcy case and relieved the Company of any future liability related to this matter. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the Facility Maximization.

On September 18, 1998, James Bradley Thomason (“Thomason”) filed an action against Linda Gomez Whitener, Steve Whitener, and Gomez Floor Covering (the “Gomez Defendants”), the Company, and Mannington Commercial. Thomason alleged that the Gomez Defendants had breached a contract with Thomason to pay him certain commissions and had conspired with the Company and Mannington to cut Thomason out of several carpet installation transactions stemming from a carpet-buying contract held by the Texas General Services Commission for State of Texas agencies (the “Contract”). Thomason settled his claims against the Gomez Defendants and Mannington Commercial. The Court granted the Company’s motion for summary judgment and as a result, all of Thomason’s claims against the Company were dismissed. The appellate court affirmed the lower court ruling on all points, except for a claim of quantum meruit (value of services where no contract exists) related to having C&A products listed on the Contract. That claim was tried before a jury and on February 10, 2006, the jury entered a verdict in favor of the plaintiff in the amount of $1,050,000. Under Texas law, the plaintiff may also make a claim for attorney’s fees and pre-judgment interest. As of the date of this report, the Court has not entered judgment on the jury verdict or the claims for attorneys’ fees or prejudgment interest. The Company has filed a motion to overturn the jury verdict. To date, no ruling has been issued on this motion.

Should the Company’s motion to overturn the jury verdict not be granted, the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, and the Company intends to vigorously prosecute an appeal of the jury verdict and any award of attorney’s fees and prejudgment interest that may be granted by the Court. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorney’s fees or prejudgment interest awarded by the Court or an affirmation of the judgment as entered by the Court. The Company has recorded an accrued liability of $1,050,000 related to this case in its accompanying statement of financial condition as of January 28, 2006.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. To date, no substantive issues have been addressed by the court. The Company denies liability and intends to vigorously defend this matter.

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

Item 4. Submission of Matters to A Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of April 27, 2006, there was one holder of record of the Company’s common stock. There is no public trading market for the Company’s common stock.

The following table provides information as of January 28, 2006, with respect to compensation plans under which Tandus Group equity securities are authorized for issuance.

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

Dividends

The declaration and payment of dividends is at the discretion of the Board of Directors and depends upon, among other things, investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by the Board at the time of its determination. Such other factors include certain limitations in covenants contained in the Company’s senior credit facility and in the indentures governing the public indebtedness. The Company paid no dividends to its parent, Tandus Group, Inc., in fiscal years 2005 and 2004.

Item 6. Selected Financial Data

The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere herein. The financial data as of and for the years ended January 28, 2006, January 29, 2005, January 31, 2004, January 25, 2003 and January 26, 2002 have been derived from the audited financial statements of the Company. The following financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in Item 8 herein.

	Fiscal Year Ended (1)
	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)	January 31, 2004 (3) (Fiscal 2003)	January 25, 2003 (2) (Fiscal 2002)	January 26, 2002 (Fiscal 2001)
	(Dollars in thousands)
Operating Data:
Net Sales	$325,056	$340,474	$311,057	$321,165	$322,036
Cost of Goods Sold	227,868	226,601	209,798	211,020	207,036

Gross Profit	97,188	113,873	101,259	110,145	115,000
Selling, General and Administrative	80,337	78,227	73,356	67,248	68,848
Other Intangible Asset Amortization (4)	2,620	3,112	8,846	5,461	7,704

Operating Income (Loss)	14,231	32,534	19,057	37,436	38,448
Equity in Earnings of Affiliate	—	893	1,386	1,733	1,534
Net Interest Expense (5)	20,133	20,494	21,343	23,910	24,193
Net Income (Loss) (6)	(4,629)	6,703	1,234	5,781	8,284

Other Financial Data:
Adjusted EBITDA (7)	$36,569	$51,024	$42,701	$53,820	$59,834
Depreciation and Amortization	12,927	13,582	16,537	14,452	17,894
Capital Expenditures	10,461	11,862	8,830	9,027	8,224
Dividend to Parent (8)	—	—	2,263	3,153	4,615

Cash Flow Data:
Net Cash Provided by (Used in) Operating Activities	$(4,646)	$27,245	$20,019	$27,482	$38,333
Net Cash Used In Investing Activities	(10,091)	(10,848)	(5,308)	(42,265)	(6,974)
Net Cash Provided By (Used In) Financing Activities	(5,184)	(1,523)	(24,253)	31,240	(30,632)

Balance Sheet Data:
Total Assets	$302,528	$318,610	$299,148	$319,015	$270,433
Long-Term Debt	197,673	207,536	207,516	218,666	185,197

(1)	The Company’s results of operations for years prior to acquisitions may not be comparable to the Company’s results of operations for subsequent years.
(2)	The Company acquired Extrusion in May 2002. The results of the acquired business have been included in the Company’s consolidated financial statements since the date of acquisition.
(3)	The fiscal year ended January 31, 2004 included 53 weeks.
(4)	In the fourth quarter of fiscal 2001, the Company’s U.K. subsidiary recorded a non-cash impairment charge of $2.2 million related to its investment in its wholly-owned subsidiary, Advanced Carpet Tiles, Ltd. The impairment charge consisted of the write-off of all goodwill recorded at the initial acquisition date. In the fourth quarter of fiscal 2003, Extrusion recorded a non-cash impairment charge of $2.6 million related to a supply agreement. The impairment charge was to reduce the net carrying value of the supply agreement to its fair value.
(5)	Net interest expense for the year ended January 26, 2002 included $5.2 million for the changes in fair market value of the Company’s interest rate hedging arrangements relating to its 2001 Senior Credit Facility. These hedging arrangements were cancelled in connection with the offering of the outstanding $175.0 million of the Senior Subordinated Notes (the “9.75% Notes”).

(6)	Included in net income for fiscal 2002 is a non-cash charge of $3.2 million for the cumulative effect of a change in accounting principle related to goodwill. If the Company had applied the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, for all periods presented, net income would have increased by $2.6 million in fiscal 2001.
(7)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization plus the cumulative effect of change in accounting principle, Chroma cash dividends, non-cash charges or expenses (other than the write down of current assets), minority interest in income (loss) of subsidiary, costs related to acquisitions and attempted acquisitions, less equity in earnings of Chroma and gain on forgiveness of debt. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as a benchmark for its annual budget and long range plan and as a valuation method for potential acquisitions. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies. A reconciliation of net income (loss) to Adjusted EBITDA is presented in the following table:

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net Income (Loss)	$(4,629)	$6,703	$1,234	$5,781	$8,284
Cumulative Effect of Change in Accounting Principle	—	—	—	3,240	—
Intangible Asset Impairment Charge	—	—	2,616	—	2,242
Income Tax Expense (Benefit)	(358)	5,961	(2,147)	6,788	9,204
Net Interest Expense	20,133	20,494	21,343	23,910	24,193
Gain on Forgiveness of Debt	—	—	—	(570)	(1,728)
Depreciation	10,307	10,470	10,307	8,991	10,190
Amortization	2,620	3,112	6,230	5,461	7,704
Chroma Cash Dividends	—	922	3,522	1,932	1,250
Equity in Earnings of Chroma	—	(893)	(1,386)	(1,733)	(1,534)
Minority Interest in Income (Loss) of Subsidiary	(24)	97	13	20	29
Facility Maximization Costs	8,158	3,986	—	—	—
Non-Recurring Costs Associated With Successful Acquisition	—	—	969	—	—
Other Non-Cash Items	362	172	—	—	—

Adjusted EBITDA	$36,569	$51,024	$42,701	$53,820	$59,834

(8)	Dividend to parent represents payments of certain expenses attributable to and paid by the Company on behalf of its parent, Tandus Group, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following management assessment should be read in conjunction with the consolidated financial statements and notes thereto contained herein in Item 8. With the exception of historical information, the discussions in this section contain forward-looking statements that involve certain risks and uncertainties that could cause future results to differ materially from those discussed below.

Overview

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the United Kingdom and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. As a result of a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree and BACI, specifically the Oaktree Fund and the B of A Fund, respectively, control a majority of the outstanding capital stock of Tandus Group.

Acquisitions

In August 1998, the Company acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd. (“C&A Asia”), a start-up commercial carpet distribution venture in Singapore. On December 30, 2005, the Company purchased the remaining 49.0% of C&A Asia for approximately $0.3 million. Historically, the results had been reported on a consolidated basis with the 49.0% reflected as minority interest.

Results of Operations

The following table sets forth certain operating results as a percentage of net sales for the periods indicated. Fiscal years 2005 and 2004 contained 52 weeks while fiscal year 2003 contained 53 weeks.

	Fiscal Year Ended
	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)	January 31, 2004 (Fiscal 2003)
	(Percentage of net sales)
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	70.1%	66.6%	67.4%

Gross Profit	29.9%	33.4%	32.6%
Selling, General and Administrative Expenses	24.7%	23.0%	23.6%
Amortization	0.8%	0.9%	2.8%

Operating Income	4.4%	9.5%	6.2%

Net Interest Expense	6.2%	6.0%	6.9%

Net Income (Loss)	(1.4)%	2.0%	0.4%

Fiscal Year Ended January 28, 2006 (“fiscal 2005”)

Compared with Fiscal Year Ended January 29, 2005 (“fiscal 2004”)

Net Sales. Net sales for fiscal 2005 were $325.1 million, a decrease of 4.5% from $340.5 million in fiscal 2004. Net sales of the Company’s Floorcoverings segment were $298.3 million for fiscal 2005 as compared to $317.2 million for fiscal 2004, a decrease of $18.9 million or 6.0%, primarily attributable to the North American operations. Within these operations, the decrease in the Floorcoverings segment’s net sales was primarily attributable to a 17.6% decrease in broadloom sales combined with a 1.5% decrease in sales of structure-back carpets (six foot and carpet tile). The decrease in overall net sales was primarily related to lost broadloom sales due to complications associated with the Facility Maximization, as discussed more fully herein and in Note 11 of the “Notes to Consolidated Financials Statements” contained herein in Item 8. During fiscal 2005, the Company’s delay in delivering products caused a decline in corporate end use sales. Additionally, federal budget pressures also resulted in reduced sales. The current year results reflect a decrease in both Institutional sales (Healthcare, Education and Government) and Corporate sales, including Retail, principally due to the items discussed above. Net sales of the Extrusion segment were $26.8 million for fiscal 2005 as compared to $23.3 million for fiscal 2004, an increase of $3.5 million or 15.0%. The increase in sales for the Extrusion segment was due to overall higher demand from the Extrusion segment’s external customers during fiscal 2005.

Cost of Goods Sold. Cost of goods sold was $227.9 million, or 70.1% of sales, for fiscal 2005 as compared to $226.6 million, or 66.6% of sales, in fiscal 2004. The increase was primarily due to the inclusion in the fiscal 2005 expenses of $6.2 million related to the Facility Maximization, as compared to 2004 expenses of $2.6 million. (See further discussion in “Liquidity and Capital Resources” contained herein and Note 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.) Excluding the Facility Maximization costs, cost of goods sold for fiscal years 2005 and 2004 were $221.7 million, or 68.2% of sales, and $224.0 million, or 65.8% of sales, respectively. Cost of sales in the current year was also impacted by a $0.5 million write-down related to inventory that was not transferred from the Santa Ana, California facility to the Truro, Nova Scotia facility. In addition, the Company has also experienced increases in the prices of several raw materials, including yarns, resins, and other agents and chemicals. As a percentage of sales, the increase in costs of goods sold is primarily attributable to lower overall sales volume in addition to the impact of rising raw material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2005 were $80.3 million, an increase of 2.7% from $78.2 million in fiscal 2004. During the year, the Company incurred $1.1 million of supplementary administrative costs related to the delayed exit from the Santa Ana, California facility, $0.9 million in severance charges related to specific staffing reductions and recorded a $0.4 million litigation settlement related to the Company’s previous ownership interest in Chroma Systems Partners due to an alleged claim by Enron Energy Services, Inc. The Company also recorded a charge of $1.1 million related to a February 10, 2006 jury verdict in a litigation matter in Texas regarding a certain carpet-buying contract. (See further discussion in Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 and Legal Proceedings in Part I, Item 3.) The Company incurred Facility Maximization costs of $2.0 million during fiscal 2005 as compared to the prior year of $1.4 million. In addition, the Company experienced a decrease in the foreign currency transaction gain of $1.4 million and higher samples expense of approximately $1.0 million. These increases were partially offset by lower salaries, taxes and benefits of $2.8 million. As a percentage of sales, these expenses increased to 24.4% from 23.0% in the prior year.

Amortization. Intangible asset amortization decreased to $2.6 million for fiscal 2005 as compared to $3.1 million for fiscal 2004. The decrease was due to the Company’s supply agreement being fully amortized as of April 30, 2005.

Gain on Early Extinguishment of Debt. During fiscal 2005, the Company purchased in the open market subordinated notes with a face value of $10.0 million for an aggregate price of $9.0 million. These notes have been classified as defeased. The Company realized a $1.0 million gain on the purchase, which was partially offset by a write-off of a portion of the deferred financing fees related to these issuances in the amount of $0.2 million.

Interest Expense. Net interest expense for fiscal years 2005 and 2004 was $20.1 million and $20.5 million, respectively, which included interest income of $0.3 million and $0.2 million, respectively.

Income Taxes. The Company had an income tax benefit of $0.4 million for fiscal 2005 as compared to expense of $6.0 million for fiscal 2004. During fiscal 2005, the Company experienced a net loss in its domestic operations against which a tax benefit was recorded. During fiscal 2004, the Company experienced net profitability in its domestic operations against which tax expense was recorded. During both fiscal years 2005 and 2004, net losses were incurred in the Company’s foreign operations, against which no tax benefit can be recognized. In addition, a $0.9 million valuation allowance was recorded in fiscal 2004 against certain state income tax credits related to the closure of the Company’s Santa Ana, California facility (see further discussion in Note 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8).

Net Income (Loss). The Company incurred a net loss of $4.6 million for fiscal 2005 compared to net income of $6.7 million for fiscal 2004. The primary contributors were a decrease in net sales coupled with higher Facility Maximization charges, as discussed above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for fiscal 2005 decreased to $36.6 million from $51.0 million in fiscal 2004. As a percentage of sales, Adjusted EBITDA was 11.3% in fiscal 2005 compared to 15.0% in fiscal 2004. The decrease in fiscal 2005 was principally due to lower sales volume in the Floorcoverings segment and the items discussed above. In addition, due to the Company’s withdrawal from the Chroma partnership as discussed in Note 7 of the “Notes to Consolidated Financial Statements” contained herein in Item 8, the Company’s Adjusted EBITDA decreased due to the termination of receipt of Chroma dividends. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as a benchmark for its annual budget and long-range plan and as a valuation method for potential acquisitions. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Net Income (Loss)	$(4,629)	$6,703
Income Tax Expense (Benefit)	(358)	5,961
Net Interest Expense	20,133	20,494
Depreciation	10,307	10,470
Amortization	2,620	3,112
Chroma Cash Dividends	—	922
Equity in Earnings of Chroma	—	(893)
Minority Interest in Income (Loss) of Subsidiary	(24)	97
Facility Maximization Costs	8,158	3,986
Other Non-Cash Items	362	172

Adjusted EBITDA	$36,569	$51,024

Fiscal Year Ended January 29, 2005 (“fiscal 2004”)

Compared with Fiscal Year Ended January 31, 2004 (“fiscal 2003”)

Net Sales. Net sales for fiscal 2004 were $340.5 million, an increase of $29.4 million or 9.5%, from $311.1 million in fiscal 2003. Net sales of the Company’s floorcovering segment were $317.2 million for fiscal 2004 as compared to $283.0 million for fiscal 2003, an increase of $34.2 million or 12.1%. The increase in the floorcovering segment’s net sales was due to improved demand throughout the specified commercial market in North America. Increases were achieved in both the Institutional and Corporate end uses, driven by the overall market demand. Net sales of the Extrusion segment were $23.3 million for fiscal 2004 as compared to $28.0 million for 2003, a decrease of $4.8 million or 17.1%. The lower external net sales for the Extrusion segment was due to significantly increased usage by the Company’s floorcovering segment and lower sales to the former owner than in the prior year. The reduction was partially offset by increased sales to new external customers.

Cost of Goods Sold. Cost of goods sold increased to $226.6 million in fiscal 2004 from $209.8 million in fiscal 2003, an increase of $16.8 million or 8.0%. Included in cost of goods sold for the 2004 period are expenses of $2.6 million related to the Company’s planned closure and transfer of assets from its Santa Ana, California facility. (See further discussion in “Liquidity and Capital Resources”). As a percentage of sales, these costs were 66.6% for fiscal 2004 and 67.4% for fiscal 2003. The percentage decrease was primarily due to the increased absorption of fixed manufacturing costs as a result of improved sales volume, increased usage of the yarn from the Company’s Extrusion facility and manufacturing cost improvements.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses in fiscal 2004 were $78.2 million, an increase of $4.8 million or 6.5% from $73.4 million for fiscal 2003. As a percentage of sales, these expenses were 23.0% for fiscal 2004, compared to 23.6% for fiscal 2003. The increase in dollars was primarily due to higher compensation and related benefits of $5.7 million and commissions of $0.6 million, which were partially offset by lower legal and professional fees of $1.5 million, sampling and related costs of $1.1 million and advertising, marketing and related costs of $1.5 million. Foreign currency gains in fiscal 2004 decreased $2.0 million as compared to fiscal 2003. In addition, selling, general and administrative expenses for fiscal 2004 include expenses of $1.4 million related to the Company’s Facility Maximization. (See further discussion in “Liquidity and Capital Resources”).

Amortization. Intangible asset amortization decreased to $3.1 million in fiscal 2004 from $8.8 million in fiscal 2003. The decrease was due to the Company’s non-compete with its former parent being fully amortized as of January 31, 2004, and lower amortization of the extrusion supply agreement due to the non-cash impairment charge of $2.6 million during the fourth quarter of fiscal 2003.

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

Income Taxes. The Company had income tax expense of $6.0 million for fiscal 2004 versus an income tax benefit of $2.1 million for fiscal 2003. The Company’s effective tax rate for fiscal 2004 was 47.1% and was primarily due to (1) higher profitability of the Company and its subsidiaries in the United States, (2) combined net loss of its foreign subsidiaries against which no tax benefit can be recognized and, (3) the recognition of a $0.9 million valuation allowance against certain domestic state income tax credits carried forward from prior periods that may not be utilized in future periods. These credits were produced by the Company’s California subsidiary, and management believes it is more likely than not that their use may be limited after the closure of the Santa Ana, California facility. The tax benefit for fiscal 2003 was primarily due to the initial qualification for these credits, which included a component related to prior years, and was recorded during fiscal 2003.

Net Income. Net income for fiscal 2004 increased to $6.7 million from $1.2 million in fiscal 2003. This was due to the combined result of the factors described above.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for fiscal 2004 was $51.0 million compared to $42.7 million in fiscal 2003, an increase of $8.3 million or 19.5%. As a percentage of sales, Adjusted EBITDA improved to 15.0% in fiscal 2004 compared to 13.7% in fiscal 2003. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as a benchmark for its annual budget and long range plan and as a valuation method for potential acquisitions. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation from net income to Adjusted EBITDA is a follows:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004
Net Income	$6,703	$1,234
Income Tax Expense (Benefit)	5,961	(2,147)
Intangible Asset Impairment Charge	—	2,616
Net Interest Expense	20,494	21,343
Depreciation	10,470	10,307
Amortization	3,112	6,230
Chroma Cash Dividends	922	3,522
Equity in Earnings of Chroma	(893)	(1,386)
Minority Interest in Income of Subsidiary	97	13
Facility Maximization Costs	3,986	—
Non-Recurring Costs Associated	—	969
Other Non-Cash Items	172	—

Adjusted EBITDA	$51,024	$42,701

Liquidity and Capital Resources

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash used in operating activities in fiscal 2005 was $4.6 million compared to net cash provided by operating activities of $27.2 million in fiscal 2004. The change was primarily due to a net loss for the current year, coupled with higher working capital requirements of $15.4 million, including costs related to the Facility Maximization.

Net cash used in investing activities in fiscal 2005 and 2004 was $10.1 million and $10.8 million, respectively. Capital expenditures for fiscal 2005 were $10.5 million compared to $11.9 million for fiscal 2004. Included in capital expenditures for fiscal years 2005 and 2004 are $2.7 million and $2.0 million, respectively, related to the Facility Maximization. The Company anticipates capital expenditures for fiscal 2006 to be approximately $10.0 million.

Net cash used in financing activities in fiscal 2005 and 2004 was $5.2 million and $1.5 million, respectively. The cash used in financing for fiscal 2005 and 2004 related to repayments of long-term debt.

The Company has significant indebtedness which, as of January 28, 2006, consists of $175.0 million of 9.75% senior subordinated notes due 2010 (the “9.75% Notes”) of which $165.0 million is outstanding, a $109.0 million credit facility which had an outstanding balance of $30.6 million in term loan borrowings (the “Senior Credit Facility”), $1.7 million in purchase money and other indebtedness, and $1.3 million in sinking fund bonds under Crossley. The sinking fund bonds are subject to forgiveness beginning in fiscal 2006 given certain requirements are met. See further discusssion contained herein and Notes 9 and 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8. As of January 28, 2006, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $4.3 million of letters of credit outstanding leaving total availability of $45.7 million. Crossley has a $4.4 million revolving line of credit agreement with a Canadian bank which had $3.6 million in borrowings outstanding as of January 28, 2006.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. During 2005, the Company repurchased $10.0 million of the 9.75% Notes on the open market. Subsequent to the repurchase, the interest amount due on each date is $8.0 million. Prior to the repurchase, the amount due on each date was $8.5 million.

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

During the first quarter of fiscal 2004, the Company leased a facility to be used for a carpet tile production facility in Suzhou, China. Products manufactured at this facility are principally to be sold into mainland China and throughout Southeast Asia. Funding of $3.0 million was provided during fiscal 2003 with an additional $2.0 million provided during fiscal 2004. Minimal funding has been provided during fiscal 2005. The Company began production at this facility during fiscal 2005.

On August 18, 2004, the Company executed Amendment No. 3 (“Amendment 3”) to its Senior Credit Facility. Amendment 3 provided for, among other things, (1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to its facility located in Truro, Nova Scotia, (2) the disposal of and/or transfer to the Company of substantially all of the remaining Santa Ana, California fixed assets and transfer all or substantially all of the accounts receivable, inventory and other liquid current assets from Monterey Carpets, Inc. (“Monterey”), a wholly-owned subsidiary of the Company, to the Company, (3) the release of Monterey as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, (4) the exclusion from the financial covenants calculations of up to $10.0 million of costs related to the move and relocation to the Truro, Nova Scotia plant (the “Crossley transfer”), and (5) the reduction of the credit spread to LIBOR plus 2.75 on the Term B Loan. Amendment 3 further authorized the collateral agent to release any and all liens held by the collateral agent in or on the assets forming part of the Crossley transfer.

Effective October 29, 2005, the Company executed Amendment No. 4 (“Amendment 4”) to its Senior Credit Facility to modify certain financial covenants. Amendment 4 eliminated the interest coverage ratio requirement and modified the fixed charge coverage ratio (as defined) for third quarter of fiscal 2005 and all future measurement periods to be 1.0 to 1.0. Amendment 4 also provided for the exclusion from the financial covenants calculations of additional costs related to the Company’s broadloom consolidation project in addition to other specified charges. In addition to the modification to the covenants, Amendment 4 reset the Company’s $5 million investment basket and provides the Company the ability to purchase its Subordinated Notes subject to a minimum senior leverage ratio and minimum liquidity requirements.

As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Notes. The Company was in compliance with all covenants as of January 28, 2006, and expects to remain in compliance throughout fiscal 2006, although no assurances to that effect can be given.

Employers Mutual Insurance Companies (“EMC”) filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging that carpet tile sold by the Company to EMC in 1996 and 1997 experienced premature wearing and discoloration and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose and awarded EMC $0.8 million in damages for full replacement of this carpet. The Company appealed and on August 16, 2005, the appellate court granted the Company’s appeal. Subsequently, on September 12, 2005, EMC agreed to terminate its suit, releasing the Company of all liability for damages. Accordingly, the Company released the litigation accrual related to this suit in full in the third quarter of fiscal 2005.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), was a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners were liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter 11 proceedings. During the third quarter of fiscal 2005, the Company entered into a $0.4 million settlement agreement that was approved by the bankruptcy court that was overseeing Enron’s bankruptcy case and relieved the Company of any future liability related to this matter. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the Facility Maximization.

On September 18, 1998, James Bradley Thomason (“Thomason”) filed an action against Linda Gomez Whitener, Steve Whitener, and Gomez Floor Covering (the “Gomez Defendants”), the Company, and Mannington Commercial. Thomason alleged that the Gomez Defendants had breached a contract with Thomason to pay him certain commissions and had conspired with the Company and Mannington to cut Thomason out of several carpet installation transactions stemming from a carpet-buying contract held by the Texas General Services Commission for State of Texas agencies (the “Contract”). Thomason settled his claims against the Gomez

Defendants and Mannington Commercial. The Court granted the Company’s motion for summary judgment and as a result, all of Thomason’s claims against the Company were dismissed. The appellate court affirmed the lower court ruling on all points, except for a claim of quantum meruit (value of services where no contract exists) related to having C&A products listed on the Contract. That claim was tried before a jury and on February 10, 2006, the jury entered a verdict in favor of the plaintiff in the amount of $1,050,000. Under Texas law, the plaintiff may also make a claim for attorney’s fees and pre-judgment interest. As of the date of this report, the Court has not entered judgment on the jury verdict or the claims for attorneys’ fees or prejudgment interest. The Company has filed a motion to overturn the jury verdict. To date, no ruling has been issued on this motion.

Should the Company’s motion to overturn the jury verdict not be granted, the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, and the Company intends to vigorously prosecute an appeal of the jury verdict and any award of attorney’s fees and prejudgment interest that may be granted by the Court. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorney’s fees or prejudgment interest awarded by the Court or an affirmation of the judgment as entered by the Court. The Company has recorded an accrued liability of $1,050,000 related to this case in its accompanying statement of financial condition as of January 28, 2006.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. To date, no substantive issues have been addressed by the court. The Company denies liability and intends to vigorously defend this matter.

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

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements. Management also believes that the Company will be able to replace its revolving credit facility upon its expiration in January 2007 on similar terms and conditions. However, no assurances can be given with respect to the foregoing.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility. The plan to close the facility was approved by the Board of Directors on August 9, 2004, and the transition was completed during the Company’s fourth fiscal quarter in 2005. The Company had previously expected that the consolidation of the facilities would be completed by the end of the Company’s first fiscal quarter in 2005. However, the transfer of production was slowed to accommodate the training of associates and the completion of certain manufacturing system enhancements. During the delayed transition the Company experienced production inefficiencies that resulted in delayed deliveries to its customers and additional costs.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.3 million of Crossley’s outstanding sinking fund bonds. The forgiveness, which commences in fiscal 2006, will be over the remaining five-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees. The debt is also non-interest bearing.

The original anticipated total expenditures and actual costs incurred for the Facility Maximization are as follows (in millions):

	Anticipated Total Expenditures as of August 10, 2004	Amounts Incurred During Fiscal Year Ended January 29, 2005	Amounts Incurred During Fiscal Year Ended January 28, 2006	Cumulative Amounts Incurred as of January 28, 2006
Severance Costs	$1.8	$1.5	$0.6	$2.1
Contractual Obligations and Professional Fees	3.1	0.4	0.8	1.2
Other Project Costs	1.5	2.1	6.8	8.9

Gross Project Expenditures	$6.4	$4.0	$8.2	$12.2

The accrued Facility Maximization costs at January 29, 2005 amounted to $0.8 million which consisted of severance and other projected related costs. These costs are included in accrued expenses in the accompanying consolidated statement of financial condition. There were minimal remaining Facility Maximization costs accrued as of January 28, 2006.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 28, 2006 and January 29, 2005.

Contractual Obligations

The following table contains a summary of the Company’s future minimum payments under contractual obligations as of January 28, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt	$4.6	$30.7	$0.4	$0.4	$165.4	$0.8	$202.3
Interest Related to Debt (1)	18.5	17.7	16.1	16.1	8.0	—	76.4
Operating Leases	2.1	1.7	1.5	1.0	1.0	0.2	7.5

Total	$25.2	$50.1	$18.0	$17.5	$174.4	$1.0	$286.2

(1)	Assumes interest rates on floating rate debt equates to the interest rates as of January 28, 2006.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included herein in Item 8. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition. Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. Additionally, freight charged to customers is included in net sales.

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

Foreign Currency Translation. Effective July 31, 2005, the Company’s Canadian subsidiary adopted the U.S. dollar as its functional currency. Prior to this date, the Canadian dollar had served as the subsidiary’s functional currency. The transition to the U.S. dollar as the functional currency was primarily due to the high volume of this subsidiary’s transactions that are denominated in U.S. dollars, the high volume of intercompany transactions, and the extensive interrelationship between the Company’s U.S. operations and those of the Canadian subsidiary. The financial information of the Company’s Canadian subsidiary for the quarter ended July 30, 2005 and prior periods have been presented in U.S. dollars in accordance with a translation of convenience method using the exchange rate at July 30, 2005 of US$1.00 being equal to CDN$1.2241, the Bank of Canada closing buying rate at July 30, 2005. For periods subsequent to July 30, 2005, the Canadian dollar amounts are remeasured into the U.S. dollar reporting currency using the temporal method. When the temporal method is used to translate the local currency of a foreign entity into its functional currency, the resulting translation adjustment is reported in the current period’s statement of operations.

Assets and liabilities of the U.K. and Asian subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Foreign currency gains (losses) are recognized in the statement of operations.

Impairment of Goodwill and Indefinite Lived Intangible Asset. In addition to the annual impairment tests required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the goodwill and indefinite lived intangible asset associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Effects of Inflation

Petroleum-based products comprise a predominant portion of raw materials the Company uses in manufacturing. While the Company attempts to match cost increases with corresponding price increases, large increases in the cost of petroleum-based raw materials has adversely affected and could adversely affect the future financial results of the Company if it is unable to pass through such price increases in raw material costs to customers.

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

Seasonality

The Company experiences seasonal fluctuations, with generally lower sales and gross profit in the first and fourth quarters of the fiscal year and higher sales and gross profit in the second and third quarters of the fiscal year. The seasonality of sales and profitability is primarily a result of disproportionately higher sales in the education end market during the summer months while schools generally are closed and floorcovering can be installed.

Reliance on Primary Third-Party Supplier of Nylon Yarn

Invista, Inc. (“Invista”) currently supplies a majority of the Company’s requirements for nylon yarn, the primary raw material used in the Company’s floorcovering products. The unanticipated termination or interruption of the supply arrangement with Invista could have a material adverse effect on the Company because of the cost and delay associated with shifting this business to another supplier. Historically, the Company has not experienced significant interruptions in the supply of nylon yarn from Invista, although no assurances can be given that it will not experience interruption in supply in the future.

While Invista is an important vendor, it is believed that there are adequate alternative sources of supply from which the synthetic fiber requirement could be fulfilled including, but not limited to, nylon yarn produced by Extrusion. In addition to Invista, there are at least three major third party suppliers to the commercial carpet industry from whom the Company acquires yarn.

The other significant raw materials used by the Company in its carpet manufacturing process include coater materials, such as vinyl resins and primary backing.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Financial Accounting Standard 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in FASB Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP 123(R)-2 is to be applied upon initial adoption of SFAS No, 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company does not expect the adoption of FSP 123(R)-2 to have a material impact on its consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance is to be applied to the first reporting period beginning after December 15, 2005. Early adoption and retrospective application are permitted but not required. The Company does not expect the adoption of the provisions of FSP 13-1 to have a material impact on its consolidated financial statements.

In August 2005, the FASB issued FASB Staff Position Financial Accounting Standard 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP 123(R)-1”). FSP 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. A freestanding instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) or was subject to SFAS No. 123 (R) upon initial adoption shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The deferral excludes awards exchanged for nonemployee services or a combination of employee and nonemployee services. The deferral does not have a material impact on the Company’s consolidated financial statements.

In July 2005, the FASB issued FASB Staff Position Accounting Principles Board 18-1, “Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, upon a Loss of Significant Influence” (“FSP 18-1”). FSP 18-1 requires that if an investor loses significant influence over an investee, the investor’s proportionate share of the investee’s equity adjustments for Other Comprehensive Income should be offset against the carrying value of the investment at the time significant influence is lost by the investor. To the extent that the offset results in a negative carrying value of the investment, an investor should reduce the carrying value of the investment to zero and record the remaining balance in income. FSP 18-1 is effective as of the first reporting period beginning after July 12, 2005. Comparative financial statements shall be retrospectively adjusted to reflect application of these provisions. The adoption of FSP 18-1 did not have an impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position Financial Accounting Standard 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” (“FSP 150-5”). FSP 150-5 provides an interpretation of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable are subject to the requirements in SFAS No. 150, regardless of the timing of the redemption feature or the redemption price. FSP 150-5 is effective for the first reporting period beginning after June 30, 2005. If the guidance in this FSP results in changes to previously reported information, a cumulative effect adjustment is required. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC regarding Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). FSP 143-1 is effective upon the later of the first reporting period that ends after June 8, 2005, or the date that the EU-member country adopts the law. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

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

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that this deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company is currently evaluating the benefit, if any, that FSP No. 109-1 will have on its consolidated financial statements; however, the Company believes any impact will be immaterial.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact, if any, of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act; however, the Company believes any impact will be immaterial.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision to Statement of Financial Accounting Standards No. 123 and supersedes Accounting Principles Board Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

In November 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations”“ (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS 132 was effective for the Company’s consolidated financial statements as of January 31, 2004 and did not have an impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements and is effective for interim periods beginning after December 15, 2004. The Company adopted the provisions of SFAS No. 150 effective February 1, 2004, which did not have an impact on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company is exposed to changes in interest rates and foreign currency.

Interest Rate Risk

The Company’s senior debt has variable interest rates. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for the Company’s 9.75% fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At January 28, 2006, the Company had variable rate debt of $34.2 million and fixed rate debt of $168.1 million, which includes approximately $3.1 million of capitalized leases. The variable interest rate per annum applicable to borrowings under the Senior Credit Facility is equal to the Company’s choice of (a) an adjusted rate based upon LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by Senior Credit Facility, plus a base rate margin. The Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on our total leverage ratio for the immediately preceding four fiscal quarters. See “Note 9 Long-term Debt” in the accompanying notes to consolidated financial statements contained herein in Item 8. The impact on our results of operations of an increase of 100 basis points in the interest rate on the outstanding balance of our variable rate debt for fiscal 2005 would be approximately $0.2 million, net of tax.

Foreign Currency Exchange Rate Risk

If on January 28, 2006, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2006, we estimate, based on our year-end 2005 investments in financial instruments and holding everything else constant, that the effect on our fiscal 2006 results of operations would be immaterial.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholder and Board of Directors

Collins & Aikman Floorcoverings, Inc.

We have audited the accompanying consolidated statement of financial condition of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholder’s equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Crossley Carpet Mills Limited, a wholly-owned subsidiary, as of and for the fiscal year ended January 29, 2005, which statements reflect total assets of 9 percent of consolidated total assets as of January 29, 2005 and total revenues of 13 percent of consolidated revenues for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Crossley Carpet Mills Limited, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II for the year ended January 28, 2006, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON, LLP

Atlanta, Georgia

April 12, 2006

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

In our opinion, the financial statements referred to above present fairly, in all material reports, the consolidated financial position of the Company as at January 29, 2005 and the consolidated results of its operations and cash flows for the period ended January 29, 2005 in conformity with Canadian generally accepted accounting principles.

/s/ Ernst & Young LLP (Canada)

Chartered Accountants

Halifax, Canada

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

Collins & Aikman Floorcoverings, Inc.

We have audited the accompanying consolidated statements of operations, stockholder’s equity, and cash flows of Collins & Aikman Floorcoverings, Inc. (a Delaware Corporation) for the fiscal year ended January 31, 2004. Our audit also included the related information shown in the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Collins & Aikman Floorcoverings, Inc. and Subsidiaries for the fiscal year ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the fiscal year ended January 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG, LLP

Chattanooga, Tennessee

April 26, 2004

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share Amounts)

	January 28, 2006	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$5,803	$25,726
Accounts Receivable, net of allowances of $579 and $822 in fiscal 2005 and 2004, respectively	46,691	41,863
Inventories	39,993	38,978
Deferred Tax Assets	5,553	5,412
Prepaid Expenses and Other	3,524	1,813

Total Current Assets	101,564	113,792
PROPERTY, PLANT AND EQUIPMENT, net	67,697	67,687
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	28,650	31,143
OTHER ASSETS	6,239	7,610

TOTAL ASSETS	$302,528	$318,610

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$16,803	$18,213
Accrued Expenses	25,148	28,228
Current Portion of Long-Term Debt	4,648	713

Total Current Liabilities	46,599	47,154
OTHER LIABILITIES, including post-retirement benefit obligation	5,364	4,884
DEFERRED TAX LIABILITIES	4,441	4,979
LONG-TERM DEBT, net of current portion	197,673	207,536
MINORITY INTEREST	—	440
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER’S EQUITY:
Common stock ($0.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2005 and fiscal 2004)		—
Paid-in Capital	72,648	72,648
Retained Deficit	(22,435)	(17,806)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(553)	(271)
Minimum pension liability adjustment, net of tax	(1,209)	(954)

Total Stockholder’s equity	48,451	53,617

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$302,528	$318,610

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

(In Thousands)

	Fiscal Year Ended
	January 28, 2006 (52 Weeks)	January 29, 2005 (52 Weeks)	January 31, 2004 (53 Weeks)
Net Sales	$325,056	$340,474	$311,057

Cost of Goods Sold	227,868	226,601	209,798
Selling, General & Administrative Expenses	80,337	78,227	73,356
Amortization	2,620	3,112	8,846

Operating Expenses	310,825	307,940	292,000

Operating Income	14,231	32,534	19,057
Minority Interest in (Income) Loss of Subsidiary	24	(97)	(13)
Equity in Earnings of Affiliate	—	893	1,386
Gain on Early Extinguishment of Debt	795	—	—
Net Interest Expense	20,133	20,494	21,343
Other	96	(172)	—

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(4,987)	12,664	(913)
Income Tax Expense (Benefit)	(358)	5,961	(2,147)

Net Income (Loss)	$(4,629)	$6,703	$1,234

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholder’s Equity

(In Thousands, Except Share Amounts)

	Common Stock (Shares)	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		Total
				Foreign Currency Translation	Minimum Pension Liability
BALANCE, January 25, 2003	1,000	$72,648	$(23,480)	$(809)	$(1,209)	$47,150
Net income	—	—	1,234	—	—	1,234
Change in foreign currency translation adjustment, net of tax	—	—	—	316	—	316
Change in minimum pension liability adjustment, net of tax	—	—	—	—	255	255

Total Comprehensive Income						1,805

Dividend to parent	—	—	(2,263)	—	—	(2,263)

BALANCE, January 31, 2004	1,000	72,648	(24,509)	(493)	(954)	46,692
Net income	—	—	6,703	—	—	6,703
Change in foreign currency translation adjustment, net of tax	—	—	—	222	—	222
Change in minimum pension liability adjustment, net of tax	—	—	—	—	—	—

Total Comprehensive Income						6,925

BALANCE, January 29, 2005	1,000	72,648	(17,806)	(271)	(954)	53,617
Net loss	—	—	(4,629)	—	—	(4,629)
Change in foreign currency translation adjustment, net of tax	—	—	—	(282)	—	(282)
Change in minimum pension liability adjustment, net of tax	—	—	—	—	(255)	(255)

Total Comprehensive Income						(5,166)

BALANCE, January 28, 2006	1,000	$72,648	$(22,435)	$(553)	$(1,209)	$48,451

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,629)	$6,703	$1,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	10,307	10,470	10,307
Amortization of intangible assets	2,620	3,112	6,230
Amortization and write-off of deferred financing fees	1,158	1,259	1,720
Change in deferred income tax	(679)	3,561	(1,261)
Equity in earnings of affiliate	—	(893)	(1,386)
Minority interest in income (loss) of subsidiary	(24)	97	13
Gain on early extinguishment of debt	(795)	—	—
Loss on disposal of fixed assets	36	172	—
Non-cash impairment charge	—	—	2,616
Changes in operating assets and liabilities:
Accounts receivable	(4,828)	(5,844)	2,508
Inventories	(1,015)	(3,515)	258
Accounts payable	(1,410)	491	1,803
Accrued expenses	(3,080)	7,930	982
Other, net	(2,307)	3,702	(5,005)

Total adjustments	(17)	20,542	18,785

Net cash provided by (used in) operating activities	(4,646)	27,245	20,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of capital assets	370	92	—
Equity distribution from affiliate	—	922	3,522
Additions to property, plant, and equipment	(10,461)	(11,862)	(8,830)

Net cash used in investing activities	(10,091)	(10,848)	(5,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	19,530	15,280	8,500
Repayments of revolving credit facilities	(15,888)	(15,280)	(8,500)
Proceeds from issuance of long-term debt	752	641	—
Repayments of long-term debt	(9,322)	(1,784)	(21,972)
Dividends to Tandus Group, Inc.	—	—	(2,263)
Financing costs	(256)	(380)	(18)

Net cash used in financing activities	(5,184)	(1,523)	(24,253)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2)	(189)	(324)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,923)	14,685	(9,866)

CASH AND CASH EQUIVALENTS, Beginning of Year	25,726	11,041	20,907

CASH AND CASH EQUIVALENTS, End of Year	$5,803	$25,726	$11,041

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the United Kingdom and China.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”), specifically OCM Principal Opportunities Fund II, L.P. (the “Oaktree Fund”) and BancAmerica Capital Investors II, L.P. (the “B of A Fund”), respectively, control a majority of the outstanding capital stock of Tandus Group.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc., its subsidiaries, joint venture and its equity investment. All significant intercompany items have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior years to conform to the current year presentation.

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

Fiscal Year

The fiscal year of the Company ends on the last Saturday of January. Fiscal years are identified according to the calendar year in which the majority of the months fall. Fiscal years 2005 and 2004 were 52-week years which ended on January 28, 2006 and January 29, 2005, respectively, while fiscal 2003 was a 53-week year which ended on January 31, 2004.

Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $14.6 million, $15.0 million and $12.9 million for fiscal 2005, 2004 and 2003, respectively. Freight charged to customers is included in net sales. Freight fees included in net sales were $6.1 million, $5.5 million and $4.7 million in fiscal 2005, 2004 and 2003, respectively.

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

Foreign Currency Translation

Effective July 31, 2005, the Company’s Canadian subsidiary adopted the U.S. dollar as its functional currency. Prior to this date, the Canadian dollar had served as the subsidiary’s functional currency. The transition to the U.S. dollar as the functional currency is primarily due to the high volume of this subsidiary’s transactions that are denominated in U.S. dollars, the high volume of intercompany transactions, and the extensive interrelationship between the Company’s U.S. operations and those of the Canadian subsidiary. The financial information of the Company’s Canadian subsidiary for the quarter ended July 30, 2005 and prior periods have been presented in U.S. dollars in accordance with a translation of convenience method using the exchange rate at July 30, 2005 of US$1.00 being equal to CDN$1.2241, the Bank of Canada closing buying rate at July 30, 2005. For periods subsequent to July 30, 2005, the Canadian dollar amounts are remeasured into the U.S. dollar reporting currency using the temporal method. When the temporal method is used to translate the local currency of a foreign entity into its functional currency, the resulting translation adjustment is reported in the current period’s statement of operations.

Assets and liabilities of the U.K. and Asian subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Foreign currency gains (losses) are recognized in the statement of operations.

Net foreign currency gains recognized in the consolidated statements of operations were approximately $0.0 million, $1.4 million and $3.4 million for fiscal years 2005, 2004 and 2003, respectively.

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable, and long-term debt. Because of the short-term maturity of cash and cash equivalents and trade accounts receivable, carrying value approximates fair value.

The carrying value of the senior credit facility portion of the Company’s long-term debt approximates the fair value as the Company’s credit facility (Note 9) is subject to variable interest rates. As of January 28, 2006, the carrying value of the 9.75% Notes exceeded their estimated fair value by approximately $12.4 million. Fair values of the 9.75% Notes are determined by market sources.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Accounts Receivable and Allowances

The Company sells floorcovering products to a wide variety of manufacturers and retailers located primarily throughout the United States and generally does not require collateral. The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. Allowances are provided for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluations of the financial condition of the Company’s customers and collectability of the Company’s accounts receivable. These allowances are maintained at a level which management believes is sufficient to cover potential credit losses. Accounts receivable balances are aged according to invoice date and applicable terms, and are written off as uncollectible only after all reasonable collection efforts have been made.

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

Long-Lived, Goodwill and Other Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations (“SFAS No. 144”). If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Goodwill and other intangible assets with an indefinite useful life are tested for impairment annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142,” Goodwill and Other Intangible Assets” (“SFAS No. 142”). An intangible asset with a finite life is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in SFAS No. 144.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. The Company accounts for income taxes under an asset and liability approach pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (SFAS No. 109”). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that includes the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured.

Stock Based Compensation

The Company accounts for its stock based compensation plan under the recognition and measurement principals of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and follows the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS No. 148”).

In August 2001, Tandus adopted the 2001 Tandus Group, Inc., Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ board of directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of January 28, 2006, the Company has not recorded any expense as the Company has not achieved the targets established under the program. At January 28, 2006, no shares are exercisable and the weighted average contractual life of the options outstanding is 5.5 years.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair market value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year Ended
(in thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Net income (loss), as reported	$(4,629)	$6,703	$1,234
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	29	33	38

Proforma net income (loss)	$(4,658)	$6,670	$1,196

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Financial Accounting Standard 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in FASB Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP 123(R)-2 is to be applied upon initial adoption of SFAS No, 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company does not expect the adoption of FSP 123(R)-2 to have a material impact on its consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance is to be applied to the first reporting period beginning after December 15, 2005. Early adoption and retrospective application are permitted but not required. The Company does not expect the adoption of the provisions of FSP 13-1 to have a material impact on its consolidated financial statements.

In August 2005, the FASB issued FASB Staff Position Financial Accounting Standard 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP 123(R)-1”). FSP 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. A freestanding instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) or was subject to SFAS No. 123 (R) upon initial adoption shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The deferral excludes awards exchanged for nonemployee services or a combination of employee and nonemployee services. The deferral does not have a material impact on the Company’s consolidated financial statements.

In July 2005, the FASB issued FASB Staff Position Accounting Prinicples Board 18-1, “Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, upon a Loss of Significant Influence” (“FSP 18-1”). FSP 18-1 requires that if an investor loses significant influence over an investee, the investor’s proportionate share of the investee’s equity adjustments for Other Comprehensive Income should be offset against the carrying value of the investment at the time significant influence is lost by the investor. To the extent that the offset results in a negative carrying value of the investment, an investor should reduce the carrying value of the investment to zero and record the remaining balance in income. FSP 18-1 is effective as of the first reporting period beginning after July 12, 2005. Comparative financial statements shall be retrospectively adjusted to reflect application of these provisions. The adoption of FSP 18-1 did not have an impact on the Company’s consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In June 2005, the FASB issued FASB Staff Position Financial Accounting Standard 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable” (“FSP 150-5”). FSP 150-5 provides an interpretation of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable are subject to the requirements in SFAS No. 150, regardless of the timing of the redemption feature or the redemption price. FSP 150-5 is effective for the first reporting period beginning after June 30, 2005. If the guidance in this FSP results in changes to previously reported information, a cumulative effect adjustment is required. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC regarding Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). FSP 143-1 is effective upon the later of the first reporting period that ends after June 8, 2005, or the date that the EU-member country adopts the law. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

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

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that this deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment for purposes of applying FASB Statement No. 109. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision to Statement of Financial Accounting Standards No. 123 and supersedes Accounting Principles Board Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123R will be effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the effective date of SFAS No. 123R. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

In November 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations”“ (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revision of SFAS 132 was effective for the Company’s consolidated financial statements as of January 31, 2004 and did not have an impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as imposes additional disclosure requirements and is effective for interim periods beginning after December 15, 2004. The Company adopted the provisions of SFAS No. 150 effective February 1, 2004, which did not have an impact on its financial position, results of operations or cash flows.

3. INVENTORIES

Net inventory balances are summarized below (in thousands):

	January 28, 2006	January 29, 2005
Raw materials	$17,427	$20,315
Work in process	6,296	5,634
Finished goods	16,270	13,029

	$39,993	$38,978

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, are summarized below (in thousands):

	Depreciable Lives	January 28, 2006	January 29, 2005
Land improvements	15 years	$2,121	$2,128
Buildings	35 years	22,484	19,442
Machinery and equipment	3-9 years	108,687	104,138
Leasehold improvements	Lease term or 10 years	4,687	4,690
Construction in progress	—	1,078	6,237

		139,057	136,635
Less accumulated depreciation		(71,360)	(68,948)

		$67,697	$67,687

Depreciation expense and leasehold amortization of property, plant and equipment was $10.3 million for fiscal 2005, $10.5 million for fiscal 2004 and $10.3 million for fiscal 2003.

5. OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the intangible assets that are subject to amortization are as follows (in thousands):

	January 28, 2006		January 29, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Non-compete	$12,000	$(12,000)	$12,000	$(12,000)
Patent	27,000	(22,090)	27,000	(19,634)
Supply Agreement	8,000	(8,000)	8,000	(7,836)

Total	$47,000	$(42,090)	$47,000	$(39,470)

The Company’s non-compete with its former parent was being amortized over a seven year period using a double-declining balance method and was fully amortized as of January 31, 2004. The patent is being amortized over an eleven-year period using the straight-line method. The supply agreement was being amortized over a three-year period using the straight-line method and was fully amortized as of April 30, 2005. In the fourth quarter of fiscal 2003, Extrusion recorded a non-cash impairment charge related to the supply agreement. During fiscal 2003, The Dixie Group, Inc. (“Dixie”) completed the divestiture of certain portions of their business. Dixie is the seller from whom the Company acquired Extrusion on May 8, 2002. Due to an anticipated reduction in the requirements of the extrusion operations to Dixie and to the successor of the portion of the business that was sold, the Company recorded an impairment charge of $2.6 million to reflect the Supply Agreement at its fair value.

The Company has an unamortized intangible asset with an indefinite life, other than goodwill. The carrying amount of the trade name was $23,613 as of January 28, 2006. The Company also has an unamortized intangible asset related to its defined benefit plans in the amount of $127 as of January 28, 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Actual and estimated amortization expense is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Aggregate amortization expense	$2,620	$3,112	$8,846

Estimated amortization expense:
Fiscal 2006	2,455
Fiscal 2007	2,455
Fiscal 2008	—
Fiscal 2009	—
Fiscal 2010	—

During fiscal years 2005 and 2004, there were no changes to the carrying value of goodwill.

6. ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

	January 28, 2006	January 29, 2005
Payroll and employee benefits	$6,495	$12,178
Customer claims	1,798	2,715
Accrued interest	7,796	8,085
Accrued professional fees	3,323	3,184
Other	5,774	2,066

	$25,186	$28,228

7. INVESTMENT IN AFFILIATE

Prior to and during fiscal 2004, the Company and another partner each held a one-half interest in Chroma Systems Partners (“Chroma”), a general partnership, which provided carpet dyeing and finishing services to the partners and outside third parties. As the Company did not exercise control over the partnership, the Company accounted for the partnership under the equity method of accounting.

On August 10, 2004, the Company and its parent announced its intent to close its manufacturing facility in Santa Ana, California, and transfer the production to its existing Truro, Nova Scotia, Canada facility. As part of the closing of the California facility, the Company successfully negotiated its exit from the Chroma partnership and entered into the Chroma Transition Agreement with Dixie Group, Inc. (“Dixie”) to allow for the transition of dyeing and finishing services needed until the Santa Ana, California manufacturing facility was closed. A charge of $0.2 million was recorded during fiscal 2004 to reflect the negotiated settlement related to the early termination of its Dyeing and Finishing Agreement with Chroma and withdrawal from the Chroma Partnership. The closure of the Santa Ana, California facility was completed in fiscal 2005.

During the term of the Company’s held interest in Chroma, the Company and the other partner had agreed to purchase carpet dyeing and finishing services exclusively from the partnership. Charges for these services were equal to prevailing market prices for comparable services. During fiscal years 2004 and 2003, the Company was charged $9.8 million and $10.0 million for these services, respectively.

The Company leased a portion of its carpet manufacturing and administrative space from the partnership. During fiscal years 2004 and 2003, the Company paid the partnership approximately $0.4 million during each year for rent expense. In addition, the Company had agreed to provide certain executive management and operational services at cost while the partnership agreed to provide the Company with executive management and certain maintenance and utility services at cost. During fiscal years 2004 and 2003, the Company charged approximately $0.1 million during each year for the management and operation services while the partnership charged the Company approximately $0.3 million during each year for executive management and maintenance and utility services.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Substantially all domestic employees of the Company who meet eligibility requirements are covered under a defined contribution plan, which is administered by the Company. Eligible participants can contribute up to 10% of their annual compensation and receive Company matching contributions based on formulas as specified in the plan document. The Company contributed approximately $1.0 million, $0.8 million and $1.0 million in fiscal years 2005, 2004 and 2003, respectively, to the plan.

Domestic Defined Benefit Plan

The Company maintains a defined benefit program (“the U.S. Plan”) for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the U.S. Plan beyond minimum funding requirements as is deemed appropriate by management.

The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plan, and amounts recognized in the Company’s consolidated financial statements as of January 28, 2006 and January 29, 2005 using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
(in thousands)	January 28, 2006	January 29, 2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,702	$4,800
Service cost	—	—
Interest cost	232	274
Change in assumptions	—	184
Actuarial (gain) loss	203	(56)
Benefits paid	(476)	(470)
Settlement (gain) loss	7	(30)

Benefit obligation at end of year	$4,668	$4,702

Change in Plan Assets:
Fair value of plan assets at beginning of year	$4,776	$4,745
Company contributions	—	500
Actual return on plan assets	39	1
Benefits paid	(476)	(470)

Fair value of plan assets at end of year	$4,339	$4,776

Funded Status of the Plan:
Funded status at end of year	$(329)	$74
Unamortized net actuarial loss	1,943	1,766

Prepaid benefit cost	1,614	1,840
Additional minimum liability	(1,943)	(1,766)

(Accrued) Prepaid benefit cost after additional minimum liability	$(329)	$74

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
(in thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Net Pension Cost Includes the Following Components:
Service cost — benefits earned during the period	$—	$—	$—
Interest cost on project benefit obligations	232	274	290
Expected return on plan assets	(319)	(363)	(261)
Recognized net actuarial losses	127	99	145
Settlement losses	187	177	—

Net periodic pension expense for year	$227	$187	$174

	January 28, 2006	January 29, 2005
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.50%	5.75%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.75%
Expected long-term rate of return on assets	7.75%	7.75%

As previously disclosed, the U.S. plan was frozen during fiscal 2002. Accordingly, there is no assumed rate of compensation increase associated with current and future plan calculations.

The accumulated benefit obligation for each of the years ended January 28, 2006 and January 29, 2005 is $4.7 million.

The investment strategy for the Company’s U.S. Plan is determined by a Committee composed of senior management of the Company, two members from Human Resources and one member from Finance. This Committee reports to the Compensation Committee of the Board of Directors. The funds in the U.S. Plan are to be invested effectively and prudently for the exclusive benefit of U.S. Plan participants and beneficiaries. In order to accomplish this strategy, the U.S. Plan’s current asset allocation strategy contains a defined mix of both debt and equity securities, to maximize growth at a conservative risk level. The Committee reviews the U.S. Plan’s asset mix on a regular basis. When the exposure in either asset category reaches either a minimum or maximum level, an asset allocation review process is initiated and the portfolio will be rebalanced backed to target allocation levels. In developing a strategic asset allocation policy, the Company examined certain factors that affect the risk tolerance of the U.S. Plan such as the demographics of employees, the actuarial and funding characteristics of the U.S. Plan and the Company’s business and financial characteristics.

The U.S. Plan’s weighted-average asset allocations at January 28, 2006 and January 29, 2005, by asset category are as follows:

Asset Category	Fiscal 2005 Target Allocation	January 28, 2006
Equity Securities	62%	62%
Fixed Income Debt Securities	38%	38%

Total	100%	100%

Asset Category	Fiscal 2004 Target Allocation	January 29, 2005
Balanced mutual funds	75%	75%
Money market fund	25%	25%

Total	100%	100%

The expected return on asset assumption was developed through analysis of historical market returns, current market conditions and a comparison of expectations on potential future market returns. The assumption represents a long-term average view of the performance of the U.S. Plan; therefore, the return may or may not be achieved during any one fiscal year.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A new mortality table assumption was adopted by the Company for the measurement of the January 28, 2006 benefit obligations, moving from the 1983 GAM mortality table to the RP-2000 CH table. This change in mortality table increased pension liabilities by approximately 5%.

The following benefit payments are expected to be paid (in thousands):

Plan Year	Payout Projection
2006	245
2007	278
2008	339
2009	245
2010	280
2011 – 2015	1,122

No employer contributions are expected to be required to be paid in fiscal 2006.

Canadian Defined Benefit Plan

Substantially all Canadian employees of Crossley who meet eligibility requirements can participate in a defined benefit plan (the “Canadian Plan”) administered by the Company. Canadian Plan benefits are generally based on years of service and employees’ compensation during their years of employment. The Company contributes annually an amount that is based on the recommendations of its actuary and is deductible for income tax purposes. Assets of the Canadian plan are held in a trust invested primarily in mutual funds.

The following tables provide a reconciliation of the projected benefit obligation, plan assets, the funded status of the plans and amounts recognized in the Company’s consolidated financial statements at January 28, 2006 and January 29, 2005 using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
(in thousands)	January 28, 2006	January 29, 2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$7,876	$6,746
Service cost	925	609
Interest cost	480	432
Benefits paid	(1,035)	(643)
Foreign currency adjustment	643	460
Change in assumptions	1,193	272

Benefit Obligation at end of year	$10,082	$7,876

Change in Plan Assets:
Fair value of plan assets at beginning of year	$7,301	$6,298
Company contributions	882	635
Foreign currency adjustment	597	429
Actual return on plan assets	1,005	582
Benefits paid	(1,035)	(643)

Fair value of plan assets at end of year	$8,750	$7,301

Funded Status of the Plan:
Funded status at end of year	$(1,332)	$(575)
Unamortized net actuarial loss	1,394	613

Prepaid benefit cost	62	38
Additional minimum liability	(189)	(112)

Accrued benefit cost after additional minimum liability	$(127)	$(74)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
(in thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$915	$609	$398
Interest cost on project benefit obligations	475	432	364
Expected return on plan assets	(541)	(472)	(371)
Recognized net actuarial loss	2	3	3

Net periodic pension expense for year	$851	$572	$394

	January 28, 2006	January 29, 2005
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.25%	6.00%
Rate of Compensation Increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.25%
Expected long-term rate of return on assets	7.00%	7.00%
Rate of Compensation Increase	4.00%	4.00%

The accumulated benefit obligation for the years ended January 28, 2006 and January 29, 2005 is $8.9 million and $7.4 million, respectively.

The Company’s Canadian Plan weighted-average asset allocations at December 31, 2005 and December 31, 2004 by asset category are as follows:

	Target Allocation	December 31, 2005	December 31, 2004
Core Canadian Equity	36.0%	36.9%	42.9%
U.S. Equity	14.5%	12.2%	10.7%
Real Estate	5.0%	4.2%	4.2%
Bond	31.0%	31.4%	29.2%
Mortgage	5.5%	4.0%	4.4%
International Equity	8.0%	8.5%	8.6%
Money Market	0.0%	2.8%	0.0%

Total	100.0%	100.0%	100.0%

The investment strategy for the Company’s Canadian plan is determined by a Committee composed of senior management, with representation from the Executive, Finance and Human Resources groups. This Committee reports to the Compensation Committee of the Board of Directors. The funds in the Canadian Plan are to be invested effectively and prudently for the exclusive benefit of Canadian Plan participants and beneficiaries with a strategy to maintain a conservative growth mix. In order to accomplish this strategy, the Canadian Plan’s asset allocation strategy contains investments in mutual funds, three focused on equity securities to maximize growth, and three focused on debt instruments to maintain a minimum level of stability. The Committee reviews the Canadian Plan’s asset mix on a regular basis. When the exposure in any of the funds reaches either a minimum or maximum level, an asset allocation review process is initiated and the independent pension plan administrator will automatically rebalance the portfolio back to target allocation levels. In developing a strategic asset allocation policy for the Canadian Plan, the Company examined certain factors that affect the risk tolerance of the Canadian Plan such as the demographics of employees, the actuarial and funding characteristics of the Canadian Plan and the Company’s business and financial characteristics.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The expected return on asset assumption was developed through analysis of historical market returns, current market conditions, and a comparison of expectations on potential future market returns. The assumption represents a long-term average view of the performance of the Canadian Plan, therefore the return may or may not be achieved during any one fiscal year.

The following benefit payments are expected to be paid (in thousands):

Plan Year	Payout Projection
2006	$506
2007	122
2008	197
2009	466
2010	725
2011 – 2015	$5,337

The employer contributions expected to be paid in fiscal 2006 are $0.5 million.

Postretirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the postretirement benefit plan (the “Postretirement Plan”) currently in effect.

The following tables provide a reconciliation of the projected benefit obligation, the funded status and amounts recognized in the Company’s financial statements at January 28, 2006 and January 29, 2005 using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,400	$2,155
Service cost	169	165
Interest cost	122	125
Change in assumptions	77	127
Actuarial loss (gain)	(182)	(112)
Benefits paid	(52)	(60)
Curtailment gain	(77)	—

Benefit Obligation at end of year	$2,457	$2,400

Funded Status of the Plan:
Funded status at end of year	$(2,457)	$(2,400)
Unamortized net actuarial loss	5	111

Accrued benefit cost	$(2,452)	$(2,289)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$169	$165	$162
Interest cost on project benefit obligations	123	125	119
Curtailment Gain	(77)	—	—

Net periodic pension expense for year	$215	$290	$281

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The weighted-average discount rate used in determining the postretirement benefit obligations was 5.50% at January 28, 2006 and 5.75% at January 29, 2005. The weighted-average discount rate used in determining the net periodic pension expense was 5.75% for the year ended January 28, 2006 and 6.25% for the year ended January 29, 2005. The Postretirement Plan is unfunded. The Postretirement Plan does not allow for increases in employer-paid costs for participants who retired after 1998; therefore, the health care cost trend rate assumption has no material impact on the obligation of the Company.

The following benefit payments are expected to be paid (in thousands):

Plan Year	Payout Projection
2006	107
2007	104
2008	116
2009	128
2010	146
2011 – 2015	978

The employer contributions expected to be paid in fiscal 2006 are $0.1 million.

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 28, 2006	January 29, 2005
10% Senior Subordinated Notes, due 2006	$250	$250
9.75% Senior Subordinated Notes, due 2010	165,000	175,000
Senior Secured Credit Facility	30,598	30,920
Sinking Fund Bonds	1,335	1,234
Revolving Line of Credit	3,642	—
Other Debt	1,496	845

Total Debt	202,321	208,249
Less Current Maturities	4,648	713

	$197,673	$207,536

Senior Subordinated Notes

On February 20, 2002 the Company issued at par value $175.0 million of 9.75% Senior Subordinated Notes due in 2010 (the “9.75% Notes”). Interest is payable semiannually in arrears on February 15 and August 15. The 9.75% Notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The indenture governing the 9.75% Notes contains certain other restricted covenants that limit the ability of the Company among other things, to incur additional indebtedness, to pay dividends or make certain other restricted payments, and to put limitations on the incurrence of indebtedness, asset dispositions, and transactions with affiliates. The 9.75% Notes are guaranteed on a senior subordinated basis by the Company’s existing domestic subsidiaries. The indenture does not prohibit open market purchases of the 9.75% Notes.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During fiscal 2005, the Company purchased in the open market subordinated notes with a face value of $10.0 million for an aggregate price of $9.0 million. These notes have been classified as defeased. The Company realized a $1.0 million gain on the purchase, which was partially offset by a write-off of a portion of the deferred financing fees related to these issuances in the amount of $0.2 million.

As of January 28, 2006 the carrying value of the 9.75% Notes exceeded their estimated fair value by approximately $12.4 million. Fair values of the 9.75% Notes are obtained from market sources.

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

In connection with the 9.75% Notes offering, the Company amended its 2001 Senior Credit Facility (“Senior Credit Facility”) in February 2002. The Senior Credit Facility originally consisted of $59.0 million in term loan borrowings and a $50.0 million revolving credit line, which includes a letter-of-credit sublimit of $15.0 million. In addition, the Senior Credit Facility allows for up to $75.0 million of additional term loans to be made under the existing facility, subject to one or more lenders committing to provide such loans and other specific requirements, including compliance with financial covenants.

The Tranche A Term Loan Facility was repaid in full with proceeds of the 9.75% Notes in February 2002. The Tranche B Term Loan Facility will mature on January 25, 2008 and, beginning December 31, 2004, requires quarterly principal payments of $0.08 million through March 31, 2007, and $7.5 million through January 25, 2008. The revolving credit portion of the 2001 Credit Facility will mature on January 25, 2007 and may be repaid and reborrowed from time-to-time. As of January 28, 2006, the Company’s $50.0 million revolving line of credit had no borrowings outstanding and $4.3 million of letters of credit outstanding leaving total availability of $45.7 million.

On August 18, 2004, the Company entered into a third amendment to its Senior Credit Facility. This amendment provides for, among other things (1) the transfer of certain of the broadloom manufacturing fixed assets located in Santa Ana, California to the facility located in Truro, Nova Scotia, (2) the disposal of and/or transfer to the Company of substantially all of the remaining Santa Ana, California fixed assets and transfer of all or substantially all of the accounts receivable, inventory and other liquid current assets from Monterey Carpets, Inc. (“Monterey”), a wholly-owned subsidiary of the Company, to the Company, (3) the release of Monterey as a subsidiary guarantor under the subsidiary guarantee agreement and the security agreement and any other loan documents to which it is a party, (4) the exclusion from the financial covenants calculations of up to $10.0 million of costs related to the move and relocation to the Truro, Nova Scotia plant (“the Crossley transfer”) and (5) the reduction of the credit spread to LIBOR plus 2.75 on the term loan. The Amendment further authorizes the collateral agent to release any and all liens held by the collateral agent in or on the assets forming part of the Crossley transfer.

Effective with the August 2004 amendment, the Senior Credit Facility bears interest at a per annum rate equal to the Company’s choice of (a) an adjusted rate based on LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. With respect to the revolving credit facility, the Eurodollar margin and the base rate margin adjust quarterly on a sliding scale based on the net senior leverage ratio for the immediately preceding four consecutive quarters, which was 0.79 as of January 28, 2006. With respect to the term loan, the Eurodollar margin is 2.75% and the base rate margin is 1.75%. The weighted average interest rate of the Senior Credit Facility for the year ended January 28, 2006 was 4.3%.

Effective October 29, 2005, the Company amended its Senior Credit Facility to modify certain financial covenants. The amendment eliminated the interest coverage ratio requirement and modified the minimum fixed charge coverage ratio (as defined) for third quarter of fiscal 2005 and all future measurement periods to be 1.0 to 1.0. The amendment also provided for the exclusion from the financial covenants calculations of additional costs related to the Company’s broadloom consolidation project in addition to other specified charges, which are as follows (in thousands):

Fiscal 2005
Chroma settlement cost	$400
Monterey inventory charge	500
Professional fees related to Amendment No. 4 of Senior Credit Facility	129
Excess California office charges	1,111
Severance charges	880

Total Adjustments for Consolidated EBITDA per Amendment No. 4 of Senior Credit Facility	$3,020

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company was in compliance with all covenants as of January 28, 2006 and currently expects to remain in compliance throughout fiscal 2006, although no assurances to that effect can be given. In addition to the modification to the covenants, the amendment reset the Company’s $5 million investment basket and provides the Company the ability to purchase its 9.75% Notes subject to a minimum senior leverage ratio and minimum liquidity requirements. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Notes.

The Senior Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, capital expenditures, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens, encumbrances and other matters customarily restricted in loan agreements. Obligations under the Senior Credit Facility are secured by a pledge of all the Company’s capital stock, substantially all tangible and intangible assets and 65.0% of the capital stock of, or equity interest in, each of the foreign subsidiaries. All obligations under the Senior Credit Facility are guaranteed by all present and future domestic subsidiaries, with the exception of Monterey, which was released as a guarantor effective with the August 2004 amendment.

The Company or any subsidiary may sell or transfer any property or assets to, or purchase or acquire any property or assets from, any of its affiliates in the ordinary course of business at prices and on terms and conditions not materially less favorable to the Company or the subsidiary than could be obtained on an arm’s length basis from unrelated parties. Any loans or advances made by the Company to any subsidiary is evidenced by a promissory note pledged to the collateral agent for the benefit of the secured parties.

Other Long-Term Debt

Crossley has available a revolving line-of-credit agreement with a Canadian bank which is used to finance working capital requirements. At January 28, 2006, $3.6 million was outstanding and $0.8 million was available under this line of credit. In addition, approximately $1.3 million of long-term debt comprised of sinking fund bonds held and issued by the Nova Scotia Business Development Corporation was outstanding as of January 28, 2006. The Company negotiated with the Nova Scotia government the forgiveness of these sinking fund bonds as part of the Facility Maximization (see Note 11 contained herein). The forgiveness will commence in fiscal 2006, will be over the remaining five-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees during the year. The debt will also be non-interest bearing.

At January 28, 2006, the scheduled annual maturities of long-term debt are as follows (in thousands):

Fiscal Year:	Amount
2006	$4,648
2007	30,692
2008	406
2009	408
2010	165,415
Thereafter	752

$202,321

Total interest paid by the Company on all indebtedness was $19.3 million, $18.6 million and $19.4 million for fiscal 2005, 2004 and 2003, respectively.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Deferred Financing Costs

Financing costs of $4.4 million and $5.2 million associated with the issuance of the Senior Credit Facility and the 9.75% Notes are included in other assets on the accompanying balance sheets as of January 28, 2006 and January 29, 2005, respectively. The Company recorded additional deferred financing costs of $0.3 million during fiscal 2005 related to the October 29, 2005 Senior Credit Facility amendment. A write-off of $0.2 million was recorded in fiscal 2005 in connection with the early extinguishment of $1.0 million of the 9.75% Notes. Financing costs are amortized on the straight-line method over the term of the respective debt agreements. Amortization expense charged to interest expense was $0.7 million in fiscal 2005, $1.7 million in fiscal 2004 and $1.6 million in fiscal 2003.

Net Interest Expense

Total net interest expense was $20.1 million, $20.5 million and $21.3 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, which includes interest income of $0.3 million in fiscal 2005, $0.2 million in fiscal 2004 and $0.1 million in fiscal 2003.

10. INCOME TAXES

Domestic and foreign components of income (loss) before income taxes are summarized as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Domestic	$(3,229)	$16,548	$702
Foreign	(1,758)	(3,884)	(1,615)

	$(4,987)	$12,664	$(913)

Components of the income tax provision for fiscal years 2005, 2004 and 2003 are summarized as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Current:
Federal	$(1,288)	$3,560	$(1,355)
State and local	(252)	283	(601)
Foreign	—	—	—

	(1,540)	3,843	(1,956)

Deferred:
Federal	140	3,189	762
State and local	(75)	333	(824)
Foreign	1,117	(1,404)	(129)

	1,182	2,118	(191)

Income tax expense (benefit)	$(358)	$5,961	$(2,147)

The reconciliation between income taxes computed at the U.S. Federal income statutory rate of 34% and the provision for income taxes as included in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Amount at U.S. Federal income tax rate	$(1,696)	$4,432	$(320)
State and local income taxes, net of federal income taxes	(216)	400	(2)
Nondeductible expenses	220	259	265
State tax credits	—	—	(1,314)
Reduction in tax contingencies	(272)	—	(944)
Tax effect of foreign operations	1,117	(45)	248
Tax refunds from prior year amended returns	(318)	—	—
Rate change on prior year gross deferred items	(167)	(22)	15
Change in valuation allowance	1,323	876	187
Other	(349)	61	(282)

Income tax expense (benefit)	$(358)	$5,961	$(2,147)

The components of the net deferred tax assets as of January 28, 2006 and January 29, 2005 were as follows (in thousands):

	January 28, 2006	January 29, 2005
Deferred tax assets:
Warranty & customer claims accruals	$539	$1,337
Employee benefits	1,337	1,070
Inventory reserves	1,123	665
Accrued taxes	35	76
Other liabilities and reserves	2,354	671
Book depreciation in excess of tax	—	201
AMT credits	680	680
Deferred compensation	7,186	7,483
State credits	943	943
Federal and state net operating loss carryforwards	2,144	126
Foreign tax credits	2,208	3,020
Foreign net operating loss carryforwards	5,723	4,365
Valuation allowance	(4,600)	(3,277)

Total deferred tax assets	19,672	17,360

Deferred tax liabilities:
Tax depreciation in excess of book	7,733	8,164
Goodwill and intangible amortization	10,827	8,483
Other	—	280

Total deferred tax liabilities	18,560	16,927

Net deferred tax assets	$1,112	$433

Federal and state tax net operating loss carryforwards totaled $5.6 million and $0.1 million as of January 28, 2006 and January 29, 2005, respectively. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from five to twenty years.

Foreign tax net operating loss carryforwards totaled $19.2 million and $14.5 million as of January 28, 2006 and January 29, 2005, respectively. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from nine years to an indefinite expiration. A valuation allowance of $3.7 million has been established at January 28, 2006 for certain of these losses for which realization, in management’s assessment, is considered more likely than not to be unutilized in future years.

The Company previously generated tax credits in the state of California totaling $0.9 million, for which a full valuation allowance has been established at January 28, 2006 as management has assessed that these state tax credits are likely to never be realized.

Amounts recognized in the consolidated statements of financial condition consist of (in thousands):

	January 28, 2006	January 29, 2005
Deferred tax assets - current	$5,553	$5,412
Deferred tax liabilities - non-current	4,441	4,979

Net deferred tax assets	$1,112	$433

Payments (refunds) for income taxes by the Company were $1.5 million, $(1.1) million and $2.2 million for fiscal 2005, 2004 and 2003, respectively.

11. FACILITY MAXIMIZATION PROJECT

On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by closing its Santa Ana, California production facility and moving equipment and production to its manufacturing facility in Truro, Nova Scotia (the “Facility Maximization”). The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and was completed during fiscal year 2005. The Facility Maximization will increase utilization in the Truro, Nova Scotia facility.

During fiscal 2005 and 2004, the Company incurred costs associated with the Facility Maximization, which consist of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. These costs are reflected in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Facility Maximization costs incurred are reported as follows (in millions):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Cost of Goods Sold	$6.2	$2.6
Selling, General and Administrative Expenses	2.0	1.4

Total Facility Maximization Project Costs	$8.2	$4.0

The original anticipated total expenditures and actual costs incurred for the Facility Maximization are as follows (in millions):

	Anticipated Total Expenditures as of August 10, 2004	Amounts Incurred During Fiscal Year Ended January 29, 2005	Amounts Incurred During Fiscal Year Ended January 28, 2006	Cumulative Amounts Incurred as of January 28, 2006
Severance Costs	$1.8	$1.5	$0.6	$2.1
Contractual Obligations and Professional Fees	3.1	0.4	0.8	1.2
Other Project Costs	1.5	2.1	6.8	8.9

Gross Project Expenditures	$6.4	$4.0	$8.2	$12.2

Capital expenditure costs related to the project were $2.7 million and $2.0 million during fiscal 2005 and 2004, respectively.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.3 million of Crossley’s outstanding sinking fund bonds over the next five years. See Note 9 contained herein for further discussion.

The accrued Facility Maximization costs at January 29, 2005 amounted to $0.8 million, which consisted of severance and other project related costs. These costs are included in accrued expenses in the accompanying consolidated statements of financial condition. There were minimal costs accrued as of January 28, 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net Income (Loss)	$(4,629)	$6,703	$1,234
Other Comprehensive Income:
Foreign currency translation adjustment	(282)	222	316
Minimum pension liability adjustment	(424)	—	411
Income tax expense (benefit)	169	—	(156)

Total Comprehensive Income (Loss)	$(5,166)	$6,925	$1,805

13. STOCK OPTIONS

In August 2001, Tandus adopted the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ Board of Directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company accounts for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of January 28, 2006, the Company has not recorded any expense as the Company has not achieved the targets established under the program. At January 28, 2006, no shares are exercisable and the weighted average contractual life of the options outstanding is 5.5 years.

The following table summarizes the activity in the plans for fiscal years 2005, 2004, and 2003:

	Number of Shares	Average Exercise Price
Outstanding at January 25, 2003	52,254	$35.70
Granted in fiscal 2003	—	35.70
Canceled in fiscal 2003	(1,897)	35.70

Outstanding at January 31, 2004	50,357	35.70
Granted in fiscal 2004	—	35.70
Canceled in fiscal 2004	(7,675)	35.70

Outstanding at January 29, 2005	42,682	35.70
Granted in fiscal 2005	—	35.70
Canceled in fiscal 2005	(8,673)	35.70

Outstanding at January 28, 2006	34,009	35.70

For the pro forma information presented in Note 2 contained herein, the fair value of all options were estimated using the minimum value option pricing model with the following assumptions:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Risk-free Rate of Return	4.5%	4.2%	4.1%
Dividend Payout Rate	0.0%	0.0%	0.0%
Expected Option Life	5.5 years	6.0 years	6.0 years

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14. SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). This statement addresses reporting of operating segment information and disclosures about products, services, geographic areas, and major customers. Management has reviewed the requirements of SFAS No. 131 concluding that the Company operates its business as two reportable segments: Floorcoverings and Extrusion.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 contained herein. Performance of the segments is evaluated on Adjusted EBITDA, which represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant, which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer represented 10% or more of the Floorcovering segment’s sales for any year presented in the accompanying financial statements. In the Extrusion segment, the Company had two customers that represented more than 10% of the segment’s sales in fiscal 2005 and 2004, of which one also represented more than 10% of fiscal 2003 sales. Sales to the first customer represented 12.8%, 35.4% and 81.6% of total sales for fiscal 2005, 2004 and 2003, respectively. Sales to the second customer represented 22.9% and 14.0% of total sales for fiscal 2005 and 2004, respectively. No other Extrusion segment customers represented 10% or more of sales for any year presented in the accompanying financial statements.

The tables below provide certain financial information by segment (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net Sales to External Customers:
Floorcoverings	$298,220	$317,217	$283,011
Extrusion	26,836	23,257	28,046

Total Sales to External Customers	$325,056	$340,474	$311,057

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Adjusted EBITDA:
Floorcoverings	$31,366	$47,939	$37,716
Extrusion	5,203	3,085	4,985

Total Adjusted EBITDA	$36,569	$51,024	$42,701

	January 28, 2006	January 29, 2005
Consolidated Assets:
Floorcoverings	$276,350	$291,525
Extrusion	26,178	27,085

Total Consolidated Assets	$302,528	$318,610

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A reconciliation of net income (loss) as reported in the consolidated statements of operations to Adjusted EBITDA as shown above is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(4,629)	$6,703	$1,234
Non-cash goodwill impairment charge	—	—	2,616
Income tax expense (benefit)	(358)	5,961	(2,147)
Net interest expense	20,133	20,494	21,343
Depreciation	10,307	10,470	10,307
Amortization	2,620	3,112	6,230
Chroma cash dividends	—	922	3,522
Equity in earnings of Chroma	—	(893)	(1,386)
Minority interest in income (loss) of subsidiary	(24)	97	13
Facility maximization costs	8,158	3,986	—
Non-recurring costs associated with unsuccessful acquisition	—	—	969
Other	362	172	—

Adjusted EBITDA	$36,569	$51,024	$42,701

Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments.

Information relative to sales and long-lived assets for the United States and other countries are summarized in the following tables (in thousands). Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets include all assets associated with operations in the indicated geographic area excluding intercompany receivables and investments.

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net Sales:
Domestic	$287,857	$299,169	$271,762
Canada	25,901	31,014	28,778
Other International	11,298	10,291	10,517

Total	$325,056	$340,474	$311,057

	January 28, 2006	January 29, 2005
Long-lived Assets (1):
Domestic	$173,770	$179,895
Canada	12,847	10,284
International	8,108	7,029

Total	$194,725	$197,208

(1)	Consists of the net book value of property, plant and equipment, goodwill and other intangible assets.

15. RELATED-PARTY TRANSACTIONS

Effective January 2001, the Company entered into Professional Services Agreements with each of Oaktree Fund and B of A Fund (collectively, the “Funds”). The terms of both agreements are substantially the same. The Funds will provide management and

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

financial consulting services to the Company from time to time. These services will include consulting on business strategy, future investments, future acquisitions and divestitures, and debt and equity financing. For these services, the Company has agreed to pay each of the Funds quarterly fees of $62,500 and to reimburse them for reasonable travel and other out-of-pocket fees and expenses incurred by them in providing services to the Company (including, but not limited to, fees and expenses incurred in attending Company-related meetings). The Company has also agreed to indemnify each of the Funds against any losses they may suffer arising out of the services they provide to us in connection with these agreements, such as losses arising from third party suits. The agreements terminate on the first of (1) the date on which the Funds, as the case may be, own less than 25% of the capital stock in Tandus Group, (2) the date on which Tandus Group is either sold to a party who does not currently own more than 5% of Tandus Group’s common stock or (3) substantially all the assets of Tandus Group are sold. Included in the Company’s consolidated statements of financial condition as of January 28, 2006 and January 29, 2005 are accrued liabilities of $2.5 million and $2.0 million, respectively, related to services provided to the Company by the Funds

16. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CERTAIN RISKS

Lease Commitments

The Company is obligated under various leases for office space, machinery and equipment. At January 29, 2006 future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments
2006	2,121
2007	1,717
2008	1,470
2009	939
2010	754
Thereafter	180

$7,181

Rental expense under operating leases was approximately $3.6 million, $3.9 million and $3.7 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Environmental

The Company is subject to federal, state, and local laws and regulations concerning the environment. At January 28, 2006, management concluded that no environmental reserves were required. In the opinion of the Company’s management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Litigation

Employers Mutual Insurance Companies (“EMC”) filed suit in the United States District Court for the Southern District of Iowa on August 6, 2002 alleging that carpet tile sold by the Company to EMC in 1996 and 1997 experienced premature wearing and discoloration and asserted that the Company should pay damages based upon theories of violation of warranties, negligence and fraud. On March 18, 2004, the jury entered a verdict in favor of the Company on the fraudulent misrepresentation and fraudulent nondisclosure claims and in favor of EMC on the express oral warranty and implied warranty of fitness for particular purpose and awarded EMC $0.8 million in damages for full replacement of this carpet. The Company appealed and on August 16, 2005, the appellate court granted the Company’s appeal. Subsequently, on September 12, 2005, EMC agreed to terminate its suit, releasing the Company of all liability for damages. Accordingly, the Company released the litigation accrual related to this suit in full in the third quarter of fiscal 2005.

Monterey Carpets, Inc., (“Monterey”) in connection with its previous 50% ownership interest in Chroma Systems Partners (“Chroma”), was a co-defendant in an alleged claim by Enron Energy Services, Inc. (“Enron”) that Chroma and its partners were liable for amounts related to certain energy contracts which existed between Chroma and Enron prior to the filing of Enron’s Chapter

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11 proceedings. During the third quarter of fiscal 2005, the Company entered into a $0.4 million settlement agreement that was approved by the bankruptcy court that was overseeing Enron’s bankruptcy case and relieved the Company of any future liability related to this matter. During fiscal 2004, Monterey terminated its partnership interest in Chroma as part of the Facility Maximization.

On September 18, 1998, James Bradley Thomason (“Thomason”) filed an action against Linda Gomez Whitener, Steve Whitener, and Gomez Floor Covering (the “Gomez Defendants”), the Company, and Mannington Commercial. Thomason alleged that the Gomez Defendants had breached a contract with Thomason to pay him certain commissions and had conspired with the Company and Mannington to cut Thomason out of several carpet installation transactions stemming from a carpet-buying contract held by the Texas General Services Commission for State of Texas agencies (the “Contract”). Thomason settled his claims against the Gomez Defendants and Mannington Commercial. The Court granted the Company’s motion for summary judgment and as a result, all of Thomason’s claims against the Company were dismissed. The appellate court affirmed the lower court ruling on all points, except for a claim of quantum meruit (value of services where no contract exists) related to having C&A products listed on the Contract. That claim was tried before a jury and on February 10, 2006, the jury entered a verdict in favor of the plaintiff in the amount of $1,050,000. Under Texas law, the plaintiff may also make a claim for attorney’s fees and pre-judgment interest. As of the date of this report, the Court has not entered judgment on the jury verdict or the claims for attorneys’ fees or prejudgment interest. The Company has filed a motion to overturn the jury verdict. To date, no ruling has been issued on this motion.

Should the Company’s motion to overturn the jury verdict not be granted, the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, and the Company intends to vigorously prosecute an appeal of the jury verdict and any award of attorney’s fees and prejudgment interest that may be granted by the Court. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorney’s fees or prejudgment interest awarded by the Court or an affirmation of the judgment as entered by the Court. The Company has recorded an accrued liability of $1,050,000 related to this case in its accompanying statement of financial condition as of January 28, 2006.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. To date, no substantive issues have been addressed by the court. The Company denies liability and intends to vigorously defend this matter.

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

Reliance on Principal Supplier

Invista, Inc. (“Invista”) currently supplies a majority of the Company’s requirements for nylon yarn, the primary raw material used in the Company’s floorcovering products. The unanticipated termination or interruption of the supply arrangement with Invista could have a material adverse effect on the Company because of the cost and delay associated with shifting this business to another supplier. Historically, the Company has not experienced significant interruptions in the supply of nylon yarn from Invista, although no assurances can be given that it will not experience interruption in supply in the future.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

While Invista is an important vendor, it is believed that there are adequate alternative sources of supply from which the synthetic fiber requirement could be fulfilled including, but not limited to, nylon yarn produced by Extrusion. In addition to Invista, there are at least three major third party suppliers to the commercial carpet industry from whom the Company acquires yarn.

The other significant raw materials used by the Company in its carpet manufacturing process include coater materials, such as vinyl resins and primary backing.

Concentrations of Labor

As of January 28, 2006, the Company employed 1,523 persons on a full-time or full-time equivalent basis of which approximately 350 manufacturing workers in Canada are represented by a labor union. The collective bargaining agreements, which represent this union, expire on June 30, 2007.

Workers’ Compensation

The Company is self-insured for workers’ compensation claims up to specified stop-loss limits. In the opinion of management, adequate provision has been made for all incurred claims.

17. QUARTERLY FINANCIAL DATA (Unaudited)

The quarterly financial data below is based on the Company’s fiscal periods (in thousands):

FISCAL 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$68,314	$95,074	$81,746	$79,922
Gross Profit	18,996	31,382	22,924	23,886
Net Income (Loss)	(5,783)	4,374	(3,820)	600

FISCAL 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$77,685	$99,602	$82,501	$80,686
Gross Profit	26,269	39,035	27,487	21,082
Net Income (Loss)	(755)	7,951	1,827	(2,320)

18. OTHER ITEMS

In August 1998, the Company acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd. (“C&A Asia”), a commercial carpet distribution venture in Singapore. On December 30, 2005, the Company purchased the remaining 49.0% of C&A Asia for approximately $0.3 million. Historically, the results had been reported on a consolidated basis, with the 49.0% reflected as minority interest. Accordingly, the impact on the consolidated financial statements is immaterial.

19. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 9.75% Notes of the Company (the “Issuer”) are guaranteed by certain of the Company’s domestic subsidiaries (the “guarantor subsidiaries”). Effective August 18, 2004, Monterey was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility which was amended by the Company on February 20, 2002, May 1, 2004, August 18, 2004 and October 29, 2005. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of January 28, 2006 is $203.6 million. This amount represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of January 29, 2005 and January 28, 2006 and for each of the three years in the period ended January 28, 2006 is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,655	$1	$—	$2,656	$3,147	$—	$5,803
Accounts receivable, net	37	38,508	—	38,545	8,146	—	46,691
Inventories	20,251	2,906	—	23,157	16,836	—	39,993
Deferred tax assets	5,939	76	—	6,015	3,219	(3,681)	5,553
Prepaid expenses and other	2,573	—	—	2,573	951	—	3,524

Total current assets	31,455	41,491	—	72,946	32,299	(3,681)	101,564

PROPERTY, PLANT AND EQUIPMENT, net	34,124	12,744	—	46,868	20,829	—	67,697
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	28,524	—	—	28,524	126	—	28,650
INVESTMENT IN SUBSIDIARIES	91,994	—	(27,540)	64,481	—	(64,454)	—
OTHER ASSETS	5,983	93	—	6,076	163	—	6,239

TOTAL ASSETS	$254,466	$59,959	$(27,540)	$286,885	$83,778	$(68,135)	$302,528

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,485	$2,349	$—	$10,834	$5,969	$—	$16,803
Accrued expenses	19,077	1,777	—	20,854	4,294	—	25,148
Current portion of long-term debt	571	—	—	571	4,077	—	4,648

Total current liabilities	28,133	4,126	—	32,259	14,340	—	46,599

INTERCOMPANY (RECEIVABLE) PAYABLE	(30,352)	27,237	—	(3,115)	2,525	590	—
OTHER LIABILITIES, including post-retirement obligation	5,301	—	—	5,301	63	—	5,364
DEFERRED TAX LIABILITIES	7,066	1,056	—	8,122	—	(3,681)	4,441
LONG-TERM DEBT, net of current portion	195,277	—	—	195,277	2,396	—	197,673

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(22,435)	27,540	(27,540)	(22,435)	1,483	(1,483)	(22,435)
Accumulated other comprehensive income	(1,172)	—	—	(1,172)	(343)	(247)	(1,762)

Total stockholder’s equity	49,712	27,540	(27,540)	49,041	64,454	(65,044)	48,451

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$254,466	$59,959	$(27,540)	$286,885	$83,778	$(68,135)	$302,528

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$147,729	$277,782	$(128,158)	$297,353	$81,101	$(53,398)	$325,056

Cost of Goods Sold	138,335	199,841	(128,158)	210,018	71,248	(53,398)	227,868
Selling, General & Administrative	31,379	32,544	—	63,923	16,414	—	80,337
Amortization	2,456	164	—	2,620	—	—	2,620

Operating Expenses	172,170	232,549	(128,158)	276,561	87,662	(53,398)	310,825

Operating Income (Loss)	(24,441)	45,233	—	20,792	(6,561)	—	14,231

Minority Interest in Loss of Subsidiary	—	—	—	—	24	—	24
Equity in Earnings of Subsidiaries	22,086	—	—	22,086	—	(22,086)	—
Other Income (Expense)	60	—	—	60	36	—	96
Gain on Early Extinguishment of Debt	795	—	—	795	—	—	795
Net Interest Expense	19,951	—	—	19,951	182	—	20,133

Income (Loss) Before Income Taxes	(21,451)	45,233	—	23,782	(6,683)	(22,086)	(4,987)

Income Tax Expense (Benefit)	(16,822)	16,944	—	122	(480)	—	(358)

Net Income (Loss)	$(4,629)	$28,289	$—	$23,660	$(6,203)	$(22,086)	$(4,629)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$228,156	$29,160	$—	$257,316	$128,238	$(45,080)	$340,474

Cost of Goods Sold	142,685	28,146	—	170,831	100,850	(45,080)	226,601
Selling, General & Administrative	48,609	—	—	48,609	29,618	—	78,227
Amortization	2,456	656	—	3,112	—	—	3,112

Operating Expenses	193,750	28,802	—	222,552	130,468	(45,080)	307,940

Operating Income (Loss)	34,406	358	—	34,764	(2,230)	—	32,534

Minority Interest in Income of Subsidiary	—	—	—	—	(97)	—	(97)
Equity in Earnings of Affiliate	—	—	—	—	893	—	893
Equity in Loss of Subsidiaries	1,918	—	—	1,918	—	(1,918)	—
Other Expense	—	(133)	—	(133)	(39)	—	(172)
Net Interest Expense	20,387	—	—	20,387	107	—	20,494

Income (Loss) Before Income Taxes	12,101	225	—	12,326	(1,580)	1,918	12,664

Income Tax Expense	5,398	93	—	5,491	470	—	5,961

Net Income (Loss)	$6,703	$132	$—	$6,835	$(2,050)	$1,918	$6,703

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 31, 2004

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$197,311	$91,179	$—	$288,490	$46,889	$(24,322)	$311,057

Cost of Goods Sold	122,588	70,155	—	192,743	41,377	(24,322)	209,798
Selling, General & Administrative	47,391	19,027	—	66,418	6,938	—	73,356
Amortization	3,563	5,283	—	8,846	—	—	8,846

Operating Expenses	173,542	94,465	—	268,007	48,315	(24,322)	292,000

Operating Income (Loss)	23,769	(3,286)	—	20,483	(1,426)	—	19,057

Minority Interest in Income of Subsidiary	—	—	—	—	(13)	—	(13)
Equity in Earnings of Affiliate	—	1,386	—	1,386	—	—	1,386
Equity in Loss of Subsidiaries	1,384	—	—	1,384	—	(1,384)	—
Net Interest Expense	21,167	—	—	21,167	176	—	21,343

Income (Loss) Before Income Taxes	1,218	(1,900)	—	(682)	(1,615)	1,384	(913)

Income Tax Expense (Benefit)	(16)	(1,993)	—	(2,009)	(138)	—	(2,147)

Net Income (Loss)	$1,234	$93	$—	$1,327	$(1,477)	$1,384	$1,234

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(3,883)	$83	$(846)	$(4,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	193	—	177	370
Additions to property, plant and equipment	(7,206)	(82)	(3,173)	(10,461)

Net cash (used in) provided by investing activities	(7,013)	(82)	(2,996)	(10,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,000	—	4,530	19,530
Repayments of revolving credit facilities	(15,000)	—	(888)	(15,888)
Proceeds from issuance of long-term debt	—	—	752	752
Repayments of long-term debt	(9,303)	—	(19)	(9,322)
Financing costs	(256)	—	—	(256)

Net cash used in financing activities	(9,559)	—	4,375	(5,184)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,455)	1	531	(19,923)
CASH AND CASH EQUIVALENTS, beginning of period	23,110	—	2,616	25,726

CASH AND CASH EQUIVALENTS, end of period	$2,655	$1	$3,147	$5,803

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$19,904	$98	$7,243	$27,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant & equipment	—	92	—	92
Equity distribution from affiliate	—	—	922	922
Additions to property, plant, and equipment	(3,081)	(190)	(8,591)	(11,862)

Net cash (used in) provided by investing activities	(3,081)	(98)	(7,669)	(10,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,280	—	—	15,280
Repayments of revolving credit facilities	(15,280)	—	—	(15,280)
Repayments of long-term debt	—	—	641	641
Dividends to parent	—	—	(1,784)	(1,784)
Financing costs	(380)	—	—	(380)

Net cash used in financing activities	(380)	—	(1,143)	(1,523)

Effect of exchange rate changes on cash and cash equivalents	—	—	(189)	(189)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,443	—	(1,758)	14,685
CASH AND CASH EQUIVALENTS, beginning of period	6,667	—	4,374	11,041

CASH AND CASH EQUIVALENTS, end of period	$23,110	$—	$2,616	$25,726

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of the date of the evaluation due to a material weakness in the area of income tax accounting.

Based on the evaluation, described above, the chief executive officer and chief financial officer have concluded that, as of January 28, 2006, the Company’s disclosure controls and procedures were not effective to ensure that the oversight and review of its income tax accounting required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms therefore resulting in a material weakness.

However, management believes there are no material misstatements in the consolidated financial statements and the Company’s independent registered public accountants have issued an unqualified opinion on the consolidated statements of financial condition as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, changes in stockholder equity and cash flows for each of the years in the three year period ended January 28, 2006.

The Company’s procedures did not provide for effective timely oversight and review of the Company’s income tax accounting. Specifically, the Company, due to the departure of tax personnel, was unable to maintain adequate timely review procedures by qualified personnel related to the determination of its current and deferred income tax account balances, which could have resulted in material misstatements to amounts recorded for income tax assets, income tax liabilities, and income tax benefit.

As a result of the material weakness described above, management concludes that it did not maintain effective internal control over financial reporting as of January 28, 2006.

Changes in Internal Accounting Controls

During the fourth quarter of fiscal 2005, management noted that due to recent turnover in the Company’s tax area that a significant change had occurred in the internal controls over income tax reporting and disclosure. There were no other significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting during the quarter ended January 28, 2006.

The material weakness related to the timely oversight and review of the Company’s income tax accounting estimates resulting from the departure of the tax personnel responsible for the preparation and review of the Company’s income tax provision.

Separately, the Company continues to prepare for the requirements of Section 404 of the Sarbanes-Oxley Act. The Company will first be required to comply with such requirement in its Annual Report on Form 10-K for the fiscal year ending January 26, 2008.

Because of their inherent limitations, the disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements. In designing and evaluating the Company’s internal control over financial reporting, management recognizes that any such controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Any evaluation of the effectiveness of the disclosure controls and procedures and internal control over financial reporting is subject to the risk that controls and procedures may become inadequate in the future as a result of changes in the business environment in which the Company operates.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names and ages for each of the directors of Tandus Group, Inc. and each of the Company’s directors and executive officers and the positions they hold:

NAME		TITLE
Edgar M. (Mac) Bridger	53	President and Chief Executive Officer and Director of the Company and Director of Tandus Group, Inc.
Ralph H. Grogan	48	Senior Vice President of the Company
Leslie (Lee) H. Schilling	65	Senior Vice President of Marketing of the Company
Leonard F. Ferro	46	Vice President, Secretary, Treasurer & CFO of the Company
Jeffrey M. Raabe	44	Senior Vice President of Sales of the Company
Henry L. Millsaps, Jr.	50	Vice President of Human Resources of the Company
Richard B. Cribbs	34	Corporate Controller, Assistant Treasurer and Assistant Secretary of the Company
James T. Harley	47	Vice President of Manufacturing of the Company
Richard J. Goldstein	40	Chairman of the Board of Directors of Tandus Group, Inc. and Director of the Company
Steven W. Burge	49	Director of Tandus Group, Inc.
Stephen M. Burns	44	Director of Tandus Group, Inc.
Caleb S. Kramer	36	Director of Tandus Group, Inc.
Jeffrey M. Mann	41	Director of Tandus Group, Inc. and Director of the Company
Jason A. Mehring	34	Director of Tandus Group, Inc.
Robert F. Perille	47	Director of Tandus Group, Inc.
Daniel G. MacFarlan	55	Director of Tandus Group, Inc.

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

Ralph H. Grogan has served as Senior Vice President of the Company since February 2005. He joined the Company as President of Monterey Carpets in December 2002. Prior to that time, Mr. Grogan was with Burlington Industries, Inc. for 22 years. While with Burlington Industries, Inc., he served most recently as President of Burlington House Floor Accent Division from 1999 to 2002 and as Vice President and General Manager of Lees Carpet from 1994 until 1999.

Leslie (Lee) H. Schilling has served as Senior Vice President of Marketing of the Company since June 2004. Prior to that time, he served as Vice President of Marketing and Sales from July 1987 to June 1994. From January 1985 to July 1987, Mr. Schilling served as National Sales Manager.

Leonard F. Ferro has served as Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since June 2004 and as a Director since August 2005. Mr. Ferro was employed by Galey & Lord, Inc. in various financial capacities from September 1998 to June 2004, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Ferro was employed by Collins & Aikman Corporation, a former owner of Tandus’ Collins & Aikman Floorcoverings, Inc. from February 1994 to September 1998, most recently as Corporate Controller. He is a CPA and practiced in public accounting for 13 years.

Jeffrey M. Raabe has served as Senior Vice President of Sales of the Company since February 2005. Prior to that time, he served as Vice President of Sales and he has also served as the Southeast Direct Sales Manager and Director of North American Sales of the Company from October 1990 to February 1996. Mr. Raabe joined the Company in January 1989 as a Contract Specialist in Atlanta, Georgia.

Henry L. Millsaps, Jr. has served as Vice President of Human Resources of the Company since April 1995. Mr. Millsaps joined the Company in 1980 and served as Human Resource Director from March 1988 until April 1995.

Richard B. Cribbs has served as Corporate Controller, Assistant Treasurer and Assistant Secretary of the Company since January 2006 and as Corporate Controller since August 2005. From 1998 to 2005, Mr. Cribbs served as Chief Financial Officer of Modern Industries, Inc. in Chattanooga, Tennessee, a privately-owned company. From 1996 to 1998, Mr. Cribbs served as Financial Manager of the commercial division of Shaw Industries. Prior to that, he worked as a Certified Public Accountant for Arthur Andersen & Co.

James T. Harley has served as Vice President of Manufacturing for the Company since January 2006. He joined the Company as Vice President of Manufacturing for Monterey Carpets in March of 2000. Prior to that time, Mr. Harley was President of Chroma Systems from 1998 to 2000. Mr. Harley was employed by Bentley Mills from 1983 to 1998, most recently as General Manager.

Richard J. Goldstein has been a director of Tandus Group, Inc. (“Tandus Group”) since May 2005 and was named Chairman in November 2005. He has been a Managing Director and, before that, a Senior Vice President and Vice President of Oaktree Capital Management, LLC (“Oaktree”) since 1995. Oaktree is the investment manager for OCM Principal Opportunities Fund II, L.P., Tandus Group’s largest shareholder.

Steven W. Burge has been a director of Tandus Group since November 2005. Prior to joining Norwest Equity Partners in 1999, Mr. Burge co-managed Wells Fargo Equity Capital, Inc. He was also a managing general partner of Wedbush Capital Partners, a private-equity fund founded in 1987.

Stephen M. Burns has been a director of Tandus Group since November 1996. He has been a Vice President of Quad-C Management, Inc. since 1992. Prior to joining Quad-C Management, Mr. Burns was Vice President of Paribas North American and Paribas.

Caleb S. Kramer has been a director of Tandus Group since January 2001. He has been a Managing Director, and before that a Senior Vice President, of Oaktree since May 2000. Prior thereto, Mr. Kramer co-founded Seneca Capital Partners, LLC, a private equity investment firm. From 1994 to 1996, Mr. Kramer was employed by Archon Capital Partners, an investment firm.

Jeffrey M. Mann has been a director of Tandus Group since August 2005. Mr. Mann is a Managing Director of Banc of America Capital Investors (“BACI”), a private equity and mezzanine fund he joined in 1993. Mr. Mann also serves on the boards of Havco Wood Products, LLC, Innovative Manufacturing Solutions, and Ocean Design, Inc. Prior to joining BACI, he worked as a Certified Public Accountant for Arthur Andersen & Co.

Jason A. Mehring has been a director of Tandus Group since January 2001. He has been a Managing Director of BlackRock Kelso Capital since 2005, and was previously a Principal with Banc of America Capital Investors, which he joined in 1994.

Robert F. Perille has been a director of Tandus Group since January 2001. Since 2004 he has been a Managing Director of Shamrock Capital Advisors, Inc., a private equity firm headquartered in Los Angeles. In addition to Tandus Group, Mr. Perille serves on the board of Ocean Design, Inc. and Harlem Globetrotters International. Mr. Perille was previously a Managing Director of Banc of America Capital Investors, and was employed by Bank of America Corporation and its predecessors from 1980 through 2003.

Daniel G. MacFarlan has been a director of Tandus Group since November 2005. Since 2002 he has been a consultant to Oaktree and provides services to its portfolio companies. Prior to his involvement with Oaktree, Mr. MacFarlan was employed by VF Corporation in various capacities since 1978, most recently as Chairman of VF Intimate Apparel and Luggage, Knitwear, Children’s Playwear and its Retail operations. See “Director Compensation” contained herein in Item 11 for additional information.

Term

Our directors serve a term of one year and until their successors are duly elected and qualified. Our officers serve at the pleasure of the Board of Directors.

Committees of the Board of Directors of Tandus Group

Tandus Group’s Board of Directors (“the board”) currently has three standing committees. The Executive Committee possesses certain of the powers and authority of the board with respect to the management and direction of business and affairs. This committee is composed of Mr. Goldstein, who is the chairman, and Messrs. Bridger and Perille. The Compensation Committee is responsible for supervising executive compensation policies, administering employee incentive plans, reviewing officer salaries, approving changes in executive employee benefits and making recommendations regarding other forms of remuneration as deemed appropriate. This committee is composed of Mr. MacFarlan, who is the chairman, and Messrs. Bridger, Goldstein and Mehring. The Audit Committee reviews the annual audit reports, reviews the fees paid to external auditors and recommends independent public accountants to the board. This committee is charged with the responsibility of reporting its audit findings and recommendations to the board, as necessary. The Audit Committee is composed of Mr. Mann, who is the chairman, and Messrs. Burge and Goldstein. The board has determined that Mr. Mann is an audit committee financial expert and that Mr. Mann is independent as such term is used in Item 7 (d) 3 (iv) of Schedule 14A under the Exchange Act using the definition of independent under the rules of NASDAQ.

Committees of the Board of Directors of the Company

The Company’s Board of Directors does not have any standing committees. The committees of the Board of Directors of Tandus Group serve as the committees of the Board of Directors of the Company.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. The Code of Ethics is available on the Company’s investor relations website at www.tandus.com. The Company intends to post amendments to this Code of Ethics and waivers to the extent applicable at this location of this website. In addition, the Company will provide without charge a copy of the Code of Ethics to any person submitting a written request for the same to Investor Relations, 311 Smith Industrial Boulevard, Dalton, Georgia 30721.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 11. Executive and Director Compensation

Executive Compensation

The following table sets forth certain information concerning compensation of the Company’s Chief Executive Officer and each of the other five most highly compensated executive officers (“Named Executive Officers”) during the fiscal years presented.

Summary Compensation Table

	Annual Compensation (a)					All Other Compensation (b)
Name and Principal Position	Year	Salary		Bonus
Edgar M. Bridger President and Chief Executive Officer	2005 2004 2003	$ $ $	380,000 360,000 360,000	$ $ $	— 442,440 —	$ $ $	23,139 20,933 16,110

Leslie (Lee) H. Schilling Senior Vice President of Marketing	2005 2004 2003	$ $ $	208,000 198,750 191,875	$ $ $	— 199,640 —	$ $ $	16,060 14,228 9,747

Ralph H. Grogan (d) Senior Vice President	2005 2004 2003	$ $ $	275,600 265,000 250,000	$ $ $	— — —	$ $ $	20,193 13,323 52,024

Jeffrey M. Raabe Senior Vice President of Sales	2005 2004 2003	$ $ $	195,000 182,833 176,416	$ $ $	— 180,909 —	$ $ $	17,805 16,779 12,324

Leonard F. Ferro (c) Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	230,000 119,268 —	$ $ $	— 226,472 —	$ $ $	47,788 64,519 —

James T. Harley (e) Vice President of Manufacturing	2005 2004 2003	$ $ $	207,736 — —	$ $ $	100,000 — —	$ $ $	7,127 — —

(a)	None of the Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of their salary and bonus.
(b)	Includes payments of the following amounts for life insurance on behalf of each of the executive officers for fiscal 2005: $1,560 for Mr. Bridger, $967 for Mr. Schilling, $1,301 for Mr. Grogan, $758 for Mr. Raabe, $1,045 for Mr. Ferro and $150 for Mr. Harley. Includes 401(k) plan employee matching contributions on behalf of each of the executive officers above for fiscal 2005: $7,000 for Mr. Bridger, $5,276 for Mr. Grogan, $2,911 for Mr. Raabe, $6,738 for Mr. Ferro and $6,940 for Mr. Harley. Includes payments of the following amounts for car allowances to each of the executive officers above for fiscal 2005: $13,323 for Mr. Bridger, $13,323 for Mr. Schilling, $11,103 for Mr. Grogan, $13,323 for Mr. Raabe and $13,323 for Mr. Ferro. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2004: $1,560 for Mr. Bridger, $905 for Mr. Schilling, $713 for Mr. Raabe and $328 for Mr. Ferro. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal 2004: $6,050 for Mr. Bridger, $2,743 for Mr. Raabe and $2,363 for Mr. Ferro. Includes payments of the following amounts for car allowances to each of the executive officers above for fiscal 2004: $13,323 for Mr. Bridger, $13,323 for Mr. Schilling, $13,323 for Mr. Raabe and $7,570 for Mr. Ferro. Includes payments of the following amounts for life insurance on behalf of each of the executive officers above for fiscal 2003: $1,560 for Mr. Bridger, $747 for Mr. Schilling and $686 for Mr. Raabe. Includes 401(k) plan employer matching contributions on behalf of each of the executive officers above for fiscal

2003: $5,550 for Mr. Bridger and $2,638 for Mr. Raabe. Includes payments of the following amounts for car allowances to each of the executive officers above for fiscal 2003: $9,000 for Mr. Bridger, $9,000 for Mr. Schilling and $9,000 for Mr. Raabe.

(c)	Mr. Ferro was hired in June 2004. The other compensation amount includes $26,425 and $54,259 for relocation costs in 2005 and 2004, respectively.
(d)	Mr. Grogan was named Senior Vice President in February 2005. The other compensation amount includes $1,539 and $51,274 for relocation costs in fiscal 2005 and 2003, respectively.
(e)	Mr. Harley was named Vice President of Manufacturing in January 2006. In addition, the Company had established a specific bonus arrangement of $100,000 on Truro achieving certain production metrics which have been met in fiscal 2005.

Director Compensation

None of Tandus Group’s or the Company’s directors are entitled to receive any fees for serving as directors. They are, however, reimbursed for out-of-pocket expenses related to their service as directors.

One of the Company’s directors, Daniel G. MacFarlan, is currently providing operational advisory services to the Company. The term of his advisory services is six months, which commenced on January 29, 2006. The amount to be received, under this current agreement, by Mr. MacFarlan is $300,000.

Stock Option Grants in Last Fiscal Year

No options were granted during fiscal 2005 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by the Named Executive Officers in fiscal 2005 and there is no market for Tandus’ common stock.

Retirement Plan

Provided certain eligibility requirements are met, at the end of each calendar month pay credits are added to a participant’s account under the Company’s Pension Account Plan (the “Plan”). The percentage of compensation is based on the participant’s length of credited service and compensation (as defined in the Plan) during that month. For participants aged 50 or older, the percentage of compensation is based on either credited service or age, whichever results in a higher percentage. During fiscal 2002, the Company elected to freeze the Plan.

The following chart sets forth how pay credits were determined under the Company’s plan:

Eligibility Requirements			Percentage of Compensation Used to Determine Pay Credits
Years of Credit Service	or	Age	Up to 1/3 of the S.S. Wage Base	Over 1/3 of the S.S. Wage Base
Less than 10		Less than 50	2.5%	4.5%
10 – 14		50 – 54	3.0%	5.5%
15 – 19		55 – 59	4.0%	6.5%
20 – 24		60 – 64	5.0%	8.0%
25 or more		65 or more	6.0%	10.0%

Participants make no contributions to the Plan. Employer contributions are 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the Plan. The estimated annual benefits payable upon retirement at normal retirement age under the Plan for Messrs. Bridger, Schilling, Grogan, Raabe, Ferro and Harley are $11,522, $7,493, $0, $16,144, $0 and $0, respectively. Participants in the Plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment.

Employment Agreements

The Company has no employment agreement with any Named Executive Officer.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Board of Directors serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors. Members of the Compensation Committee are Mr. MacFarlan (Chairman) and Messrs. Bridger, Goldstein and Mehring. Mr. Bridger serves as President and Chief Executive Officer of the Company.

Compensation Committee Report

The Compensation Committee of Tandus Group’s Board of Directors (the “Compensation Committee”) also serves as the Company’s compensation committee. The Compensation Committee is responsible for:

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

Annual Bonuses. The Compensation Committee determined that no bonus in fiscal 2005 is to be paid to our Chief Executive Officer based upon our bonus plan which outlines certain profitability targets. A bonus may also be paid to our Chief Executive Officer at the discretion of the Compensation Committee, which it did not elect to do for fiscal 2005. No bonus recommendations were made by the Chief Executive Officer for other Named Executive Officers since earnings targets for fiscal 2005 had not been met. As previously disclosed, the Company had created a bonus arrangement with Mr. Harley based upon the Company’s Truro manufacturing plant achieving certain production targets. These targets were met in fiscal 2005. These bonus recommendations were reviewed and approved by the Compensation Committee.

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

Submitted by the Compensation Committee Daniel G. MacFarlan (Chairman) Richard J. Goldstein Jason A. Mehring Edgar M. Bridger

Audit Committee Report

The Audit Committee is currently comprised of three members, each of which is an “independent director,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Each of the members of the Audit Committee is financially literate and Jeffrey Mann qualifies as an “audit committee financial expert” under federal securities laws. The Audit Committee’s purposes are to assist the Board in overseeing: (a) the quality and integrity of our financial statements; (b) the qualifications and independence of our independent auditors; and (c) the performance of our internal audit function and independent registered public accounting firm.

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

Based on the review and discussions noted above and our independent registered public accounting firm’s report to the Audit Committee, the Audit Committee has recommended to the Board that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

This report is not to be deemed incorporated by reference by any general statement that incorporates by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, and it is not to be otherwise deemed filed under either such Act.

Submitted by the Audit Committee Jeffrey M. Mann (Chairman) Richard J. Goldstein Steven W. Burge

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the Company’s outstanding capital stock is owned by Tandus Group. The table below sets forth certain information regarding the beneficial ownership of Tandus Group’s common stock as of April 27, 2006 by (i) each person known to beneficially own more than 5% of any class of Tandus Group’s common stock, (ii) each of the directors of Tandus Group and each of the Company’s directors and named executed officers and (iii) all of the directors of Tandus Group and all of the Company’s directors and named executive officers as a group.

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

Name	Number of Shares of Common Stock	Percentage of Common Stock
Principal Stockholders:
OCM Principal Opportunities Fund II, L.P. (1) 333 South Grand Avenue 28th Floor Los Angeles, CA 90071	112,044.82	34.94%
BancAmerica Capital Investors II, L.P. (2) 231 South LaSalle Street Chicago, IL 60697	91,036.41	28.39%
Norwest Equity Partners VII, LP (3) 3600 IDS Center 80 South 8th Street Minneapolis, MN 55402	28,011.20	8.74%
Quad-C Management, Inc. (4) 230 East High Street Charlottesville, VA 22902	26,474.62	8.26%
Abu Dhabi Investment Authority (5) P. O. Box 7106 Comiche Street Abu Dhabi, United Arab Emirates	21,008.40	6.55%

Directors and Executive Officers (6)
Edgar M. Bridger	6,302.52	1.97%
Ralph H. Grogan	—	—
Leslie (Lee) H. Schilling	2,450.98	*
Leonard F. Ferro	—	—
Jeffrey M. Raabe	2,100.84	*
Henry L. Millsaps, Jr.	1,680.67	*
Richard B. Cribbs	—	—
James T. Harley	—	—
Richard J. Goldstein (7)	—	—
Stephen M. Burns (8)	83.87	*
Steven W. Burge (9)	—	—
Caleb S. Kramer (10)	—	—
Jeffrey M. Mann (11)	—	—
Jason A. Mehring (12)	—	—
Robert F. Perille (13)	—	—
Daniel G. MacFarlan	—	—
All directors and officers as a group (16 people)	12,618.88	3.94%

*	Less than one percent

(1)	Oaktree Capital Management, LLC, (“Oaktree”) as the sole general partner of the OCM Principal Opportunities Fund II, L.P. (the “Oaktree Fund”), may be deemed to beneficially own the shares held of record by the Oaktree Fund.
(2)	BancAmerica Capital Management II, L.P., as the general partner of BancAmerica Capital Investors II, L.P. (the “B of A Fund”), may be deemed to beneficially own the shares held of record by the B of A Fund. BACM II GP, LLC, as the general partner of BancAmerica Capital Management II, L.P., may also be deemed to beneficially own the shares held of record by the B of A Fund.
(3)	Itasca LBO Partners VII, LLP, as the general partner of Norwest Equity Partners VII, LP, may be deemed to beneficially own the shares held by Norwest Equity Partners VII, LP.
(4)	Includes 1,062.41 shares of common stock owned by Quad-C Partners II, L.P. (“Quad-C II”), 2,012.98 shares of common stock owned by Quad-C Partners III, L.P. (“Quad-C III”), 12,832.76 shares of common stock owned by Quad-C Partners IV, LP (“Quad-C IV”), 5,376.34 shares of common stock owned by QCP Investors, LLC (“QCP Investors”) and 215.28 shares of common stock owned by QCP Investors II LLC (“QCP Investors II”). Quad-C III, L.L.C. as the general partner of Quad-C II; Quad-C II, L.L.C. as the general partner of Quad-C III, L.L.C.; and Quad-C IV, L.L.C. as the general partner of Quad-C IV, may be deemed to beneficially own shares held of record by the entity of which it is the general partner. Terry Daniels, as the managing member of each of these general partners, and as the managing member of each of QCP Investors and QCP Investors II, may also be deemed to beneficially own the shares held of record by each of these entities. Also includes 4,974.85 shares of common stock owned of record by Paribas Principal, Inc., which Quad-C Management, Inc. has the power to vote pursuant to a proxy.
(5)	The Abu Dhabi Investment Authority is an instrumentality of the government of the Emirate of Abu Dhabi and is wholly owned and controlled by that government.
(6)	The address of each director and executive officer is c/o Collins & Aikman Floorcoverings, Inc., 311 Smith Industrial Boulevard, Dalton, Georgia 30722.
(7)	Mr. Goldstein is a Managing Director of Oaktree. Mr. Goldstein disclaims beneficial ownership of all shares beneficially owned by the Oaktree Fund, except for those shares in which he has a pecuniary interest.
(8)	Mr. Burns is a Vice-President of Quad-C Management, Inc. Mr. Burns disclaims beneficial ownership of all shares owned by Quad-C Management, Inc. except for those shares in which he has a pecuniary interest.
(9)	Mr. Burge is a General Partner of Norwest Equity Partners. Mr. Burge disclaims beneficial ownership of all shares beneficially owned by Norwest Equity Partners, except for those shares in which he has a pecuniary interest.
(10)	Mr. Kramer is a Managing Director of Oaktree. Mr. Kramer disclaims beneficial ownership of all shares beneficially owned by the Oaktree Fund, except for those shares in which he has a pecuniary interest.
(11)	Mr. Mann is a Managing Director of BACI. Mr. Mann disclaims beneficial ownership of all shares beneficially owned by BACI, except those shares in which he has a pecuniary interest.
(12)	Mr. Mehring is a Managing Director of BlackRock Kelso Capital and was formerly a Principal with BACI. (Mr. Mehring disclaims beneficial ownership of all shares beneficially owned by BACI, except those shares in which he has a pecuniary interest.)
(13)	Mr. Perille is a Managing Director of Shamrock Capital Advisors, Inc. and was formerly a Managing Director of BACI. (Mr. Perille disclaims beneficial ownership of all shares beneficially owned by BACI, except those shares in which he has a pecuniary interest.)

Item 13. Certain Relationships and Related Transactions

Subsequent to a recapitalization transaction in January 2001, investment funds managed by Oaktree and BACI, specifically the Oaktree Fund and the B of A Fund, respectively, control a majority of the outstanding capital stock of Tandus Group. Effective January 2001, the Company entered into Professional Services Agreements with each of Oaktree Fund and B of A Fund (collectively, the “Funds”). The terms of both agreements are substantially the same. The Funds will provide management and financial consulting services to the Company from time to time. These services will include consulting on business strategy, future investments, future acquisitions and divestitures, and debt and equity financing. For these services, the Company has agreed to pay each of the Funds quarterly fees of $62,500 and to reimburse them for reasonable travel and other out-of-pocket fees and expenses incurred by them in providing services to the Company (including, but not limited to, fees and expenses incurred in attending Company-related meetings). The Company has also agreed to indemnify each of the Funds against any losses they may suffer arising out of the services they provide to the Company in connection with these agreements, such as losses arising from third party suits. The agreements terminate on the first of (1) the date on which the Funds, as the case may be, own less than 25% of the capital stock in Tandus Group, (2) the date on which Tandus Group is either sold to a party who does not currently own more than 5% of Tandus Group’s common stock or (3) substantially all the assets of

Tandus Group are sold. Included in the Company’s consolidated statements of financial condition as of January 28, 2006 and January 29, 2005 are accrued liabilities of $2.5 million and $2.0 million, respectively, related to services provided to the Company by the Funds.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered by Grant Thornton LLP, the Company’s independent registered public accounting firm are as follows:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Audit Fees	$310,000	$205,000
Audit-Related Fees (1)	29,000	27,000
Tax Fees	89,469	12,267
All Other Fees	76,166	—

Total	$504,635	$244,267

(1)	The amount related to the fiscal year ended January 28, 2005 has been increased by $13,500 to accurately reflect the fees billed in that fiscal year for audit-related services.

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company’s consolidated financial statements during fiscal years ended January 28, 2006 and January 29, 2005, for the reviews of the financial statements included in the quarterly reports on Form 10-Q during fiscal 2005 and fiscal 2004, and for services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP, that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under “Audit Fees,” as noted above. These services generally consist of fees for audits of employee benefit plans and accounting consultation.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton LLP for tax compliance, planning and advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by Grant Thornton LLP that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees,” as noted above. These services principally consist of general projects and services.

The Audit Committee reviews and pre-approves audit and non-audit services performed by Grant Thornton LLP, the Company’s independent registered public accounting firm, as well as the fees charged for such services. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Chairman of the Audit Committee may delegate pre-approval authority for such services, whose decisions are then presented to the full Audit Committee at its next scheduled meeting.

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

Independent Registered Public Accounting Firm

Upon the recommendation of the Audit Committee, the Board has appointed Grant Thornton LLP as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending January 28, 2006.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	(1)	FINANCIAL STATEMENTS:

		See “Item 8. Financial Statements and Supplementary Data”

	(2)	FINANCIAL STATEMENT SCHEDULES:

		See Schedule II - Valuation and Qualifying Accounts at the end of this report.

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS:

Exhibit No.	Description
3.1	Certificate of Incorporation of Collins & Aikman Floorcoverings, Inc., as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on April 7, 1997 (File No. 333-24699)).

3.2	By-Laws of Collins & Aikman Floorcoverings, Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on April 7, 1997 (File No. 333-24699)).

4.1	Indenture, dated February 15, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc. and The Bank of New York, as Trustee, for 9-3/4% Senior Subordinated Notes Due 2010 (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

4.2	Registration Rights Agreement, dated as of February 20, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Credit Suisse First Boston Corporation, Banc of America Securities, LLC, BNP Paribas Securities Corp., First Union Securities, Inc. and Fleet Securities, Inc. (Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.1	Credit Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the lenders named therein and Credit Suisse First Boston Corporation, as Administrative Agent, BNP Paribas, as Syndication Agent and Fleet Capital Corporation, as Documentation Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.2	Amendment No. 1 to Credit Agreement, dated February 11, 2002, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.3	Amendment No. 2 to Credit Agreement, dated May 1, 2004, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 15, 2004).

10.4	Amendment No. 3 to Credit Agreement, dated August 18, 2004, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 24, 2004) .

10.5	Security Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.6	Pledge Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.7	Investor Rights Agreement, dated January 25, 2001, by and among OCM Principal Opportunities Fund II, L.P., BancAmerica Capital Investors II, L.P., the rollover participants named therein, the co-investors named therein, the executives named therein and the stockholders named therein (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.8	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and OCM Principal Opportunities Fund II, L.P. (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.9	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and BA SBIC Sub, Inc. (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.10	Trade name License Agreement, dated as of February 6, 1997, by and between Collins & Aikman Floor Coverings Group, Inc., CAF Holdings, Inc. and Collins & Aikman Floorcoverings, Inc. (Incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

10.11	Asset Purchase Agreement, dated as of May 1, 2002, by and among CAF Extrusion, Inc., Collins & Aikman Floorcoverings, Inc., Candlewick Yarns, Inc., Bretlin, Inc. and Dixie Group, Inc. (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.12	Debt Restructuring Agreement, dated December 23, 1998, by and among Crossley Carpet Mills Limited, Montreal Trust Company of Canada and W.L. Single. (Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the year ending January 25, 2003).

10.13	2001 Tandus Group, Inc. Executive and Management Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the year ending January 25, 2003).*

10.14	2001 Tandus Group, Inc. Management Stock Purchase Plan. (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K for the year ending January 25, 2003).*

10.15	Chroma Transition Agreement dated November 8, 2004, by and among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Chroma Technologies, Inc., The Dixie Group, Inc. and Chroma Systems Partners. (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.16	Amendment No. 4 to Credit Agreement, dated October 29, 2005, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse, as Administrative Agent. (Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2005).

14.1	Code of Ethics for Principal Officers. (Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended January 25, 2003).

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter. (Incorporated by reference from Exhibit 99.1 to the Company’s Annual report on Form 10K filed on May 19, 2004).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2006.

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

Name	Title	Date

/s/ Edgar M. Bridger Edgar M. Bridger	President, Chief Executive Officer and Director	May 4, 2006

/s/ Jeffrey M. Mann Jeffrey M. Mann	Director	May 4, 2006

/s/ Richard J. Goldstein Richard J. Goldstein	Director	May 4, 2006

Supplemental Information to be Furnished With Reports Files Pursuant to Section 15(d) of the Securities Exchange Act of 1934 (“the Act”) by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report of Proxy material has been sent to security holders.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

For the Years ended January 28, 2006, January 29, 2005 and January 31, 2004

(In Thousands)

DESCRIPTION	Balance at Beginning of Period	Charged to Costs & Expenses	Additions	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended January 28, 2006 Allowance for doubtful accounts	$822	$8	$—	$—	$(251)	$579
Year ended January 29, 2005 Allowance for doubtful accounts	$918	$59	$—	$(44)	$(111)	$822
Year ended January 31, 2004 Allowance for doubtful accounts	$865	$393	$—	$109	$(449)	$918

Notes:

(a) Represents reclassifications and collections of accounts previously written off.

(b) Represents write-off accounts to be uncollectible, less recovery of amounts previously written off.