Form 10-Q
period 2006-04-29
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2006-06-13
CIK 1037123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of June 9, 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Collins & Aikman Floorcoverings, Inc., together with its subsidiaries, unless the context implies otherwise (“the Company”), has made in this Form 10-Q and from time to time may make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to investors. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; continued compliance with the covenants under the Company’s Senior Credit Facility; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; and environmental matters. The Company undertakes no obligation to revise these statements following the date of the filing of this Form 10-Q for any reason.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share Amounts)

	April 29, 2006	January 28, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$3,274	$5,803
Accounts Receivable, net of allowances of $647 and $579 in fiscal 2006 and 2005, respectively	48,196	46,691
Inventories	47,956	39,993
Deferred Tax Assets	6,304	4,863
Prepaid Expenses and Other	4,294	3,524

Total Current Assets	110,024	101,564
PROPERTY, PLANT AND EQUIPMENT, net	67,959	67,697
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	28,036	28,650
OTHER ASSETS	6,573	6,929

TOTAL ASSETS	$310,970	$302,528

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$21,217	$16,803
Accrued Expenses	20,860	25,148
Current Portion of Long-term Debt	14,212	4,648

Total Current Liabilities	56,289	46,599
OTHER LIABILITIES, including post-retirement benefit obligation	5,195	5,364
DEFERRED TAX LIABILITIES	4,890	4,441
LONG-TERM DEBT, net of current portion	197,594	197,673
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock ($0.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2006 and fiscal 2005)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(24,049)	(22,435)
Accumulated other comprehensive loss:
Foreign currency translation adjustment, net of tax	(388)	(553)
Minimum pension liability adjustment, net of tax	(1,209)	(1,209)

Total Stockholder’s equity	47,002	48,451

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$310,970	$302,528

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited And In Thousands)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Net Sales	$80,723	$68,314

Cost of Goods Sold	56,088	49,318
Selling, General & Administrative Expenses	20,773	20,134
Amortization	614	778

Operating Expenses	77,475	70,230

Operating Income (Loss)	3,248	(1,916)
Minority Interest in Loss of Subsidiary	—	10
Gain (Loss) on Sale of Fixed Assets	29	(117)
Net Interest Expense	5,729	5,076

Loss Before Income Taxes	(2,452)	(7,099)
Income Tax Benefit	(838)	(1,316)

Net Loss	$(1,614)	$(5,783)

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2006

(Unaudited And In Thousands, Except Share Amounts)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock (Shares)	Paid-in Capital	Retained Deficit	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total
BALANCE, January 28, 2006	1,000	$72,648	$(22,435)	$(553)	$(1,209)	$48,451
Net loss	—	—	(1,614)	—	—	(1,614)
Change in foreign currency translation adjustment, net of tax	—	—	—	165	—	165

Total comprehensive loss						(1,449)

BALANCE, April 29, 2006	1,000	$72,648	$(24,049)	$(388)	$(1,209)	$47,002

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited And In Thousands)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,614)	$(5,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and leasehold amortization	2,739	2,564
Amortization of intangible assets	614	778
Amortization and write-off of deferred financing fees	302	415
Change in deferred income tax	(952)	975
Minority interest in loss of subsidiary	—	(10)
(Gain) loss on sale of fixed assets	(29)	117
Changes in operating assets and liabilities:
Accounts receivable	(1,505)	5,303
Inventories	(7,963)	(9,195)
Accounts payable	4,414	5,198
Accrued expenses	(4,288)	(11,723)
Other, net	(1,067)	(2,491)

Total adjustments	(7,735)	(8,069)

Net cash used in operating activities	(9,349)	(13,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	32	128
Additions to property, plant and equipment	(2,570)	(3,832)

Net cash used in investing activities	(2,538)	(3,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	11,520	—
Repayments of revolving credit facilities	(2,080)	—
Proceeds from issuance of long-term debt	—	448
Repayments of long-term debt	(118)	(141)
Financing costs	—	(97)

Net cash provided by financing activities	9,322	210

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	36	119

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,529)	(17,227)

CASH AND CASH EQUIVALENTS, Beginning of Period	5,803	25,726

CASH AND CASH EQUIVALENTS, End of Period	$3,274	$8,499

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

2. General and Critical Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended January 28, 2006. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for fair presentation. All such adjustments are of a normal and recurring nature. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in the Company’s Form 10-K for the year ended January 28, 2006. Certain of the accounting policies require the application of significant judgments by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on historical experience, terms of existing contracts, current economic trends in the industry, information provided by customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

Revenue Recognition. Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $3.2 million and $2.8 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. Freight charged to customers is included in net sales. Freight fees included in net sales were $1.6 million and $1.1 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

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

Cost of Goods Sold. Cost of goods sold includes raw materials, labor, manufacturing overhead, freight costs, depreciation and the cost of installation services provided to our customers through independent third-party contractors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include compensation and related expenses, selling and marketing expenses, travel expenses, professional services, depreciation and amortization.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Foreign Currency Translation. Effective July 31, 2005, the Company’s Canadian subsidiary adopted the U.S. dollar as its functional currency. Prior to this date, the Canadian dollar had served as the subsidiary’s functional currency. The transition to the U.S. dollar as the functional currency is primarily due to the high volume of this subsidiary’s transactions that are denominated in U.S. dollars, the high volume of intercompany transactions and the interrelationship between the Company’s U.S. operations and those of the Canadian subsidiary. The financial information of the Company’s Canadian subsidiary for the quarter ended July 30, 2005 and prior periods have been presented in U.S. dollars in accordance with a translation of convenience method using the exchange rate at July 30, 2005 of US$1.00 being equal to CDN$1.2241, the Bank of Canada closing buying rate at July 30, 2005. For periods subsequent to July 30, 2005, the Canadian dollar amounts are remeasured into the U.S. dollar reporting currency using the temporal method. When the temporal method is used to translate the local currency of a foreign entity into its functional currency, the resulting translation adjustment is reported in the current period’s statement of operations.

Assets and liabilities of the U.K. and Asian subsidiaries are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders’ equity. Foreign currency gains (losses) are recognized in the statement of operations.

Net foreign currency gains recognized in the consolidated statements of operations were approximately $0.2 million for the thirteen weeks ended April 29, 2006. The Company incurred minimal net foreign currency losses for the thirteen weeks ended April 30, 2005.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Accounts Receivable Allowances. Allowances are provided for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluations of the financial condition of the Company’s customers and collectability of the Company’s accounts receivable. These allowances are maintained at a level which management believes is sufficient to cover potential credit losses. Accounts receivable balances are aged according to invoice date and applicable terms, and are written off as uncollectible only after all reasonable collection efforts have been made.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

Impairment of Goodwill and Indefinite Lived Intangible Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations (“SFAS No. 144”). If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

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

Income Taxes. The provision for income taxes includes federal, state, local and foreign taxes. The Company accounts for income taxes under an asset and liability approach pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that includes the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

3. Inventories

Net inventory balances are summarized below (in thousands):

	April 29, 2006	January 28, 2006
	(Unaudited)

Raw materials	$22,575	$17,427
Work in process	7,607	6,296
Finished goods	17,774	16,270

	$47,956	$39,993

4. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the intangible asset that is subject to amortization as of April 29, 2006 are as follows (in thousands):

	April 29, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Asset:
Patent	$27,000	$(22,704)

Total	$27,000	$(22,704)

The patent is being amortized over an eleven-year period using the straight-line method.

The Company has an unamortized intangible asset with an indefinite life, other than goodwill. The carrying amount of the trade name was $23,613 as of April 29, 2006. The Company also has an unamortized intangible asset related to its defined benefit plans in the amount of $127 as of April 29, 2006.

Actual and estimated amortization expense is as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Aggregate amortization expense	$614	$778

Estimated amortization expense:
Fiscal 2006	2,455
Fiscal 2007	2,455
Fiscal 2008	—
Fiscal 2009	—
Fiscal 2010	—

During the period ended April 29, 2006, there were no changes to the carrying value of goodwill.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

5. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	April 29, 2006	January 28, 2006
	(Unaudited)

Payroll and employee benefits	$5,631	$6,495
Customer claims	2,292	1,798
Accrued interest	3,896	7,796
Accrued professional fees	5,435	3,323
Other	3,606	5,774

	$20,860	$25,186

6. Stock-Based Compensation

Effective January 29, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)), using the prospective transition method. This method allows the application of the provisions of SFAS No. 123(R) to share-based awards granted subsequent to adoption. For stock-based compensation effected prior to January 28, 2006, the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). There were no grants of stock-based compensation during the thirteen weeks ended April 29, 2006.

In August 2001, Tandus adopted the 2001 Tandus Group, Inc., Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The 2001 Plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ board of directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of April 29, 2006, the Company has not recorded any expense as the Company has not achieved the targets established under the program and all options granted under the 2001 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant of $35.70. During the thirteen weeks ended April 29, 2006, 171 options were canceled, leaving 33,838 options outstanding as of April 29, 2006. At April 29, 2006, no shares are exercisable and the weighted average contractual life of the options outstanding is 5.25 years.

7. Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Financial Accounting Standard 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in SFAS No. 123(R), regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP 123(R)-2 is to be applied upon initial adoption of SFAS No. 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company adopted the provisions of FSP 123(R)-2 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 states that rental costs associated with ground or building

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance is to be applied to the first reporting period beginning after December 15, 2005. The Company adopted the provisions of FSP 13-1 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2005, the FASB issued FASB Staff Position Financial Accounting Standard 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP 123(R)-1”). FSP 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. A freestanding instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) or was subject to SFAS No. 123(R) upon initial adoption shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The deferral excludes awards exchanged for non-employee services or a combination of employee and non-employee services. The deferral does not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement is a revision to Statement of Financial Accounting Standards No. 123 and supersedes Accounting Principles Board Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the initial effective date of SFAS No. 123(R). The Company adopted the provisions of SFAS No. 123(R) effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

8. Employee Benefit Plans

Domestic Defined Benefit Plan. The Company maintains a defined benefit program (“the U.S. Plan”) for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the U.S. Plan beyond minimum funding requirements as is deemed appropriate by management. The U.S. Plan was funded as of January 28, 2006 such that no minimum contribution is required in the 2006 plan year. U.S. Plan assets at April 29, 2006 and January 28, 2006 were invested primarily in equity and fixed income debt securities.

Net periodic pension expense for the thirteen weeks ended April 29, 2006 and April 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Interest cost on projected benefit obligations	$58	$60
Expected return on plan assets	(79)	(83)
Recognized net actuarial losses	27	31
Settlement losses	58	—

Net periodic pension expense	$64	$8

Canadian Defined Benefit Plan. Substantially all Canadian employees of Crossley Carpets Ltd. who meet eligibility requirements can participate in a defined benefit plan (the “Canadian Plan”) administered by the Company. Canadian Plan benefits are generally based on years of service and employees’ compensation during their years of employment. The Company contributes annually an amount that is based on the recommendations of its actuary and is deductible for income tax purposes. Assets of the Canadian plan are held in a trust invested primarily in mutual funds.

Net periodic pension expense for the thirteen weeks ended April 29, 2006 and April 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Service cost—benefits earned during the period	$323	$263
Interest cost on projected benefit obligations	148	116
Expected return on plan assets	(180)	(134)

Net periodic pension expense	$291	$245

Postretirement Benefit Plan. The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the postretirement benefit plan (the “Postretirement Plan”) currently in effect. The Postretirement Plan is unfunded. Effective May 18, 2006, the Postretirement Plan was closed to new participants.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Net periodic post-retirement benefits expense for the thirteen weeks ended April 29, 2006 and April 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Service cost—benefits earned during the period	$44	$49
Interest cost on projected benefit obligations	32	37

Net periodic post-retirement benefits expense	$76	$86

9. Facility Maximization Project

On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by closing its Santa Ana, California production facility and moving equipment and production to its manufacturing facility in Truro, Nova Scotia (the “Facility Maximization”). The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and was completed during the fourth quarter of fiscal year 2005. The Facility Maximization will increase utilization in the Truro, Nova Scotia facility.

During fiscal 2005, the Company incurred costs associated with the Facility Maximization, which consist of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. During the first quarter of fiscal 2005, cost of goods sold included $2.7 million and selling, general and administrative expenses included $0.4 million of these expenses in the accompanying consolidated statements of operations. The accrued Facility Maximization costs included in accrued expenses in the accompanying consolidated statements of financial condition amounted to $0.3 million as of April 30, 2005. There were nominal costs accrued as of April 29, 2006.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.4 million of Crossley’s outstanding sinking fund bonds over the next five years. See Note 10 contained herein for further discussion.

10. Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 29, 2006	January 28, 2006
	(Unaudited)
10% Senior Subordinated Notes, due 2006	$250	$250
9.75% Senior Subordinated Notes, due 2010	165,000	165,000
Senior Secured Credit Facility	30,518	30,598
Sinking Fund Bonds	1,364	1,335
Canadian Revolving Line of Credit	4,178	3,642
U.S. Revolving Line of Credit	9,000	—
Other Debt	1,496	1,496

Total Debt	211,806	202,321
Less Current Maturities	14,212	4,648

	$197,594	$197,673

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.4 million of Crossley’s outstanding sinking fund bonds over the next five years. The forgiveness will commence during fiscal 2006, will be over the remaining five- year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees during the year, of which requirement the Company is in full compliance as of April 29, 2006. The debt will also be non-interest bearing.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Net interest expense was $5.7 million and $5.1 million for the thirteen week periods ended April 29, 2006 and April 30, 2005, respectively, which included nominal interest income. Net interest expense for the thirteen weeks ended April 29, 2006 includes $0.7 million related to a certain litigation verdict. See Note 14 “Commitments and Contingencies” for further discussion.

11. Income Taxes

The Company had an income tax benefit of $0.7 million for the thirteen weeks ended April 29, 2006 compared to $1.3 million for the thirteen weeks ended April 30, 2005. During the first quarters of fiscal 2006 and fiscal 2005, the Company incurred net losses in its domestic operations against which tax benefits were recorded. Additional losses were incurred in its foreign operations, against which no tax benefit was recognized.

12. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net Loss	$(1,614)	$(5,783)
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	165	501

Total Comprehensive Loss	$(1,449)	$(5,282)

13. Segment Information

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

No single customer represented 10% or more of the Floorcoverings segment’s sales for any period presented in the accompanying financial statements. In the Extrusion segment, the Company had two and three customers that represented more than 10% of the segment’s sales during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. Sales to these customers represented 11.9% and 10.4%, respectively, for the thirteen weeks ended April 29, 2006. Sales to these customers represented 16.2%, 13.3% and 10.4%, respectively, for the thirteen weeks ended April 30, 2005.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

The tables below provide certain unaudited financial information by segment (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net Sales to External Customers:
Floorcoverings	$73,140	$62,115
Extrusion	7,583	6,199

Total Sales to External Customers	$80,723	$68,314

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Adjusted EBITDA:
Floorcoverings	$4,618	$3,339
Extrusion	2,015	1,255

Total Adjusted EBITDA	$6,633	$4,594

	April 29, 2006	January 28, 2006
	(Unaudited)
Consolidated Assets:
Floorcoverings	$286,506	$276,350
Extrusion	24,464	26,178

Total Consolidated Assets	$310,970	$302,528

A reconciliation of net loss as reported in the consolidated statements of operations to Adjusted EBITDA as shown above is as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,614)	$(5,783)
Income tax benefit	(838)	(1,316)
Net interest expense	5,729	5,076
Depreciation	2,739	2,564
Amortization	614	778
Minority interest in loss of subsidiary	—	(10)
Facility maximization costs	—	3,168
Loss on sale of fixed assets	3	117

Adjusted EBITDA	$6,633	$4,594

Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

14. Commitments and Contingencies

On September 18, 1998, James Bradley Thomason (“Thomason”) filed an action in the District Court, 285th Judicial District, Bexar County, Texas (the “Court”) against Linda Gomez Whitener, Steve Whitener, and Gomez Floor Covering (the “Gomez Defendants”), the Company, and Mannington Commercial. Thomason alleged that the Gomez Defendants had breached a contract with Thomason to pay him certain commissions and had conspired with the Company and Mannington to cut Thomason out of several carpet installation transactions stemming from a carpet-buying contract held by the Texas General Services Commission for State of Texas agencies (the “Contract”). Thomason settled his claims against the Gomez Defendants and Mannington Commercial. The Court granted the Company’s motion for summary judgment and as a result, all of Thomason’s claims against the Company were dismissed. The Texas Court of Appeals, Fourth Court of Appeals District, San Antonio, Texas (the “Appellate Court”) affirmed the lower court ruling on all points, except for a claim of quantum meruit (value of services where no contract exists) related to having C&A products listed on the Contract. That claim was tried before a jury and on February 10, 2006, the jury entered a verdict in favor of the plaintiff in the amount of $1,050,000. Under Texas law, the plaintiff made a claim for attorneys’ fees and prejudgment interest, and on May 19, 2006, the Appellate Court entered judgment on the jury verdict in the amount of $1,053,418, awarding attorneys’ fees in the amount of $351,136 and prejudgment interest in the amount of $605,189. The Company intends to file a motion to overturn the jury verdict and the award of attorneys’ fees and prejudgment interest.

Should the Company’s motion to overturn the jury verdict and award of interest and attorneys’ fees not be granted, the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, and the Company intends to vigorously prosecute an appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest granted by the Appellate Court. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability of approximately $2,010,000 related to this case in its accompanying statements of financial condition.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division (the “Court”) a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface, Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the Court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. To date, no substantive issues have been resolved by the Court. The Company denies liability and intends to vigorously defend this matter.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

16. Condensed Consolidated Financial Statements

The 9.75% Notes of the Company (the “Issuer”) are guaranteed by certain of the Company’s domestic subsidiaries (the “guarantor subsidiaries”). The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility which was amended by the Company on February 20, 2002, May 1, 2004, August 18, 2004 and October 29, 2005. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of April 29, 2006 is $208.6 million. This amount represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of April 29, 2006 and January 28, 2006, and for each of the thirteen weeks ended April 29, 2006 and April 30, 2005, is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

April 29, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,219	$1	$—	$1,220	$2,054	$—	$3,274
Accounts receivable, net	195	38,430	—	38,625	9,571	—	48,196
Inventories	26,899	2,753	—	29,652	18,304	—	47,956
Deferred tax assets	2,889	82	—	2,971	3,333	—	6,304
Prepaid expenses and other	3,475	—	—	3,475	819	—	4,294

Total current assets	34,667	41,266	—	75,943	34,081	—	110,024

PROPERTY, PLANT AND EQUIPMENT, net	35,332	12,158	—	47,490	20,469	—	67,959
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	27,910	—	—	27,910	126	—	28,036
INVESTMENT IN SUBSIDIARIES	98,097	—	(34,185)	63,912	—	(63,912)	—
OTHER ASSETS	5,767	93	—	5,860	3,730	(3,017)	6,573

TOTAL ASSETS	$264,169	$59,148	$(34,185)	$289,132	$88,767	$(66,929)	$310,970

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,891	$3,412	$—	$15,303	$5,914	$—	$21,217
Accrued expenses	14,631	2,240	—	16,871	3,989	—	20,860
Current portion of long-term debt	9,571	—	—	9,571	4,641	—	14,212

Total current liabilities	36,093	5,652	—	41,745	14,544	—	56,289

INTERCOMPANY (RECEIVABLE) PAYABLE	(26,384)	18,108	—	(8,276)	7,851	425	—
OTHER LIABILITIES, including post-retirement obligation	5,132	—	—	5,132	63	—	5,195
DEFERRED TAX LIABILITIES	6,704	1,203	—	7,907	—	(3,017)	4,890
LONG-TERM DEBT, net of current portion	195,197	—	—	195,197	2,397	—	197,594

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(24,049)	34,185	(34,185)	(24,049)	925	(925)	(24,049)
Accumulated other comprehensive income	(1,172)	—	—	(1,172)	(327)	(98)	(1,597)

Total stockholder’s equity	47,427	34,185	(34,185)	47,427	63,912	(64,337)	47,002

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$264,169	$59,148	$(34,185)	$289,132	$88,767	$(66,929)	$310,970

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,655	$1	$—	$2,656	$3,147	$—	$5,803
Accounts receivable, net	37	38,508	—	38,545	8,146	—	46,691
Inventories	20,251	2,906	—	23,157	16,836	—	39,993
Deferred tax assets	5,451	76	—	5,527	—	(664)	4,863
Prepaid expenses and other	2,573	—	—	2,573	951	—	3,524

Total current assets	30,967	41,491	—	72,458	29,080	(664)	100,874
PROPERTY, PLANT AND EQUIPMENT, net	34,124	12,744	—	46,868	20,829	—	67,697
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	28,524	—	—	28,524	126	—	28,650
INVESTMENT IN SUBSIDIARIES	91,994	—	(27,540)	64,454	—	(64,454)	—
OTHER ASSETS	6,471	93	—	6,564	3,382	(3,017)	6,929

TOTAL ASSETS	$254,466	$59,959	$(27,540)	$286,885	$83,778	$(68,135)	$302,528

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,485	$2,349	$—	$10,834	$5,969	$—	$16,803
Accrued expenses	19,077	1,777	—	20,854	4,294	—	25,148
Current portion of long-term debt	571	—	—	571	4,077	—	4,648

Total current liabilities	28,133	4,126	—	32,259	14,340	—	46,599

INTERCOMPANY (RECEIVABLE) PAYABLE	(30,352)	27,237	—	(3,115)	2,525	590	—
OTHER LIABILITIES, including post-retirement obligation	5,301	—	—	5,301	63	—	5,364
DEFERRED TAX LIABILITIES	7,066	1,056	—	8,122	—	(3,681)	4,441
LONG-TERM DEBT, net of current portion	195,277	—	—	195,277	2,396	—	197,673

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(22,435)	27,540	(27,540)	(22,435)	1,483	(1,483)	(22,435)
Accumulated other comprehensive income	(1,172)	—	—	(1,172)	(343)	(247)	(1,762)

Total stockholder’s equity	49,041	27,540	(27,540)	49,041	64,454	(65,044)	48,451

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$254,466	$59,959	$(27,540)	$286,885	$83,778	$(68,135)	$302,528

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended April 29, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$37,023	$68,887	$(33,133)	$72,777	$22,312	$(14,366)	$80,723

Cost of Goods Sold	34,815	49,397	(33,133)	51,079	19,375	(14,366)	56,088
Selling, General & Administrative Expenses	8,900	8,469	—	17,369	3,404	—	20,773
Amortization	614	—	—	614	—	—	614

Operating Expenses	44,329	57,866	(33,133)	69,062	22,779	(14,366)	77,475

Operating Income (Loss)	(7,306)	11,021	—	3,715	(467)	—	3,248

Equity in Earnings of Subsidiaries	6,087	—	—	6,087	—	(6,087)	—
Gain on Sale of Fixed Assets	29	—	—	29	—	—	29
Net Interest Expense	5,653	—	—	5,653	76	—	5,729

Income (Loss) Before Income Taxes	(6,843)	11,021	—	4,178	(543)	(6,087)	(2,452)

Income Tax Expense (Benefit)	(5,229)	4,376	—	(667)	15	—	(838)

Net Income (Loss)	$(1,614)	$6,645	$—	$4,845	$(558)	$(6,087)	$(1,614)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended April 30, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$29,390	$57,674	$(25,628)	$61,436	$18,540	$(11,662)	$68,314

Cost of Goods Sold	26,296	41,187	(25,628)	41,855	19,125	(11,662)	49,318
Selling, General & Administrative Expenses	7,265	8,745	—	16,010	4,124	—	20,134
Amortization	614	164	—	778	—	—	778

Operating Expenses	34,175	50,096	(25,628)	58,643	23,249	(11,662)	70,230

Operating Income (Loss)	(4,785)	7,578	—	2,793	(4,709)	—	(1,916)

Minority Interest in Income of Subsidiary	—	—	—	—	(10)	—	(10)
Equity in Earnings of Subsidiaries	297	—	—	297	—	(297)	—
Loss on Sale of Fixed Assets	—	—	—	—	117	—	117
Net Interest Expense	5,029	—	—	5,029	47	—	5,076

Income (Loss) Before Income Taxes	(9,517)	7,578	—	(1,939)	(4,863)	(297)	(7,099)

Income Tax Expense (Benefit)	(3,734)	3,032	—	(702)	(614)	—	(1,316)

Net Income (Loss)	$(5,783)	$4,546	$—	$(1,237)	$(4,249)	$(297)	$(5,783)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended April 29, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(7,950)	$3	$(1,402)	$(9,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	32	—	—	32
Additions to property, plant and equipment	(2,438)	(3)	(129)	(2,570)

Net cash used in investing activities	(2,406)	(3)	(129)	(2,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	11,000	—	520	11,520
Repayments of revolving credit facilities	(2,000)	—	(80)	(2,080)
Repayments of long-term debt	(80)	—	(38)	(118)

Net cash provided by financing activities	8,920	—	402	9,322

Effect of exchange rate changes on cash and cash equivalents	—	—	36	36

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,436)	—	(1,093)	(2,529)
CASH AND CASH EQUIVALENTS, beginning of period	2,655	1	3,147	5,803

CASH AND CASH EQUIVALENTS, end of period	$1,219	$1	$2,054	$3,274

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended April 30, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(12,799)	$1	$(1,054)	$(13,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	28	—	100	128
Additions to property, plant and equipment	(1,743)	(1)	(2,088)	(3,832)

Net cash used in investing activities	(1,715)	(1)	(1,988)	(3,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	—	—	—	—
Repayments of revolving credit facilities	—	—	—	—
Repayments of long-term debt	—	—	448	448
Dividends to parent	—	—	(141)	(141)
Financing costs	(97)	—	—	(97)

Net cash provided by (used in) financing activities	(97)	—	307	210

Effect of exchange rate changes on cash and cash equivalents	—	—	119	119

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,611)	—	(2,616)	(17,227)
CASH AND CASH EQUIVALENTS, beginning of period	23,110	—	2,616	25,726

CASH AND CASH EQUIVALENTS, end of period	$8,499	$—	$—	$8,499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Quarterly Report on Form 10-Q and with the discussion, analysis and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A and 8 of the Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

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

The Company is a wholly-owned subsidiary of Tandus Group. As a result of a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree and BACI, specifically the Oaktree Fund and the B of A Fund, respectively, control a majority of the outstanding capital stock of Tandus Group.

Results of Operations

The following table sets forth certain operating results as a percentage of net sales for the periods indicated.

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net Sales	100.0%	100.0%
Cost of Goods Sold	69.5%	72.2%

Gross Profit	30.5%	27.8%
Selling, General and Administrative Expenses	25.7%	29.5%
Amortization	0.8%	1.1%

Operating Income (Loss)	4.0%	-2.8%

Net Interest Expense	7.1%	7.4%

Net Loss	-2.0%	-8.5%

Adjusted EBITDA	8.2%	6.7%

Thirteen Weeks Ended April 29, 2006 as Compared with the Thirteen Weeks Ended April 30, 2005

Net Sales. Net sales for the thirteen weeks ended April 29, 2006 were $80.7 million, an increase of 18.2% from $68.3 million for the thirteen weeks ended April 30, 2005. Net sales of the Company’s Floorcoverings segment were $73.1 million for the thirteen weeks ended April 29, 2006 as compared to $62.1 million for the thirteen weeks ended April 30, 2005, an increase of $11.0 million or 17.7%, primarily attributable to the North American operations. Within these operations, the Company’s Floorcoverings segment’s net sales experienced a 14.5% increase in broadloom sales combined with a 17.9% increase in sales of structure-backed carpets (six-foot and carpet tile). The current quarter results reflect an increase in both Institutional sales (Healthcare, Education and Government) and Corporate sales, including Retail, of 17.9% and 15.6%, respectively. The overall increase in the Floorcoverings segment sales is primarily volume driven across all of its markets. In addition, in the thirteen weeks ended April 30, 2005, the Floorcoverings segment experienced lower sales in part due to complications related to the Facility Maximization. Net sales of the Extrusion segment were $7.6 million for the thirteen weeks ended April 29, 2006 as compared to $6.2 million for the thirteen weeks ended April 30, 2005, an increase of $1.4 million or 22.6%. The increase in sales for the Extrusion segment was due to overall higher demand from the Extrusion segment’s external customers.

Cost of Goods Sold. Cost of goods sold was $56.1 million, or 69.5% of sales, for the thirteen weeks ended April 29, 2006 as compared to $49.3 million, or 72.2% of sales, for the thirteen weeks ended April 30, 2005. The increase in cost of goods sold was primarily due to increased sales. In addition, the Company experienced increases in the prices of several key raw materials in the latter half of fiscal 2005 which have not been fully absorbed in the market through increased selling prices. Included in the 2005 period expenses was $2.8 million of costs related to the Facility Maximization. Excluding these costs, cost of goods sold for the thirteen weeks ended April 30, 2005 was $46.5 million, or 68.1% of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen weeks ended April 29, 2006 were $20.8 million, an increase of 3.5% from $20.1 million for the thirteen weeks ended April 30, 2005. As a percentage of sales, total selling, general and administrative costs were 25.7% and 29.5% for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. During the 2006 period, the Company incurred an increase of $1.8 million in legal expense and professional services of which $0.4 million relates to an award of plaintiff legal fees in the Thomason litigation verdict (see Liquidity and Capital Resources contained herein), increased commissions of $0.9 million and an increase in its samples expense of $0.7 million. These increases were partially offset by lower salaries, taxes and benefits of $1.2 million and a decrease in company meetings expense of $0.6 million. In addition, the Company experienced an increase in the foreign currency transaction gain of $0.2 million. Included in the 2005 period expense was $0.3 million of costs related to the Facility Maximization.

Amortization. Intangible asset amortization decreased to $0.6 million for the thirteen weeks ended April 29, 2006 as compared to $0.8 million for the thirteen weeks ended April 30, 2005. The decrease was due to the Company’s supply agreement becoming fully amortized during the first quarter of fiscal 2005.

Interest Expense. Net interest expense was $5.7 million and $5.1 million for the thirteen week periods ended April 29, 2006 and April 30, 2005, respectively, which included nominal interest income. Net interest expense for the thirteen weeks ended April 29, 2006 includes $0.7 million related to a certain litigation verdict. See Note 14 “Commitments and Contingencies” contained herein in Item 1 and Part II, Item 1 for further discussion.

Income Taxes. The Company had an income tax benefit of $0.8 million for the thirteen weeks ended April 29, 2006 compared to $1.3 million for the thirteen weeks ended April 30, 2005.

Net Loss. The Company incurred a net loss of $1.6 million for thirteen weeks ended April 29, 2006 compared to $5.8 million for the thirteen weeks ended April 30, 2005.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended April 29, 2006 increased to $6.6 million from $4.6 million for the thirteen weeks ended April 30, 2005. As a percentage of sales, Adjusted EBITDA was 8.2% for the first quarter of 2006 compared to 6.7% in the first quarter of 2005. The increase was principally due to higher sales volume in the Floorcoverings segment. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net loss to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net Loss	$(1,614)	$(5,783)
Income Tax Benefit	(838)	(1,316)
Net Interest Expense	5,729	5,076
Depreciation	2,739	2,564
Amortization	614	778
Minority Interest in Loss of Subsidiary	—	(10)
Facility Maximization Costs	—	3,168
Loss on Sale of Fixed Assets	3	117

Adjusted EBITDA	$6,633	$4,594

Liquidity and Capital Resources

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash used in operating activities for the thirteen weeks ended April 29, 2006 was $9.3 million compared to $14.0 million for the thirteen weeks ended April 30, 2005. The change was primarily due to a decrease in the net loss incurred for the period coupled with lower working capital requirements of $2.5 million.

Net cash used in investing activities for the thirteen weeks ended April 29, 2006 and April 30, 2005 was $2.5 million and $3.6 million, respectively, primarily representing capital expenditures. Included in capital expenditures for the 2005 period is $0.3 million related to the Facility Maximization. Capital expenditures during the remainder of fiscal 2006 are expected to be approximately $5 million to $7 million.

Net cash provided by financing activities for the thirteen weeks ended April 29, 2006 and April 30, 2005 was $9.3 million and $0.2 million, respectively. The increase primarily represents a borrowing against the Company’s U. S. revolving credit facility during the first quarter of fiscal 2006.

The Company has significant indebtedness which, as of April 29, 2006, consists of $175.0 million of 9.75% senior subordinated notes due 2010 (the “9.75% Notes”) of which $165.0 million is outstanding, a $109.0 million credit facility which had an outstanding balance of $30.6 million in term loan borrowings (the “Senior Credit Facility”), $1.7 million in purchase money and other indebtedness, and $1.4 million in sinking fund bonds under Crossley. The sinking fund bonds are subject to forgiveness beginning in fiscal 2006 given certain requirements are met. See further discusssion contained herein and Note 10 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. As of April 29, 2006, the Company’s $50.0 million U. S. revolving line of credit had outstanding borrowings of $9.0 million and $4.0 million of letters of credit outstanding leaving total availability of $37.0 million. Crossley has a $4.5 million revolving line of credit agreement with a Canadian bank which had $4.2 million in borrowings outstanding as of April 29, 2006.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The interest amount due on each date is $8.0 million.

As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Notes. The Company was in compliance with all covenants as of April 29, 2006, and expects to remain in compliance throughout fiscal 2006, although no assurances to that effect can be given.

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

On September 18, 1998, James Bradley Thomason (“Thomason”) filed an action in the District Court, 285th Judicial District, Bexar County, Texas (the “Court”) against Linda Gomez Whitener, Steve Whitener, and Gomez Floor Covering (the “Gomez Defendants”), the Company, and Mannington Commercial. Thomason alleged that the Gomez Defendants had breached a contract with Thomason to pay him certain commissions and had conspired with the Company and Mannington to cut Thomason out of several carpet installation transactions stemming from a carpet-buying contract held by the Texas General Services Commission for State of Texas agencies (the “Contract”). Thomason settled his claims against the Gomez Defendants and Mannington Commercial. The Court granted the Company’s motion for summary judgment and as a result, all of Thomason’s claims against the Company were dismissed. The Texas Court of Appeals, Fourth Court of Appeals District, San Antonio, Texas (the “Appellate Court”) affirmed the lower court ruling on all points, except for a claim of quantum meruit (value of services where no contract exists) related to having C&A products listed on the Contract. That claim was tried before a jury and on February 10, 2006, the jury entered a verdict in favor of the plaintiff in the amount of $1,050,000. Under Texas law, the plaintiff made a claim for attorneys’ fees and prejudgment interest, and on May 19, 2006, the Appellate Court entered judgment on the jury verdict in the amount of $1,053,418, awarding attorneys’ fees in the amount of $351,136 and prejudgment interest in the amount of $605,189. The Company intends to file a motion to overturn the jury verdict and the award of attorneys’ fees and prejudgment interest.

Should the Company’s motion to overturn the jury verdict and award of interest and attorneys’ fees not be granted, the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, and the Company intends to vigorously prosecute an appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest granted by the Appellate Court. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability of approximately $2,010,000 related to this case in its accompanying statements of financial condition.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division (the “Court”) a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface, Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. To date, no substantive issues have been resolved by the Court. The Company denies liability and intends to vigorously defend this matter.

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

On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by closing its Santa Ana, California production facility and moving equipment and production to its manufacturing facility in Truro, Nova Scotia (the “Facility Maximization”). The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and was completed during the fourth quarter of fiscal year 2005. The Facility Maximization will increase utilization in the Truro, Nova Scotia facility.

During fiscal 2005, the Company incurred costs associated with the Facility Maximization, which consist of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. During the first quarter of fiscal 2005, cost of goods sold included $2.7 million and selling, general and administrative expenses included $0.4 million of these expenses in the accompanying consolidated statements of operations. The accrued Facility Maximization costs included in accrued expenses in the accompanying consolidated statements of financial condition amounted to $0.3 million as of April 30, 2005. There were nominal costs accrued as of April 29, 2006.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.4 million of Crossley’s outstanding sinking fund bonds over the next five years. The forgiveness will commence during fiscal 2006, will be over the remaining five-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees during the year, of which requirement the Company is in full compliance as of April 29, 2006. The debt will also be non-interest bearing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 29, 2006 and January 28, 2006.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included herein in Item 1. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

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

Foreign Currency Translation. Effective July 31, 2005, the Company’s Canadian subsidiary adopted the U.S. dollar as its functional currency. Prior to this date, the Canadian dollar had served as the subsidiary’s functional currency. The transition to the U.S. dollar as the functional currency was primarily due to the high volume of this subsidiary’s transactions that are denominated in U.S. dollars, the high volume of intercompany transactions, and the interrelationship between the Company’s U.S. operations and those of the Canadian subsidiary. The financial information of the Company’s Canadian subsidiary for the quarter ended July 30, 2005 and prior periods have been presented in U.S. dollars in accordance with a translation of convenience method using the exchange rate at July 30, 2005 of US$1.00 being equal to CDN$1.2241, the Bank of Canada closing buying rate at July 30, 2005. For periods subsequent to July 30, 2005, the Canadian dollar amounts are remeasured into the U.S. dollar reporting currency using the temporal method. When the temporal method is used to translate the local currency of a foreign entity into its functional currency, the resulting translation adjustment is reported in the current period’s statement of operations.

Assets and liabilities of the U.K. and Asian subsidiaries are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders’ equity. Foreign currency gains (losses) are recognized in the statement of operations.

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

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Financial Accounting Standard 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in SFAS No. 123(R), regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP 123(R)-2 is to be applied upon initial adoption of SFAS No. 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company adopted the provisions of FSP 123(R)-2 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance is to be applied to the first reporting period beginning after December 15, 2005. The Company adopted the provisions of FSP 13-1 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2005, the FASB issued FASB Staff Position Financial Accounting Standard 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP 123(R)-1”). FSP 123(R)-1 defers indefinitely the requirement of SFAS No. 123(R) that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. A freestanding instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) or was subject to SFAS No. 123(R) upon initial adoption shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The deferral excludes awards exchanged for non-employee services or a combination of employee and non-employee services. The deferral does not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement is a revision to Statement of Financial Accounting Standards No. 123 and supersedes Accounting Principles Board Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the initial effective date of SFAS No. 123(R). The Company adopted the provisions of SFAS No. 123(R) effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There was no material change during the thirteen weeks ended April 29, 2006 in the information provided in response to Part I, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 4. Controls and Procedures

As of April 29, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company’s internal controls over financial reporting, except as noted below.

During the disclosure controls and procedures and internal controls evaluations performed under the supervision and with the participation of the Company’s management as of the end of the fiscal year ended January 28, 2006, it was concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the area of income tax accounting and that a significant change had occurred in the internal controls over income tax reporting and disclosure. No other material weaknesses or significant changes were noted during the evaluation. Management believes there were no material misstatements in the consolidated financial statements and the Company’s independent registered public accountants issued an unqualified opinion on the consolidated statements of financial condition as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the years in the three year period ended January 28, 2006.

During the first quarter of fiscal 2006, the Company addressed the material weakness in the area of income tax accounting as it pertains to the Company’s disclosure controls and procedures and internal controls. The Company has supplemented its internal resources with an outside provider to assist in the preparation, documentation and review of the Company’s income tax provision and related taxation disclosures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 18, 1998, James Bradley Thomason (“Thomason”) filed an action in the District Court, 285th Judicial District, Bexar County, Texas (the “Court”) against Linda Gomez Whitener, Steve Whitener, and Gomez Floor Covering (the “Gomez Defendants”), the Company, and Mannington Commercial. Thomason alleged that the Gomez Defendants had breached a contract with Thomason to pay him certain commissions and had conspired with the Company and Mannington to cut Thomason out of several carpet installation transactions stemming from a carpet-buying contract held by the Texas General Services Commission for State of Texas agencies (the “Contract”). Thomason settled his claims against the Gomez Defendants and Mannington Commercial. The Court granted the Company’s motion for summary judgment and as a result, all of Thomason’s claims against the Company were dismissed. The Texas Court of Appeals, Fourth Court of Appeals District, San Antonio, Texas (the “Appellate Court”) affirmed the lower court ruling on all points, except for a claim of quantum meruit (value of services where no contract exists) related to having C&A products listed on the Contract. That claim was tried before a jury and on February 10, 2006, the jury entered a verdict in favor of the plaintiff in the amount of $1,050,000. Under Texas law, the plaintiff made a claim for attorneys’ fees and prejudgment interest, and on May 19, 2006, the Appellate Court entered judgment on the jury verdict in the amount of $1,053,418, awarding attorneys’ fees in the amount of $351,136 and prejudgment interest in the amount of $605,189. The Company intends to file a motion to overturn the jury verdict and the award of attorneys’ fees and prejudgment interest.

Should the Company’s motion to overturn the jury verdict and award of interest and attorneys’ fees not be granted, the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, and the Company intends to vigorously prosecute an appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest granted by the Appellate Court. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability of approximately $2,010,000 related to this case in its accompanying statements of financial condition.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division (the “Court”) a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface, Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the Court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. To date, no substantive issues have been resolved by the Court. The Company denies liability and intends to vigorously defend this matter.

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

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC.
(Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)