Form 10-Q
period 2006-07-29
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2006-09-12
CIK 1037123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2006

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

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of September 8, 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Collins & Aikman Floorcoverings, Inc., together with its subsidiaries, unless the context implies otherwise (the “Company”), has made in this Form 10-Q and from time to time may make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to investors. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this Quarterly Report on Form 10-Q as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; cycles in the construction and renovation of commercial and institutional buildings; failure to retain senior executives and other qualified personnel; unanticipated termination or interruption of the Company’s arrangement with its primary third-party supplier of nylon yarn; debt service requirements and restrictions under credit agreements and indentures; continued compliance with the covenants under the Company’s Senior Credit Facility; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; and environmental matters. The Company undertakes no obligation to revise these statements following the date of the filing of this Form 10-Q for any reason.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	July 29, 2006	January 28, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$5,012	$5,803
Accounts Receivable, net of allowances of $694 and $579 in fiscal 2006 and 2005, respectively	60,433	46,691
Inventories	46,490	39,993
Deferred Tax Assets	3,953	4,863
Prepaid Expenses and Other	4,226	3,524

Total Current Assets	120,114	100,874
PROPERTY, PLANT AND EQUIPMENT, net	66,638	67,697
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	27,421	28,650
OTHER ASSETS	6,419	6,929

TOTAL ASSETS	$318,970	$302,528

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$21,246	$16,803
Accrued Expenses	30,705	25,148
Current Portion of Long-term Debt	12,837	4,648

Total Current Liabilities	64,788	46,599
OTHER LIABILITIES, including post-retirement benefit obligation	5,570	5,364
DEFERRED TAX LIABILITIES	4,711	4,441
LONG-TERM DEBT, net of current portion	189,966	197,673
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDER’S EQUITY:
Common stock ($0.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2006 and fiscal 2005)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(17,043)	(22,435)
Accumulated other comprehensive income (loss):
Gain on cash flow hedges	21	—
Foreign currency translation adjustment	(482)	(553)
Minimum pension liability adjustment	(1,209)	(1,209)

Total Stockholder’s equity	53,935	48,451

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$318,970	$302,528

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited And In Thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Sales	$108,069	$95,074	$188,792	$163,388

Cost of Goods Sold	69,397	63,692	125,485	113,010
Selling, General & Administrative Expenses	20,884	19,810	41,657	39,944
Amortization	615	614	1,229	1,392

Operating Expenses	90,896	84,116	168,371	154,346

Operating Income	17,173	10,958	20,421	9,042
Minority Interest in Loss of Subsidiary	—	29	—	39
Gain (Loss) on Sale of Fixed Assets	(62)	23	(33)	(94)
Net Interest Expense	5,182	4,917	10,911	9,993

Income (Loss) Before Income Taxes	11,929	6,093	9,477	(1,006)
Income Tax Expense	4,923	1,719	4,085	403

Net Income (Loss)	$7,006	$4,374	$5,392	$(1,409)

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2006

(Unaudited And In Thousands, Except Share Amounts)

	Common Stock (Shares)	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)			Total
				Gain on Cash Flow Hedges	Foreign Currency Translation	Minimum Pension Liability
BALANCE, January 28, 2006	1,000	$72,648	$(22,435)	$—	$(553)	$(1,209)	$48,451
Net income	—	—	5,392	—	—	—	5,392
Change in gain on cash flow hedges, net of tax	—	—	—	21	—	—	21
Change in foreign currency translation adjustment, net of tax	—	—	—	—	71	—	71

Total Comprehensive Income							5,484

BALANCE, July 29, 2006	1,000	$72,648	$(17,043)	$21	$(482)	$(1,209)	$53,935

The accompanying notes are an integral part of this consolidated financial statement.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited And In Thousands)

	Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,392	$(1,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	5,669	5,035
Amortization of intangible assets	1,229	1,392
Amortization and write-off of deferred financing fees	645	835
Change in deferred income tax	1,015	214
Minority interest in loss of subsidiary	—	(39)
Loss on disposal of fixed assets	33	94
Changes in operating assets and liabilities:
Accounts receivable	(13,742)	(11,049)
Inventories	(6,497)	(12,877)
Accounts payable	4,443	6,312
Accrued expenses	5,557	(4,111)
Other, net	(767)	(2,293)

Total adjustments	(2,415)	(16,487)

Net cash provided by (used in) operating activities	2,977	(17,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	32	130
Additions to property, plant, and equipment	(4,271)	(7,241)

Net cash used in investing activities	(4,239)	(7,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	12,752	1,923
Repayments of revolving credit facilities	(12,051)	(585)
Proceeds from issuance of long-term debt	—	601
Repayments of long-term debt	(263)	(260)
Financing costs	—	(97)

Net cash provided by financing activities	438	1,582

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	33	910

NET CHANGE IN CASH AND CASH EQUIVALENTS	(791)	(22,515)

CASH AND CASH EQUIVALENTS, Beginning of Period	5,803	25,726

CASH AND CASH EQUIVALENTS, End of Period	$5,012	$3,211

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) vinyl-backed six-foot roll carpet and modular carpet tile, and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the United Kingdom and China.

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

2. General and Critical Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended January 28, 2006. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal and recurring nature. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

Revenue Recognition. Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $7.6 million and $5.9 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, and $4.4 million and $3.1 million for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. Freight charged to customers is included in net sales. Freight fees included in net sales were $3.2 million and $2.6 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, and $1.6 million and $1.5 million for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively.

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

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

Assets and liabilities of the U.K. and Asian subsidiaries are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholder’s equity. Foreign currency gains (losses) are recognized in the statements of operations.

Net foreign currency gains recognized in the consolidated statements of operations were approximately $0.3 million and $0.1 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. The Company recognized net foreign currency gains of $0.1 million for each of the thirteen-week periods ending July 29, 2006 and July 30, 2005.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Goodwill and other intangible assets with an indefinite useful life are tested for impairment annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. An intangible asset with a finite life is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in SFAS No. 144.

Derivative Financial Instruments. The Company recognizes its derivative instruments in the consolidated balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as either a fair value, cash flow or foreign currency exposure hedge. For a derivative not designated as a hedging instrument, the change in fair value is recognized in earnings during the period of change.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

The Company’s current derivatives are all classified as cash flow hedges. To the extent effective, changes in the fair value of these derivatives are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged item affects earnings.

Gains or losses on the termination of ineffective hedges are reported in current earnings. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, the related derivative is terminated and the gain or loss on termination is recognized in current earnings.

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

3. Inventories

Net inventory balances are summarized below (in thousands):

	July 29, 2006	January 28, 2006
Raw materials	$24,747	$17,427
Work in process	7,407	6,296
Finished goods	14,336	16,270

	$46,490	$39,993

4. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the intangible asset patent that is subject to amortization as of July 29, 2006 and January 28, 2006 are as follows (in thousands):

	July 29, 2006	January 28, 2006
Patent:
Gross Carrying Amount	$27,000	$27,000
Accumulated Amortization	(23,319)	(22,090)

	$3,681	$4,910

The patent is being amortized over an eleven-year period using the straight-line method.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

The Company has an unamortized intangible asset with an indefinite life, other than goodwill. The carrying amount of the trade name was $23.6 million as of July 29, 2006. The Company also has an unamortized intangible asset related to its defined benefit plans in the amount of $0.1 million as of July 29, 2006. During the thirteen and twenty-six week periods ended July 29, 2006, there were no changes to the carrying values of these intangible assets.

Actual and estimated amortization expense is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Aggregate amortization expense	$615	$614	$1,229	$1,392

Estimated annual amortization expense:
Fiscal 2006	2,455
Fiscal 2007	2,455
Fiscal 2008	—
Fiscal 2009	—
Fiscal 2010	—

During the thirteen and twenty-six week periods ended July 29, 2006, there were no changes to the carrying value of goodwill.

5. Derivative Instruments

During the second quarter of 2006, the Company entered into futures contracts to hedge its expected natural gas consumption for certain domestic facilities. The contracts are accounted for as cash flow hedges. During the thirteen weeks ended July 29, 2006, the Company recognized a nominal gain in other comprehensive income. The notional amount of derivatives outstanding was $0.1 million at July 29, 2006.

6. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	July 29, 2006	January 28, 2006
Payroll and employee benefits	$7,112	$6,495
Customer claims	2,947	1,798
Accrued interest	7,842	7,796
Accrued professional fees	5,920	3,323
Other	6,884	5,736

	$30,705	$25,148

7. Stock-Based Compensation

Effective January 29, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the prospective transition method. This method allows the application of the provisions of SFAS No. 123(R) to share-based awards granted subsequent to adoption. For stock-based compensation effected prior to January 28, 2006, the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). There were no grants of stock-based compensation during the twenty-six weeks ended July 29, 2006.

In August 2001, Tandus adopted the 2001 Tandus Group, Inc., Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The 2001 Plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ board of directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair market value of the Company’s common stock at the end of each reporting period. As of July 29, 2006, the Company has not recorded any expense as the Company has not achieved the targets established under the program and all options granted under the 2001 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant of $35.70. During the thirteen-weeks and twenty-six weeks ended July 29, 2006, 870 and 1,041 options were canceled leaving 32,968 options outstanding as of July 29, 2006. At July 29, 2006, no shares were exercisable and the weighted average contractual life of the options outstanding was five years.

8. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Unlike SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of the adoption of FIN 48 on its financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (“SFAS No. 133”) and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. The guidance is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will not have a material effect on the Company’s financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP 123(R)-2 is to be applied upon initial adoption of SFAS No. 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company adopted the provisions of FSP 123(R)-2 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement is a revision to Statement of Financial Accounting Standards No. 123 and supersedes APB No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the initial effective date of SFAS No. 123(R). The Company adopted the provisions of SFAS No. 123(R) effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

9. Employee Benefit Plans

Domestic Defined Benefit Plan. The Company maintains a defined benefit program (“the U.S. Plan”) for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the U.S. Plan beyond minimum funding requirements as is deemed appropriate by management. The U.S. Plan was funded as of January 28, 2006 such that no minimum contribution is required in the 2006 plan year. U.S. Plan assets at July 29, 2006 and January 28, 2006 were invested primarily in equity and fixed income debt securities.

Net periodic pension expense for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Interest cost on projected benefit obligations	$61	$60	$119	$120
Expected return on plan assets	(84)	(83)	(163)	(166)
Recognized net actuarial losses	27	31	54	62
Settlement losses	29	113	87	113

Net periodic pension expense	$33	$121	$97	$129

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

Net periodic pension expense for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost—benefits earned during the period	$250	$262	$573	$525
Interest cost on projected benefit obligations	115	115	263	231
Expected return on plan assets	(139)	(133)	(319)	(267)
Recognized net actuarial losses	11	2	11	2

Net periodic pension expense	$237	$246	$528	$491

Postretirement Benefit Plan. The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the postretirement benefit plan (the “Postretirement Plan”) currently in effect. The Postretirement Plan is unfunded. Effective May 18, 2006, the Postretirement Plan was closed to new participants.

Net periodic post-retirement benefits expense for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost—benefits earned during the period	$49	$42	$93	$91
Interest cost on projected benefit obligations	34	25	66	62
Curtailment gain	—	(77)	—	(77)

Net periodic post-retirement benefits expense	$83	$(10)	$159	$76

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

10. Facility Maximization Project

On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by closing its Santa Ana, California production facility and moving equipment and production to its manufacturing facility in Truro, Nova Scotia (the “Facility Maximization”). The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and was completed during the fourth quarter of fiscal year 2005. The Facility Maximization has increased utilization in the Truro, Nova Scotia facility.

During fiscal 2005, the Company incurred costs associated with the Facility Maximization, which consisted of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. During the thirteen weeks and twenty-six weeks ended July 30, 2005, cost of goods sold included $2.3 million and $5.0 million, respectively, and selling, general and administrative expenses included $0.4 million and $0.8 million, respectively, of these expenses in the accompanying consolidated statements of operations.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.1 million of Crossley’s outstanding sinking fund bonds over the next four years. See Note 11 “Long-Term Debt” contained herein for further discussion.

11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 29, 2006	January 28, 2006
10% Senior Subordinated Notes, due 2006	$250	$250
9.75% Senior Subordinated Notes, due 2010	165,000	165,000
Senior Secured Credit Facility	30,438	30,598
Sinking Fund Bonds	1,130	1,335
Canadian Revolving Line of Credit	4,342	3,642
Other Debt	1,643	1,496

Total Debt	202,803	202,321
Less Current Maturities	12,837	4,648

	$189,966	$197,673

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.1 million of Crossley’s outstanding sinking fund bonds over the next four years. The forgiveness will commence during fiscal 2006, will be over the remaining four-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees during the year, of which requirement the Company is in full compliance as of July 29, 2006. The debt will also be non-interest bearing.

Net interest expense was $5.2 million and $4.9 million for the thirteen week periods ended July 29, 2006 and July 30, 2005, respectively, which included nominal interest income. Net interest expense was $10.9 million and $10.0 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively, which included nominal interest income. Net interest expense for the twenty-six weeks ended July 29, 2006 includes $0.7 million related to a certain litigation verdict. See Note 15 “Commitments and Contingencies” for further discussion.

12. Income Taxes

The Company had income tax expense of $4.9 million and $4.1 million for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively, compared to $1.7 million and $0.4 million for the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

13. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Income (Loss)	$7,006	$4,374	$5,392	$(1,409)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	(94)	911	71	1,412
Gain on cash flow hedges, net of tax	21	—	21	—

Total Comprehensive Income	$6,933	$5,285	$5,484	$3

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

No single customer represented 10% or more of the Floorcoverings segment’s sales for any period presented in the accompanying financial statements. The Extrusion segment’s largest customer accounted for 18.4% and 18.7% of sales and its second largest customer accounted for 17.8% and 17.2% of sales in the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively. This segment’s third largest customer accounted for 10.7% and 10.6% of sales in the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively. No other customers represented 10.0% or more of this segment’s sales.

The tables below provide certain unaudited financial information by segment (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Sales to External Customers:
Floorcoverings	$100,910	$88,244	$174,050	$150,359
Extrusion	7,159	6,830	14,742	13,029

Total Sales to External Customers	$108,069	$95,074	$188,792	$163,388

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Adjusted EBITDA:
Floorcoverings	$18,439	$15,586	$23,057	$18,925
Extrusion	2,279	1,115	4,294	2,370

Total Adjusted EBITDA	$20,718	$16,701	$27,351	$21,295

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

	July 29, 2006	January 28, 2006
Consolidated Assets:
Floorcoverings	$294,526	$276,350
Extrusion	24,444	26,178

Total Consolidated Assets	$318,970	$302,528

A reconciliation of net income (loss) as reported in the consolidated statements of operations to Adjusted EBITDA as shown above is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$7,006	$4,374	$5,392	$(1,409)
Income tax expense	4,923	1,719	4,085	403
Net interest expense	5,182	4,917	10,911	9,993
Depreciation	2,930	2,471	5,669	5,035
Amortization	615	614	1,229	1,392
Minority interest in loss of subsidiary	—	(29)	—	(39)
Facility maximization costs	—	2,658	—	5,826
(Gain) loss on disposal of fixed assets	62	(23)	65	94

Adjusted EBITDA	$20,718	$16,701	$27,351	$21,295

Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments.

15. Commitments and Contingencies

During the second quarter of fiscal 2006, the Company entered into an agreement to fix the price of natural gas. The agreement states that the Company is fixed on set amounts of natural gas from August 2006 to November 2006, ranging from 4,000 to 6,000 MMBtu per month, at a fixed, predetermined rate. See Note 5 “Derivative Instruments” for further discussion.

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

Because the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, the Company filed a Notice of Appeal on August 17, 2006. The Company intends to vigorously prosecute its appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability of approximately $2,010,000 related to this case in its accompanying statements of financial condition.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

17. Condensed Consolidated Financial Statements

The 9.75% Notes of the Company (the “Issuer”) are guaranteed by certain of the Company’s domestic subsidiaries (the “guarantor subsidiaries”). The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility which was amended by the Company on February 20, 2002, May 1, 2004, August 18, 2004 and October 29, 2005. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of July 29, 2006 is $203.2 million. This amount represents the principal amount outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of July 29, 2006 and January 28, 2006, and for each of the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005, is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

July 29, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,032	$1	$—	$3,033	$1,979	$—	$5,012
Accounts receivable, net	200	51,090	—	51,290	9,143	—	60,433
Inventories	27,158	3,308	—	30,466	16,024	—	46,490
Deferred tax assets	2,418	136	—	2,554	1,399	—	3,953
Prepaid expenses and other	3,242	—	—	3,242	984	—	4,226

Total current assets	36,050	54,535	—	90,585	29,529	—	120,114

PROPERTY, PLANT AND EQUIPMENT, net	34,892	11,804	—	46,696	19,942	—	66,638
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	27,295	—	—	27,295	126	—	27,421
INVESTMENT IN SUBSIDIARIES	107,134	—	(46,484)	60,650	—	(60,650)	—
OTHER ASSETS	5,409	93	—	5,502	3,934	(3,017)	6,419

TOTAL ASSETS	$273,166	$72,063	$(46,484)	$298,745	$83,892	$(63,667)	$318,970

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,667	$3,830	$—	$15,497	$5,749	$—	$21,246
Accrued expenses	23,906	2,982	—	26,888	3,817	—	30,705
Current portion of long-term debt	8,040	—	—	8,040	4,797	—	12,837

Total current liabilities	43,613	6,812	—	50,425	14,363	—	64,788

INTERCOMPANY (RECEIVABLE) PAYABLE	(24,540)	17,523	—	(7,017)	6,497	520	—
OTHER LIABILITIES, including post-retirement obligation	5,506	—	—	5,506	64	—	5,570
DEFERRED TAX LIABILITIES	6,484	1,244	—	7,728	—	(3,017)	4,711
LONG-TERM DEBT, net of current portion	187,648	—	—	187,648	2,318	—	189,966

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(17,043)	46,484	(46,484)	(17,043)	(2,242)	2,242	(17,043)
Accumulated other comprehensive income	(1,150)	—	—	(1,150)	(422)	(98)	(1,670)

Total stockholder’s equity	54,455	46,484	(46,484)	54,455	60,650	(61,170)	53,935

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$273,166	$72,063	$(46,484)	$298,745	$83,892	$(63,667)	$318,970

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 29, 2006

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended July 29, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$52,902	$95,509	$(49,047)	$99,364	$23,177	$(14,472)	$108,069

Cost of Goods Sold	45,343	66,611	(49,047)	62,907	20,962	(14,472)	69,397
Selling, General & Administrative Expenses	8,820	8,463	—	17,283	3,601	—	20,884
Amortization	615	—	—	615	—	—	615

Operating Expenses	54,778	75,074	(49,047)	80,805	24,563	(14,472)	90,896

Operating Income (Loss)	(1,876)	20,435	—	18,559	(1,386)	—	17,173

Equity in Earnings of Subsidiaries	9,132	—	(12,299)	(3,167)	—	3,167	—
Loss on Sale of Fixed Assets	3	—	—	3	59	—	62
Net Interest Expense	5,125	—	—	5,125	57	—	5,182

Income (Loss) Before Income Taxes	2,128	20,435	(12,299)	10,264	(1,502)	3,167	11,929

Income Tax Expense (Benefit)	(4,878)	8,136	—	3,258	1,665	—	4,923

Net Income (Loss)	$7,006	$12,299	$(12,299)	$7,006	$(3,167)	$3,167	$7,006

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Twenty-six Weeks Ended July 29, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$89,925	$164,396	$(82,180)	$172,141	$45,489	$(28,838)	$188,792

Cost of Goods Sold	80,158	116,008	(82,180)	113,986	40,337	(28,838)	125,485
Selling, General & Administrative Expenses	17,720	16,932	—	34,652	7,005	—	41,657
Amortization	1,229	—	—	1,229	—	—	1,229

Operating Expenses	99,107	132,940	(82,180)	149,867	47,342	(28,838)	168,371

Operating Income (Loss)	(9,182)	31,456	—	22,274	(1,853)	—	20,421

Equity in Earnings of Subsidiaries	15,219	—	(18,944)	(3,725)	—	3,725	—
Gain (Loss) on Sale of Fixed Assets	26	—	—	26	(59)	—	(33)
Net Interest Expense	10,778	—	—	10,778	133	—	10,911

Income (Loss) Before Income Taxes	(4,715)	31,456	(18,944)	7,797	(2,045)	3,725	9,477
Income Tax Expense (Benefit)	(10,107)	12,512	—	2,405	1,680	—	4,085

Net Income (Loss)	$5,392	$18,944	$(18,944)	$5,392	$(3,725)	$3,725	$5,392

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Twenty-six Weeks Ended July 30, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$74,119	$142,279	$(66,629)	$149,769	$39,431	$(25,812)	$163,388

Cost of Goods Sold	65,243	100,778	(66,629)	99,392	39,430	(25,812)	113,010
Selling, General & Administrative Expenses	15,135	16,789	—	31,924	8,020	—	39,944
Amortization	1,228	164	—	1,392	—	—	1,392

Operating Expenses	81,606	117,731	(66,629)	132,708	47,450	(25,812)	154,346

Operating Income (Loss)	(7,487)	24,548	—	17,061	(8,019)	—	9,042

Minority Interest in Loss of Subsidiary	—	—	—	—	39	—	39
Equity in Earnings of Subsidiaries	7,503	—	—	7,503	—	(7,503)	—
Gain (Loss) on Sale of Fixed Assets	23	—	—	23	(117)	—	(94)
Net Interest Expense	9,898	—	—	9,898	95	—	9,993

Income (Loss) Before Income Taxes	(9,859)	24,548	—	14,689	(8,192)	(7,503)	(1,006)

Income Tax Expense (Benefit)	(8,450)	9,822	—	1,372	(969)	—	403

Net Income (Loss)	$(1,409)	$14,726	$—	$13,317	$(7,223)	$(7,503)	$(1,409)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Twenty-six Weeks Ended July 29, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$4,250	$171	$(1,444)	$2,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	32	—	—	32
Additions to property, plant and equipment	(3,745)	(171)	(355)	(4,271)

Net cash used in investing activities	(3,713)	(171)	(355)	(4,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	11,000	—	1,752	12,752
Repayments of revolving credit facilities	(11,000)	—	(1,051)	(12,051)
Repayments of long-term debt	(160)	—	(103)	(263)

Net cash provided by (used in) financing activities	(160)	—	598	438

Effect of exchange rate changes on cash and cash equivalents	—	—	33	33

NET CHANGE IN CASH AND CASH EQUIVALENTS	377	—	(1,168)	(791)
CASH AND CASH EQUIVALENTS, beginning of period	2,655	1	3,147	5,803

CASH AND CASH EQUIVALENTS, end of period	$3,032	$1	$1,979	$5,012

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Twenty-six Weeks Ended July 30, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(10,119)	$1	$(6,440)	$(16,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distribution from affiliate	—	—	—	—
Additions to property, plant, and equipment	(4,395)	(1)	(2,715)	(7,111)

Net cash used in investing activities	(4,395)	(1)	(2,715)	(7,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	601	601
Repayments of long-term debt	—	—	(260)	(260)
Financing costs	(97)	—	—	(97)

Net cash used in financing activities	(97)	—	341	244

Effect of exchange rate changes on cash and cash equivalents	—	—	910	910

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,611)	—	(7,904)	(22,515)
CASH AND CASH EQUIVALENTS, beginning of period	23,110	—	2,616	25,726

CASH AND CASH EQUIVALENTS, end of period	$8,499	$—	$(5,288)	$3,211

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

Recent Events

On September 1, 2006, the Company announced the resignation of Edgar M. Bridger, Chief Executive Officer, from its Board of Directors effective August 31, 2006. In addition, the Company announced Mr. Bridger’s resignation from the Chief Executive Officer position effective no later than January 27, 2007.

Results of Operations

The following table sets forth certain operating results as a percentage of net sales for the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	64.2%	67.0%	66.5%	69.2%

Gross Profit	35.8%	33.0%	33.5%	30.8%
Selling, General & Administrative Expenses	19.3%	20.8%	22.1%	24.4%
Amortization	0.6%	0.7%	0.6%	0.9%

Operating Income	15.9%	11.5%	10.8%	5.5%

Net Interest Expense	4.8%	5.2%	5.8%	6.1%

Net Income (Loss)	6.5%	4.6%	2.9%	-0.9%

Adjusted EBITDA	19.2%	17.6%	14.5%	13.0%

Thirteen Weeks Ended July 29, 2006 as Compared with the Thirteen Weeks Ended July 30, 2005

Net Sales. Net sales for the thirteen weeks ended July 29, 2006 were $108.1 million, an increase of 13.7% from $95.1 million for the thirteen weeks ended July 30, 2005. Net sales of the Company’s Floorcoverings segment were $101.0 million for the thirteen weeks ended July 29, 2006 as compared to $88.3 million for the thirteen weeks ended July 30, 2005, an increase of $12.7 million or 14.4%, primarily attributable to the North American operations. Within these operations, the Company’s Floorcoverings segment’s net sales experienced a 10.7% increase in broadloom sales combined with an 11.5% increase in sales of structure-backed carpets (six-foot and carpet tile). The current quarter results reflect an increase in both Institutional sales (Healthcare, Education and Government) and Corporate sales, including Retail, of 11.0% and 12.0%, respectively. The overall increase in the Floorcoverings segment sales is primarily volume driven across all of its markets coupled with a slight increase in average selling prices. In addition, in the thirteen weeks ended July 30, 2005, the Floorcoverings segment experienced lower sales in part due to complications related to the Facility Maximization. Net sales of the Extrusion segment were $7.1 million for the thirteen weeks ended July 29, 2006 as compared to $6.8 million for the thirteen weeks ended July 30, 2005, an increase of $0.3 million or 4.4%. The increase in sales for the Extrusion segment was due to overall higher demand from the Extrusion segment’s external customers.

Cost of Goods Sold. Cost of goods sold was $69.4 million, or 64.2% of sales, for the thirteen weeks ended July 29, 2006 as compared to $63.7 million, or 67.0% of sales, for the thirteen weeks ended July 30, 2005. The increase in cost of goods sold was primarily due to increased sales. In addition, the Company experienced increases in the prices of several key raw materials in the current quarter and the second half of fiscal 2005 that have carried over into the first half of fiscal 2006. Included in the 2005 period expenses was $2.3 million of costs related to the Facility Maximization. Excluding these costs, cost of goods sold for the thirteen weeks ended July 30, 2005 was $61.4 million, or 64.6% of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen weeks ended July 29, 2006 were $20.9 million, an increase of 5.6% from $19.8 million for the thirteen weeks ended July 30, 2005. As a percentage of sales, total selling, general and administrative costs were 19.3% and 20.8% for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. During the 2006 period, the Company incurred an increase of approximately $1.9 million in legal and professional expenses (see “Liquidity and Capital Resources” contained herein). This increase was partially offset by lower samples expense of approximately $0.6 million. The Company experienced a foreign currency transaction gain of $0.1 million in each of the thirteen week periods ended July 29, 2006 and July 30, 2005. Included in the 2005 period expense was $0.4 million of costs related to the Facility Maximization.

Amortization. Intangible asset amortization was $0.6 million for each of the thirteen week periods ended July 29, 2006 and July 30, 2005.

Interest Expense. Net interest expense was $5.2 million and $4.9 million for the thirteen week periods ended July 29, 2006 and July 30, 2005, respectively, which included nominal interest income.

Income Taxes. The Company had income tax expense of $4.9 million for the thirteen weeks ended July 29, 2006 compared to $1.7 million for the thirteen weeks ended July 30, 2005.

Net Income. The Company had net income of $7.0 million for thirteen weeks ended July 29, 2006 compared to $4.4 million for the thirteen weeks ended July 30, 2005.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended July 29, 2006 increased to $20.7 million from $16.7 million for the thirteen weeks ended July 30, 2005. As a percentage of sales, Adjusted EBITDA was 19.2% for the second quarter of 2006 compared to 17.6% in the second quarter of 2005. The increase was principally due to higher sales volume in the Floorcoverings segment. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Net Income	$7,006	$4,374
Income Tax Expense	4,923	1,719
Net Interest Expense	5,182	4,917
Depreciation	2,930	2,471
Amortization	615	614
Minority Interest in Loss of Subsidiary	—	(29)
Facility Maximization Costs	—	2,658
(Gain) loss on disposal of fixed assets	62	(23)

Adjusted EBITDA	$20,718	$16,701

Twenty-six Weeks Ended July 29, 2006 as Compared with the Twenty-six Weeks Ended July 30, 2005

Net Sales. Net sales for the twenty-six weeks ended July 29, 2006 were $188.8 million, an increase of 15.5% from $163.4 million for the twenty-six weeks ended July 30, 2005. Net sales of the Company’s Floorcoverings segment were $174.1 million for the twenty-six weeks ended July 29, 2006 as compared to $150.4 million for the twenty-six weeks ended July 30, 2005, an increase of $23.7 million or 15.8%, primarily attributable to the North American operations. Within these operations, the Company’s Floorcoverings segment’s net sales experienced a 12.5% increase in broadloom sales combined with a 14.0% increase in sales of structure-backed carpets (six-foot and carpet tile). The current period results reflect an increase in both Institutional sales (Healthcare, Education and Government) and Corporate sales, including Retail, of 13.4% and 13.8%, respectively. The overall increase in the Floorcoverings segment sales is primarily volume driven across all of its markets coupled with increases in average selling prices. In addition, in the twenty-six weeks ended July 30, 2005, the Floorcoverings segment experienced lower sales in part due to complications related to the Facility Maximization. Net sales of the Extrusion segment were $14.7 million for the twenty-six weeks ended July 29, 2006 as compared to $13.0 million for the twenty-six weeks ended July 30, 2005, an increase of $1.7 million or 13.1%. The increase in sales for the Extrusion segment was due to overall higher demand from the Extrusion segment’s external customers.

Cost of Goods Sold. Cost of goods sold was $125.5 million, or 66.5% of sales, for the twenty-six weeks ended July 29, 2006 as compared to $113.0 million, or 69.2% of sales, for the twenty-six weeks ended July 30, 2005. The increase in cost of goods sold was primarily due to increased sales. In addition, the Company experienced increases in the prices of several key raw materials in the current quarter and in the second half of fiscal 2005 that have carried over into the first half of fiscal 2006. Included in the 2005 period expenses was $5.0 million of costs related to the Facility Maximization. Excluding these costs, cost of goods sold for the twenty-six weeks ended July 30, 2005 was $108.0 million, or 66.1% of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twenty-six weeks ended July 29, 2006 were $41.7 million, an increase of 4.5% from $39.9 million for the twenty-six weeks ended July 30, 2005. As a percentage of sales, total selling, general and administrative costs were 22.1% and 24.4% for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. During the 2006 period, the Company incurred an increase of $3.7 million in legal and professional expenses (see “Liquidity and Capital Resources” contained herein) in addition to increased commissions of $0.5 million and an increase in travel and entertainment expense of $0.3 million. These increases were partially offset by lower salaries, taxes and benefits of $0.3 million, a decrease in company meetings expense of $0.6 million and lower advertising and trade shows expenses of $0.2 million. In addition, the Company experienced an increase in the foreign currency transaction gain of $0.2 million. Included in the 2005 period expense was $0.8 million of costs related to the Facility Maximization.

Amortization. Intangible asset amortization decreased to $1.2 million for the twenty-six weeks ended July 29, 2006 as compared to $1.4 million for the twenty-six weeks ended July 30, 2005. The decrease was due to the Company’s supply agreement becoming fully amortized during the first quarter of fiscal 2005.

Interest Expense. Net interest expense was $10.9 million and $10.0 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively, which included nominal interest income. Net interest expense for the twenty-six weeks ended July 29, 2006 includes $0.7 million related to a certain litigation verdict. See Note 15 “Commitments and Contingencies” contained herein in Item 1 and Part II, Item 1 for further discussion.

Income Taxes. The Company had income tax expense of $4.1 million for the twenty-six weeks ended July 29, 2006 compared to $0.4 million for the twenty-six weeks ended July 30, 2005.

Net Income. The Company had net income of $5.4 million for the twenty-six weeks ended July 29, 2006 compared to a net loss of $1.4 million for the twenty-six weeks ended July 30, 2005.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the twenty-six weeks ended July 29, 2006 increased to $27.4 million from $21.3 million for the twenty-six weeks ended July 30, 2005. As a percentage of sales, Adjusted EBITDA was 14.5% for the 2006 year-to-date period compared to 13.0% in the related 2005 period. The increase was principally due to higher sales volume in the Floorcoverings segment. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005
Net Income (Loss)	$5,392	$(1,409)
Income Tax Expense	4,085	403
Net Interest Expense	10,911	9,993
Depreciation	5,669	5,035
Amortization	1,229	1,392
Minority Interest in Loss of Subsidiary	—	(39)
Facility Maximization Costs	—	5,826
Loss on disposal of fixed assets	65	94

Adjusted EBITDA	$27,351	$21,295

Liquidity and Capital Resources

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities for the twenty-six weeks ended July 29, 2006 was $3.0 million compared to net cash used of $17.9 million for the twenty-six weeks ended July 30, 2005. The change was primarily due to the generation of net income for the period coupled with lower working capital requirements of $13.3 million.

Net cash used in investing activities for the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $4.2 million and $7.1 million, respectively, primarily representing capital expenditures. Included in capital expenditures for the 2005 period is $2.0 million related to the Facility Maximization. Capital expenditures during the remainder of fiscal 2006 are expected to be approximately $3 million to $5 million.

Net cash provided by financing activities for the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $0.4 million and $1.6 million, respectively. The decrease primarily represents lower net borrowings against the Company’s revolving credit facilities during the 2006 period. In addition, the 2005 period cash provision included a $0.6 million issuance of long-term debt. No long-term debt issuances have been made by the Company during the 2006 period.

The Company has significant indebtedness which, as of July 29, 2006, consists of $175.0 million of 9.75% senior subordinated notes due 2010 (the “9.75% Notes”) of which $165.0 million is outstanding, a $109.0 million credit facility which had an outstanding balance of $30.4 million in term loan borrowings (the “Senior Credit Facility”), $1.9 million in purchase money and other indebtedness, and $1.1 million in sinking fund bonds under Crossley. The sinking fund bonds are subject to forgiveness beginning in fiscal 2006 given certain requirements are met. See further discusssion contained herein and Note 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. As of July 29, 2006, the Company’s $50.0 million U.S. revolving line of credit had no outstanding borrowings and $4.0 million of letters of credit outstanding leaving total availability of $46.0 million. Crossley has a $4.4 million revolving line of credit agreement with a Canadian bank which had $4.3 million in borrowings outstanding as of July 29, 2006.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The interest amount due on each date is $8.0 million.

As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Notes. The Company was in compliance with all covenants as of July 29, 2006, and expects to remain in compliance throughout fiscal 2006, although no assurances to that effect can be given.

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

During the second quarter of fiscal 2006, the Company entered into an agreement to fix the price of natural gas. The agreement states that the Company is fixed on set amounts of natural gas from August 2006 to November 2006, ranging from 4,000 to 6,000 MMBtu per month, at a fixed, predetermined rate. See Note 5 “Derivative Instruments” for further discussion.

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

Because the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, the Company filed a Notice of Appeal on August 17, 2006. The Company intends to vigorously prosecute its appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability of approximately $2,010,000 related to this case in its accompanying statements of financial condition.

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

On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by closing its Santa Ana, California production facility and moving equipment and production to its manufacturing facility in Truro, Nova Scotia. The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and was completed during the fourth quarter of fiscal year 2005. The Facility Maximization has increased utilization in the Truro, Nova Scotia facility.

During fiscal 2005, the Company incurred costs associated with the Facility Maximization, which consisted of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. During the thirteen weeks and twenty-six weeks ended July 30, 2005, cost of goods sold included $2.3 million and $5.0 million, respectively, and selling, general and administrative expenses included $0.4 million and $0.8 million, respectively, of these expenses in the accompanying consolidated statements of operations.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.1 million of Crossley’s outstanding sinking fund bonds over the next four years. The forgiveness will commence during fiscal 2006, will be over the remaining four-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees during the year, of which requirement the Company is in full compliance as of July 29, 2006. The debt will also be non-interest bearing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 29, 2006 and January 28, 2006.

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

Impairment of Goodwill and Indefinite Lived Intangible Asset. In addition to the annual impairment tests required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the goodwill and indefinite lived intangible asset associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The impact of inflation on the Company’s operations has not been significant in recent years with the exception of petroleum-based products noted above. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s operating results if the Company is unable to pass through the cost increases to its customers.

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

While Invista is an important vendor, the Company believes that there are adequate alternative sources of supply from which the synthetic fiber requirement could be fulfilled including, but not limited to, nylon yarn produced by Extrusion. In addition to Invista, there are at least three major third party suppliers to the commercial carpet industry from whom the Company acquires yarn.

The other significant raw materials used by the Company in its carpet manufacturing process include coater materials, such as vinyl resins and primary backing.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Unlike SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of the adoption of FIN 48 on its financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of Statement of Financial Accounting Standards Nos. 133 (“SFAS No. 133”) and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are, or contain, a derivative financial instrument. The guidance is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will not have a material effect on the Company’s financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position Financial Accounting Standard 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides an exception to the application of the concept of “mutual understanding” as expressed in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, regarding the determination of whether a grant date or measurement date, as applicable, has occurred. The exception permits companies to measure compensation cost for equity awards to employees on the Board approval date if certain conditions are met, provided that the communication to the employees occurs within a “relatively short period of time” from the approval date. The guidance in FSP 123(R)-2 is to be applied upon initial adoption of SFAS No. 123(R), or to the first reporting period after October 18, 2005, for which financial statements or interim reports have not been issued should an entity have previously adopted the provisions of SFAS No. 123(R). The Company adopted the provisions of FSP 123(R)-2 effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement is a revision to Statement of Financial Accounting Standards No. 123 and supersedes APB No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, due to the Securities and Exchange Commission’s Rule 2005-57, which amended the initial effective date of SFAS No. 123(R). The Company adopted the provisions of SFAS No. 123(R) effective January 29, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There was no material change during the thirteen weeks ended July 29, 2006 in the information provided in response to Part I, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 4. Controls and Procedures

As of July 29, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. The Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company’s internal controls over financial reporting, except as noted below.

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

Because the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, the Company filed a Notice of Appeal on August 17, 2006. The Company intends to vigorously prosecute its appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability of approximately $2,010,000 related to this case in its accompanying statements of financial condition.

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

Item 6. Exhibits

(a) Exhibits

10.1	Employment and Separation Agreement between Tandus Group, Inc., Collins & Aikman Floorcoverings, Inc. and Edgar M. Bridger

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC.
(Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Vice President, Secretary, Treasurer & Chief Financial Officer (duly authorized officer and principal financial and accounting officer)