Form 10-Q
period 2006-10-28
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2006-12-12
CIK 1037123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2006

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

The Registrant had 1,000 shares of Common Stock, par value $.01 per share, issued and outstanding as of December 8, 2006.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	October 28, 2006	January 28, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$12,272	$5,803
Accounts Receivable, net of allowances of $677 and $579 in fiscal 2006 and 2005, respectively	44,233	46,691
Inventories	45,108	39,993
Deferred Tax Assets	3,917	4,863
Prepaid Expenses and Other	3,794	3,524

Total Current Assets	109,324	100,874
PROPERTY, PLANT AND EQUIPMENT, net	65,546	67,697
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	26,808	28,650
OTHER ASSETS	5,912	6,929

TOTAL ASSETS	$305,968	$302,528

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts Payable	$14,719	$16,803
Accrued Expenses	24,322	25,148
Current Portion of Long-term Debt	15,969	4,648

Total Current Liabilities	55,010	46,599
OTHER LIABILITIES, including post-retirement benefit obligation	5,556	5,364
DEFERRED TAX LIABILITIES	6,502	4,441
LONG-TERM DEBT, net of current portion	182,382	197,673
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDER’S EQUITY:
Common stock ($0.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2006 and fiscal 2005)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(14,508)	(22,435)
Accumulated other comprehensive loss:
Loss on cash flow hedges	(11)	—
Foreign currency translation adjustment	(402)	(553)
Minimum pension liability adjustment	(1,209)	(1,209)

Total Stockholder’s equity	56,518	48,451

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$305,968	$302,528

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited And In Thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Sales	$85,623	$81,746	$274,415	$245,134

Cost of Goods Sold	56,676	58,822	182,161	171,832
Selling, General & Administrative Expenses	19,142	20,529	60,799	60,473
Amortization	613	614	1,842	2,006

Operating Expenses	76,431	79,965	244,802	234,311

Operating Income	9,192	1,781	29,613	10,823
Minority Interest in (Income) Loss of Subsidiary	—	(15)	—	24
Net Loss on Sale of Fixed Assets	55	31	88	125
Net Interest Expense	5,002	5,357	15,913	15,350

Income (Loss) Before Income Taxes	4,135	(3,622)	13,612	(4,628)
Income Tax Expense	1,600	198	5,685	601

Net Income (Loss)	$2,535	$(3,820)	$7,927	$(5,229)

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006

(Unaudited And In Thousands, Except Share Amounts)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock (Shares)	Paid-in Capital	Retained Deficit	Loss on Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
BALANCE, January 28, 2006	1,000	$72,648	$(22,435)	$—	$(553)	$(1,209)	$48,451
Net income	—	—	7,927	—	—	—	7,927
Change in loss on cash flow hedges, net of tax	—	—	—	(11)	—	—	(11)
Change in foreign currency translation adjustment, net of tax	—	—	—	—	151	—	151

Total Comprehensive Income							8,067

BALANCE, October 28, 2006	1,000	$72,648	$(14,508)	$(11)	$(402)	$(1,209)	$56,518

The accompanying notes are an integral part of this consolidated financial statement.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited And In Thousands)

	Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,927	$(5,229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	8,453	7,567
Amortization of intangible assets	1,842	2,006
Amortization of deferred financing fees	905	1,259
Change in deferred income tax	3,077	1,487
Minority interest in loss of subsidiary	—	(24)
Loss on disposal of fixed assets	88	125
Changes in operating assets and liabilities:
Accounts receivable	2,458	(1,652)
Inventories	(5,115)	(5,279)
Accounts payable	(2,084)	(835)
Accrued expenses	(826)	(8,800)
Other, net	(67)	(469)

Total adjustments	8,731	(4,615)

Net cash provided by (used in) operating activities	16,658	(9,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	37	172
Additions to property, plant, and equipment	(6,229)	(9,769)

Net cash used in investing activities	(6,192)	(9,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	21,815	18,960
Repayments of revolving credit facilities	(25,457)	(8,888)
Proceeds from issuance of long-term debt	—	749
Repayments of long-term debt	(400)	(260)
Financing costs	—	(97)

Net cash provided by (used in) financing activities	(4,042)	10,464

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	45	(117)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,469	(9,094)

CASH AND CASH EQUIVALENTS, Beginning of Period	5,803	25,726

CASH AND CASH EQUIVALENTS, End of Period	$12,272	$16,632

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) structure-backed six-foot roll carpet and modular carpet tile, and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the United Kingdom and China.

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

Revenue Recognition. Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $13.4 million and $10.6 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, and $5.8 million and $4.7 million for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. Freight charged to customers is included in net sales. Freight fees included in net sales were $4.7 million and $4.1 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, and $1.5 million for each of the thirteen weeks ended October 28, 2006 and October 29, 2005.

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

Net foreign currency gains recognized in the consolidated statements of operations were approximately $0.5 million and $0.1 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. The Company recognized net foreign currency gains of $0.2 million for the thirteen-week period ending October 28, 2006 and there was minimal foreign currency loss for the thirteen-week period ended October 29, 2005.

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

Impairment of Goodwill and Long Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

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

3. Inventories

Net inventory balances are summarized below (in thousands):

	October 28, 2006	January 28, 2006
Raw materials	$21,463	$17,427
Work in process	6,804	6,296
Finished goods	16,841	16,270

	$45,108	$39,993

4. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the intangible asset patent that is subject to amortization as of October 28, 2006 and January 28, 2006 are as follows (in thousands):

	October 28, 2006	January 28, 2006
Patent:
Gross Carrying Amount	$27,000	$27,000
Accumulated Amortization	(23,932)	(22,090)

	$3,068	$4,910

The patent is being amortized over an eleven-year period using the straight-line method.

The Company has an unamortized intangible asset with an indefinite life, other than goodwill. The carrying amount of the trade name was $23.6 million as of October 28, 2006. The Company also has an unamortized intangible asset related to its defined benefit plans in the amount of $0.1 million as of October 28, 2006. During the thirteen and thirty-nine week periods ended October 28, 2006, there were no changes to the carrying values of these intangible assets.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Actual and estimated amortization expense is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Aggregate amortization expense	$613	$614	$1,842	$2,006

Estimated annual amortization expense:
Fiscal 2006	$2,455
Fiscal 2007	2,455
Fiscal 2008	—
Fiscal 2009	—
Fiscal 2010	—

During the thirteen and thirty-nine week periods ended October 28, 2006, there were no changes to the carrying value of goodwill.

5. Derivative Instruments

During the second and third quarters of 2006, the Company entered into futures contracts to hedge its expected natural gas consumption for certain domestic facilities. The contracts are accounted for as cash flow hedges. During the thirteen weeks and thirty-nine weeks ended October 28, 2006, the Company recognized nominal losses in other comprehensive income. The notional amount of derivatives outstanding was $0.1 million at October 28, 2006.

6. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	October 28, 2006	January 28, 2006
Payroll and employee benefits	$8,141	$6,495
Customer claims	2,936	1,798
Accrued interest	3,889	7,796
Accrued professional fees	5,968	3,323
Other	3,388	5,736

	$24,322	$25,148

7. Stock-Based Compensation

Effective January 29, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the prospective transition method. This method allows the application of the provisions of SFAS No. 123(R) to share-based awards granted subsequent to adoption. For stock-based compensation effected prior to January 28, 2006, the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). There were no grants of stock-based compensation during the thirty-nine weeks ended October 28, 2006.

In August 2001, Tandus adopted the 2001 Tandus Group, Inc., Executive and Management Stock Option Plan (the “2001 Plan”) under which 57,061.64 shares of Tandus Group, Inc. common stock were authorized and reserved for use in the 2001 Plan. The 2001 Plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus’ board of directors. The options granted under the 2001 Plan become exercisable over five years and expire ten years from the date of grant. These options vest only upon the achievement of certain earnings targets, as defined. Accelerated vesting could occur due to a change in control. The Company will account for these options as variable options and will record expenses based on increases and decreases in the fair

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

market value of the Company’s common stock at the end of each reporting period. As of October 28, 2006, the Company has not recorded any expense as the Company has not achieved the targets established under the program and all options granted under the 2001 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant of $35.70. During the thirteen-weeks and thirty-nine weeks ended October 28, 2006, 756 and 1,797 options were canceled leaving 32,440 options outstanding as of October 28, 2006. At October 28, 2006, no shares were exercisable and the weighted average contractual life of the options outstanding was 4.75 years.

8. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income. In addition, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. The provisions of SFAS No. 158 are effective for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. The effect of the adoption of SFAS No. 158 on the Company’s financial position is not expected to be material and the adoption will have no effect on the Company’s results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Unlike SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect of the adoption of FIN 48 on its financial position or results of operations.

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

9. Employee Benefit Plans

Domestic Defined Benefit Plan. The Company maintains a defined benefit program (“the U.S. Plan”) for its domestic employees, which was frozen during fiscal 2002. Accordingly, no new benefits are being accrued under the U.S. Plan. Participant accounts are credited with interest at the federally mandated rates. Company contributions are based on computations by independent actuaries, although the Company may decide to make additional contributions to the U.S. Plan beyond minimum funding requirements as is deemed appropriate by management. The U.S. Plan was funded as of January 28, 2006 such that no minimum contribution is required in the 2006 plan year. U.S. Plan assets at October 28, 2006 and January 28, 2006 were invested primarily in equity and fixed income debt securities.

Net periodic pension expense for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Interest cost on projected benefit obligations	$57	$57	$176	$177
Expected return on plan assets	(80)	(77)	(243)	(243)
Recognized net actuarial losses	28	32	82	94
Settlement losses	23	32	110	145

Net periodic pension expense	$28	$44	$125	$173

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

Net periodic pension expense for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost—benefits earned during the period	$318	$262	$891	$787
Interest cost on projected benefit obligations	141	116	404	347
Expected return on plan assets	(173)	(133)	(492)	(400)
Recognized net actuarial losses	9	—	20	2

Net periodic pension expense	$295	$245	$823	$736

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Net periodic post-retirement benefits expense for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005 was comprised of the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost—benefits earned during the period	$39	$39	$132	$130
Interest cost on projected benefit obligations	29	30	95	92
Curtailment gain	—	—	—	(77)

Net periodic post-retirement benefits expense	$68	$69	$227	$145

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

During fiscal 2005, the Company incurred costs associated with the Facility Maximization, which consisted of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. During the thirteen weeks and thirty-nine weeks ended October 29, 2005, cost of goods sold included $0.8 million and $5.8 million, respectively, and selling, general and administrative expenses included $1.1 million and $1.9 million, respectively, of these expenses in the accompanying consolidated statements of operations.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.1 million of Crossley’s outstanding sinking fund bonds over the next four years. See Note 11 “Long-Term Debt” contained herein for further discussion.

11. Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 28, 2006	January 28, 2006
10% Senior Subordinated Notes, due 2006	$250	$250
9.75% Senior Subordinated Notes, due 2010	165,000	165,000
Senior Secured Credit Facility	30,358	30,598
Sinking Fund Bonds	1,141	1,335
Canadian Revolving Line of Credit	—	3,642
Other Debt	1,602	1,496

Total Debt	198,351	202,321
Less Current Maturities	15,969	4,648

	$182,382	$197,673

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of the remaining $1.1 million of Crossley’s outstanding sinking fund bonds over the next four years. The forgiveness will commence during the fourth quarter of fiscal 2006, will be over the remaining four-year term of the current note, and is based upon maintaining a defined level of full-time equivalent employees during the year, of which requirement the Company is in full compliance as of October 28, 2006. The debt is non-interest bearing.

Net interest expense was $5.0 million and $5.4 million for the thirteen week periods ended October 28, 2006 and October 29, 2005, respectively, which included nominal interest income. Net interest expense was $15.9 million and $15.4 million for the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively, which included $0.2 million of interest income in each period. Net interest expense for the thirty-nine weeks ended October 28, 2006 includes $0.7 million related to a certain litigation verdict. See Note 15 “Commitments and Contingencies” for further discussion.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

12. Income Taxes

The Company had income tax expense of $1.6 million and $5.7 million for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively, compared to $0.2 million and $0.6 million for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively.

13. Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Income (Loss)	$2,535	$(3,820)	$7,927	$(5,229)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments, net of tax	80	(333)	151	1,079
Loss on cash flow hedges, net of tax	32	—	11	—

Total Comprehensive Income (Loss)	$2,583	$(4,153)	$8,067	$(4,150)

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

No single customer represented 10% or more of the Floorcoverings segment’s sales for any period presented in the accompanying financial statements. The Extrusion segment’s largest customer accounted for 14.7% and 17.6% of sales and its second largest customer accounted for 18.0% and 17.4% of sales in the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively. This segment’s third largest customer accounted for 11.8% and 9.4% of sales in the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively. No other customers represented 10.0% or more of this segment’s sales.

The tables below provide certain unaudited financial information by segment (in thousands):

	October 28, 2006	January 28, 2006
Consolidated Assets:
Floorcoverings	$282,958	$276,350
Extrusion	23,010	26,178

Total Consolidated Assets	$305,968	$302,528

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Sales to External Customers:
Floorcoverings	$80,207	$75,319	$254,257	$225,678
Extrusion	5,416	6,427	20,158	19,456

Total Sales to External Customers	$85,623	$81,746	$274,415	$245,134

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Adjusted EBITDA:
Floorcoverings	$11,220	$5,681	$34,277	$24,606
Extrusion	1,370	1,111	5,664	3,481

Total Adjusted EBITDA	$12,590	$6,792	$39,941	$28,087

A reconciliation of net income (loss) as reported in the consolidated statements of operations to Adjusted EBITDA as shown above is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$2,535	$(3,820)	$7,927	$(5,229)
Income tax expense	1,600	198	5,685	601
Net interest expense	5,002	5,357	15,913	15,350
Depreciation	2,784	2,532	8,453	7,567
Amortization	613	614	1,842	2,006
Minority interest in income (loss) of subsidiary	—	15	—	(24)
Facility maximization costs	—	1,865	—	7,691
Loss on disposal of fixed assets	56	31	121	125

Adjusted EBITDA	$12,590	$6,792	$39,941	$28,087

Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments.

15. Commitments and Contingencies

During the second and third quarters of fiscal 2006, the Company entered into agreements to fix the price of natural gas. The agreements state that the Company is fixed on set amounts of natural gas from August 2006 to December 2006, ranging from 4,000 to 7,000 MMBtu per month, at a fixed, predetermined rate. See Note 5 “Derivative Instruments” for further discussion.

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

17. Subsequent Events

Effective November 30, 2006, the “Executive Employment Period” (as defined in the Employment and Separation Agreement dated August 31, 2006 between the Company, its parent, Tandus Group, Inc., and Edgar M. Bridger (the “Agreement”)) of the “Employment Period” (as defined in the Agreement) ceased.

On December 4, 2006, the Company and its parent, Tandus Group, Inc., announced its intent to exit manufacturing in the United Kingdom. The Company is currently attempting to sell the manufacturing facility. If the Company is unable to sell the facility, it will likely cease production near the end of January 2007. The Company intends to maintain a sales presence in the United Kingdom, but has determined that supplying the European market from production in its United States or Asian manufacturing facilities provides greater economic feasibility. Due to the uncertainty associated with the potential sale of the facility, the Company is unable at this time to make a determination as to any estimated costs expected to be incurred in connection with the closure.

18. Condensed Consolidated Financial Statements

The 9.75% Notes of the Company (the “Issuer”) are guaranteed by certain of the Company’s domestic subsidiaries (the “guarantor subsidiaries”). The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility which was amended by the Company on February 20, 2002, May 1, 2004, August 18, 2004 and October 29, 2005. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of October 28, 2006 is $198.7 million. This amount represents the principal amount

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

outstanding of the Company’s Senior Credit Facility, the 9.75% Notes and accrued interest on both obligations. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of October 28, 2006 and January 28, 2006, and for each of the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005, is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

October 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,210	$1	$—	$9,211	$3,061	$—	$12,272
Accounts receivable, net	96	33,089	—	33,185	11,048	—	44,233
Inventories	25,048	3,632	—	28,680	16,428	—	45,108
Deferred tax assets	2,871	23	—	2,894	1,023	—	3,917
Prepaid expenses and other	3,087	—	—	3,087	707	—	3,794

Total current assets	40,312	36,745	—	77,057	32,267	—	109,324
PROPERTY, PLANT AND EQUIPMENT, net	34,613	11,320	—	45,933	19,613	—	65,546
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	26,682	—	—	26,682	126	—	26,808
INVESTMENT IN SUBSIDIARIES	110,585	—	(49,503)	61,082	—	(61,082)	—
OTHER ASSETS	5,136	93	—	5,229	3,700	(3,017)	5,912

TOTAL ASSETS	$279,714	$53,789	$(49,503)	$284,000	$86,067	$(64,099)	$305,968

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,658	$1,693	$—	$8,351	$6,368	$—	$14,719
Accrued expenses	17,200	3,410	—	20,610	3,712	—	24,322
Current portion of long-term debt	15,509	—	—	15,509	460	—	15,969

Total current liabilities	39,367	5,103	—	44,470	10,540	—	55,010

INTERCOMPANY (RECEIVABLE) PAYABLE	(10,454)	(2,085)	—	(12,539)	12,099	440	—
OTHER LIABILITIES, including post-retirement obligation	5,493	—	—	5,493	63	—	5,556
DEFERRED TAX LIABILITIES	8,251	1,268	—	9,519	—	(3,017)	6,502
LONG-TERM DEBT, net of current portion	180,099	—	—	180,099	2,283	—	182,382

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(14,508)	49,503	(49,503)	(14,508)	(1,888)	1,888	(14,508)
Accumulated other comprehensive income	(1,182)	—	—	(1,182)	(344)	(96)	(1,622)

Total stockholder’s equity	56,958	49,503	(49,503)	56,958	61,082	(61,522)	56,518

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$279,714	$53,789	$(49,503)	$284,000	$86,067	$(64,099)	$305,968

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended October 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$46,325	$67,375	$(37,087)	$76,613	$24,879	$(15,869)	$85,623

Cost of Goods Sold	34,665	54,219	(37,087)	51,797	20,748	(15,869)	56,676
Selling, General & Administrative Expenses	7,502	8,174	—	15,676	3,466	—	19,142
Amortization	613	—	—	613	—	—	613

Operating Expenses	42,780	62,393	(37,087)	68,086	24,214	(15,869)	76,431

Operating Income	3,545	4,982	—	8,527	665	—	9,192
Equity in Earnings of Subsidiaries	3,373	—	(3,019)	354	—	(354)	—
Gain (Loss) on Sale of Fixed Assets	1	—	—	1	(56)	—	(55)
Net Interest Expense	4,933	—	—	4,933	69	—	5,002

Income (Loss) Before Income Taxes	1,986	4,982	(3,019)	3,949	540	(354)	4,135
Income Tax Expense (Benefit)	(549)	1,963	—	1,414	186	—	1,600

Net Income (Loss)	$2,535	$3,019	$(3,019)	$2,535	$354	$(354)	$2,535

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirteen Weeks Ended October 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$37,960	$66,579	$(30,455)	$74,084	$21,873	$(14,211)	$81,746

Cost of Goods Sold	35,339	47,626	(30,455)	52,510	20,523	(14,211)	58,822
Selling, General & Administrative Expenses	7,387	7,729	—	15,116	5,413	—	20,529
Amortization	614	—	—	614	—	—	614

Operating Expenses	43,340	55,355	(30,455)	68,240	25,936	(14,211)	79,965

Operating Income (Loss)	(5,380)	11,224	—	5,844	(4,063)	—	1,781
Minority Interest in Income of Subsidiary	—	—	—	—	(15)	—	(15)
Equity in Earnings of Subsidiaries	3,101	—	—	3,101	—	(3,101)	—
Loss on Sale of Fixed Assets	26	—	—	26	5	—	31
Net Interest Expense	5,316	—	—	5,316	41	—	5,357

Income (Loss) Before Income Taxes	(7,621)	11,224	—	3,603	(4,124)	(3,101)	(3,622)
Income Tax Expense (Benefit)	(3,366)	4,456	—	1,090	(892)	—	198

Net Income (Loss)	$(4,255)	$6,768	$—	$2,513	$(3,232)	$(3,101)	$(3,820)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirty-nine Weeks Ended October 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$136,250	$231,771	$(119,267)	$248,754	$70,368	$(44,707)	$274,415

Cost of Goods Sold	114,823	170,227	(119,267)	165,783	61,085	(44,707)	182,161
Selling, General & Administrative Expenses	25,222	25,106	—	50,328	10,471	—	60,799
Amortization	1,842	—	—	1,842	—	—	1,842

Operating Expenses	141,887	195,333	(119,267)	217,953	71,556	(44,707)	244,802

Operating Income (Loss)	(5,637)	36,438	—	30,801	(1,188)	—	29,613
Equity in Earnings of Subsidiaries	18,592	—	(21,963)	(3,371)	—	3,371	—
Gain (Loss) on Sale of Fixed Assets	27	—	—	27	(115)	—	(88)
Net Interest Expense	15,711	—	—	15,711	202	—	15,913

Income (Loss) Before Income Taxes	(2,729)	36,438	(21,963)	11,746	(1,505)	3,371	13,612
Income Tax Expense (Benefit)	(10,656)	14,475	—	3,819	1,866	—	5,685

Net Income (Loss)	$7,927	$21,963	$(21,963)	$7,927	$(3,371)	$3,371	$7,927

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Thirty-nine Weeks Ended October 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$112,079	$208,858	$(97,084)	$223,853	$61,304	$(40,023)	$245,134

Cost of Goods Sold	100,582	148,404	(97,084)	151,902	59,953	(40,023)	171,832
Selling, General & Administrative Expenses	22,522	24,518	—	47,040	13,433	—	60,473
Amortization	1,842	164	—	2,006	—	—	2,006

Operating Expenses	124,946	173,086	(97,084)	200,948	73,386	(40,023)	234,311

Operating Income (Loss)	(12,867)	35,772	—	22,905	(12,082)	—	10,823

Minority Interest in Loss of Subsidiary	—	—	—	—	24	—	24
Equity in Earnings of Subsidiaries	10,604	—	—	10,604	—	(10,604)	—
Loss on Sale of Fixed Assets	3	—	—	3	122	—	125
Net Interest Expense	15,214	—	—	15,214	136	—	15,350

Income (Loss) Before Income Taxes	(17,480)	35,772	—	18,292	(12,316)	(10,604)	(4,628)

Income Tax Expense (Benefit)	(11,816)	14,278	—	2,462	(1,861)	—	601

Net Income (Loss)	$(5,664)	$21,494	$—	$15,830	$(10,455)	$(10,604)	$(5,229)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirty-nine Weeks Ended October 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$11,946	$213	$4,499	$16,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	36	—	1	37
Additions to property, plant and equipment	(5,186)	(213)	(830)	(6,229)

Net cash used in investing activities	(5,150)	(213)	(829)	(6,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	20,000	—	1,815	21,815
Repayments of revolving credit facilities	(20,000)	—	(5,457)	(25,457)
Repayments of long-term debt	(241)	—	(159)	(400)

Net cash used in financing activities	(241)	—	(3,801)	(4,042)

Effect of exchange rate changes on cash and cash equivalents	—	—	45	45

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,555	—	(86)	6,469
CASH AND CASH EQUIVALENTS, beginning of period	2,655	1	3,147	5,803

CASH AND CASH EQUIVALENTS, end of period	$9,210	$1	$3,061	$12,272

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS – (continued)

(Unaudited)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Thirty-nine Weeks Ended October 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(9,374)	$80	$(550)	$(9,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,734)	(79)	(3,784)	(9,597)

Net cash used in investing activities	(5,734)	(79)	(3,784)	(9,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,000	—	3,960	18,960
Repayments of revolving credit facilities	(8,000)	—	(888)	(8,888)
Proceeds from long-term debt	—	—	749	749
Repayments of long-term debt	(241)	—	(19)	(260)
Financing costs	(97)	—	—	(97)

Net cash provided by financing activities	6,662	—	3,802	10,464

Effect of exchange rate changes on cash and cash equivalents	—	—	(117)	(117)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,446)	1	(649)	(9,094)
CASH AND CASH EQUIVALENTS, beginning of period	23,110	—	2,616	25,726

CASH AND CASH EQUIVALENTS, end of period	$14,664	$1	$1,967	$16,632

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

Overview

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) structure-backed six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada, the United Kingdom and China.

The Company is a wholly-owned subsidiary of Tandus Group. As a result of a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree and BACI, specifically the Oaktree Fund and the B of A Fund, respectively, control a majority of the outstanding capital stock of Tandus Group.

Recent Events

On December 1, 2006, the Company announced the resignation of Edgar M. Bridger, Chief Executive Officer, effective November 30, 2006. The Company is currently participating in an employment search to identify a new chief executive officer. The principal executive officers of the Company are Ralph H. Grogan, who serves as its principal operations officer, and Leonard F. Ferro, who serves as the principal financial officer.

Results of Operations

The following table sets forth certain operating results as a percentage of net sales for the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	66.2%	72.0%	66.4%	70.1%

Gross Profit	33.8%	28.0%	33.6%	29.9%
Selling, General & Administrative Expenses	22.4%	25.1%	22.1%	24.7%
Amortization	0.7%	0.7%	0.7%	0.8%

Operating Income	10.7%	2.2%	10.8%	4.4%

Net Interest Expense	5.8%	6.6%	5.8%	6.3%

Net Income (Loss)	3.0%	-4.7%	2.9%	-2.1%

Adjusted EBITDA	14.7%	8.3%	14.6%	11.5%

Thirteen Weeks Ended October 28, 2006 as Compared with the Thirteen Weeks Ended October 29, 2005

Net Sales. Net sales for the thirteen weeks ended October 28, 2006 were $85.6 million, an increase of 4.8% from $81.7 million for the thirteen weeks ended October 29, 2005. Net sales of the Company’s Floorcoverings segment were $80.2 million for the thirteen weeks ended October 28, 2006 as compared to $75.3 million for the thirteen weeks ended October 29, 2005, an increase of $4.9 million or 6.5%, primarily attributable to the North American operations. Within these operations, the Company’s Floorcoverings segment’s net sales experienced a 3.1% increase in broadloom sales combined with a 5.5% increase in sales of structure-backed carpets (six-foot and carpet tile). The current quarter results reflect an increase in both Institutional sales (Healthcare, Education and Government) and Corporate sales, including Retail, of 1.2% and 11.2%, respectively. The overall increase in the Floorcoverings segment sales is primarily volume driven across all of its markets coupled with an increase in average selling prices. In addition, in the thirteen weeks ended October 29, 2005, the Floorcoverings segment experienced lower sales in part due to complications related to the Facility Maximization. Net sales of the Extrusion segment were $5.4 million for the thirteen weeks ended October 28, 2006 as compared to $6.4 million for the thirteen weeks ended October 29, 2005, a decrease of $1.0 million or 15.6%. The decrease in sales for the Extrusion segment was due to lower sales volume.

Cost of Goods Sold. Cost of goods sold was $56.7 million, or 66.2% of sales, for the thirteen weeks ended October 28, 2006 as compared to $58.8 million, or 72.0% of sales, for the thirteen weeks ended October 28, 2005. The decrease in cost of goods sold was primarily due to product mix and manufacturing efficiencies inclusive of the benefits of the completion of the Facility Maximization. Partially offsetting these cost improvements, the Company has experienced increases in the prices of certain raw materials in the current year quarter as compared to the prior year quarter. Included in the 2005 period expenses was $0.8 million of costs related to the Facility Maximization. Excluding these costs, cost of goods sold for the thirteen weeks ended October 29, 2005 was $58.0 million, or 71.0% of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirteen weeks ended October 28, 2006 were $19.1 million, a decrease of 6.8% from $20.5 million for the thirteen weeks ended October 29, 2005. As a percentage of sales, total selling, general and administrative costs were 22.4% and 25.1% for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. During the 2006 period, salaries, taxes and benefits decreased approximately $0.5 million, offset by an increase of approximately $0.4 million in legal and professional expenses (see “Liquidity and Capital Resources” contained herein), higher samples expense of approximately $0.2 million, increased commissions expense of $0.2 million and higher travel and entertainment expenses of $0.4 million. The Company experienced a foreign currency transaction gain of $0.2 million in the thirteen-week period ended October 28, 2006, as compared to a loss of $0.1 million in the thirteen-week period ended October 29, 2005. Included in the 2005 period expense was $1.1 million of costs related to the Facility Maximization.

Amortization. Intangible asset amortization was $0.6 million for each of the thirteen week periods ended October 28, 2006 and October 29, 2005.

Interest Expense. Net interest expense was $5.0 million and $5.4 million for the thirteen week periods ended October 28, 2006 and October 29, 2005, respectively, which included nominal interest income.

Income Taxes. The Company had income tax expense of $1.6 million for the thirteen weeks ended October 28, 2006 compared to $0.2 million for the thirteen weeks ended October 29, 2005.

Net Income. The Company had net income of $2.5 million for thirteen weeks ended October 28, 2006 compared to a net loss of $3.8 million for the thirteen weeks ended October 29, 2005.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirteen weeks ended October 28, 2006 increased to $12.6 million from $6.8 million for the thirteen weeks ended October 29, 2005. As a percentage of sales, Adjusted EBITDA was 14.7% for the third quarter of 2006 compared to 8.3% in the third quarter of 2005. The increase was principally due to higher sales volume in the Floorcoverings segment, coupled with the achievement of certain cost containment initiatives. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Net Income (Loss)	$2,535	$(3,820)
Income Tax Expense	1,600	198
Net Interest Expense	5,002	5,357
Depreciation	2,784	2,532
Amortization	613	614
Minority Interest in Income of Subsidiary	—	15
Facility Maximization Costs	—	1,865
Loss on Disposal of Fixed Assets	56	31

Adjusted EBITDA	$12,590	$6,792

Thirty-nine Weeks Ended October 28, 2006 as Compared with the Thirty-nine Weeks Ended October 29, 2005

Net Sales. Net sales for the thirty-nine weeks ended October 28, 2006 were $274.4 million, an increase of 12.0% from $245.1 million for the thirty-nine weeks ended October 29, 2005. Net sales of the Company’s Floorcoverings segment were $254.3 million for the thirty-nine weeks ended October 28, 2006 as compared to $225.7 million for the thirty-nine weeks ended October 29, 2005, an increase of $28.6 million or 12.7%, primarily attributable to the North American operations. Within these operations, the Company’s Floorcoverings segment’s net sales experienced a 1.3% increase in broadloom sales combined with a 17.8% increase in sales of structure-backed carpets (six-foot and carpet tile). The current period results reflect an increase in both Institutional sales (Healthcare, Education and Government) and Corporate sales, including Retail, of 9.9% and 12.8%, respectively. The overall increase in the Floorcoverings segment sales is primarily volume driven across all of its markets coupled with increases in average selling prices. In addition, in the thirty-nine weeks ended October 29, 2005, the Floorcoverings segment experienced lower sales in part due to complications related to the Facility Maximization. Net sales of the Extrusion segment were $20.2 million for the thirty-nine weeks ended October 28, 2006 as compared to $19.4 million for the thirty-nine weeks ended October 29, 2005, an increase of $0.8 million or 4.1%. The increase in sales for the Extrusion segment was due to overall higher demand.

Cost of Goods Sold. Cost of goods sold was $182.2 million, or 66.4% of sales, for the thirty-nine weeks ended October 28, 2006 as compared to $171.8 million, or 70.1% of sales, for the thirty-nine weeks ended October 29, 2005. The increase in cost of goods sold was primarily due to increased sales. In addition, the Company has experienced increases in the prices of several key raw materials commencing in the second half of fiscal 2005 through the first half of fiscal 2006. Included in the 2005 period expenses was $5.8 million of costs related to the Facility Maximization. Excluding these costs, cost of goods sold for the thirty-nine weeks ended October 29, 2005 was $166.0 million, or 67.7% of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirty-nine weeks ended October 28, 2006 were $60.8 million, an increase of 0.5% from $60.5 million for the thirty-nine weeks ended October 29, 2005. As a percentage of sales, total selling, general and administrative costs were 22.1% and 24.7% for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. During the 2006 period, the Company incurred an increase of $4.2 million in legal and professional expenses (see “Liquidity and Capital Resources” contained herein) in addition to increased commissions of $1.5 million and an increase in travel and entertainment expense of $0.7 million. These increases were partially offset by lower salaries, taxes and benefits of $1.6 million, a decrease in company meetings expense of $0.7 million and lower advertising and trade shows expenses of $0.3 million. In addition, the Company experienced an increase in the foreign currency transaction gain of $0.5 million. Included in the 2005 period expense was $1.9 million of costs related to the Facility Maximization.

Amortization. Intangible asset amortization decreased to $1.8 million for the thirty-nine weeks ended October 28, 2006 as compared to $2.0 million for the thirty-nine weeks ended October 29, 2005. The decrease was due to the Company’s supply agreement becoming fully amortized during the first quarter of fiscal 2005.

Interest Expense. Net interest expense was $15.9 million and $15.4 million for the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively, which included $0.2 million of interest income in each period. Net interest expense for the thirty-nine weeks ended October 28, 2006 includes $0.7 million related to a certain litigation verdict. See Note 15 “Commitments and Contingencies” contained herein in Item 1 and Part II, Item 1 for further discussion.

Income Taxes. The Company had income tax expense of $5.7 million for the thirty-nine weeks ended October 28, 2006 compared to $0.6 million for the thirty-nine weeks ended October 29, 2005.

Net Income. The Company had net income of $7.9 million for the thirty-nine weeks ended October 28, 2006 compared to a net loss of $5.2 million for the thirty-nine weeks ended October 29, 2005.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash charges or expenses (other than the write-down of current assets), costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, plus Chroma cash dividends and minority interest in income (loss) of subsidiary less equity in earnings of Chroma. Adjusted EBITDA for the thirty-nine weeks ended October 28, 2006 increased to $39.9 million from $28.1 million for the thirty-nine weeks ended October 29, 2005. As a percentage of sales, Adjusted EBITDA was 14.6% for the 2006 year-to-date period compared to 11.5% in the related 2005 period. The increase was principally due to higher sales volume in the Floorcoverings segment. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. Consolidated EBITDA as defined under the Company’s Senior Credit Facility provides for additional adjustments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005
Net Income (Loss)	$7,927	$(5,229)
Income Tax Expense	5,685	601
Net Interest Expense	15,913	15,350
Depreciation	8,453	7,567
Amortization	1,842	2,006
Minority Interest in Loss of Subsidiary	—	(24)
Facility Maximization Costs	—	7,691
Loss on Disposal of Fixed Assets	121	125

Adjusted EBITDA	$39,941	$28,087

Liquidity and Capital Resources

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities for the thirty-nine weeks ended October 28, 2006 was $16.7 million compared to net cash used of $9.8 million for the thirty-nine weeks ended October 29, 2005. The change was primarily due to the generation of net income for the period coupled with lower working capital requirements of $11.4 million.

Net cash used in investing activities for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $6.2 million and $9.6 million, respectively, primarily representing capital expenditures. Included in capital expenditures for the 2005 period is $2.1 million related to the Facility Maximization. Capital expenditures during the remainder of fiscal 2006 are expected to be approximately $1 million to $3 million.

Net cash used in financing activities for the thirty-nine weeks ended October 28, 2006 was $4.0 million as compared to net cash provided by financing activities of $10.5 million for the thirty-nine weeks ended October 29, 2005. During the 2006 period, the Company repaid its revolving credit facilities in full. The cash inflow in the 2005 period was the result of net proceeds of $10.0 million from the Company’s Canadian revolving credit facility and a $0.7 million issuance of long-term debt. No long-term debt issuances have been made by the Company during the 2006 period.

The Company has significant indebtedness which, as of October 28, 2006, consists of $175.0 million of 9.75% senior subordinated notes due 2010 (the “9.75% Notes”) of which $165.0 million is outstanding, a $109.0 million credit facility which had an outstanding balance of $30.4 million in term loan borrowings (the “Senior Credit Facility”), $1.9 million in purchase money and other indebtedness, and $1.1 million in sinking fund bonds under Crossley. The sinking fund bonds are subject to forgiveness beginning in the fourth quarter of fiscal 2006 given certain requirements are met. See Note 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 1. As of October 28, 2006, the Company’s $50.0 million U.S. revolving line of credit had no outstanding borrowings and $4.1 million of letters of credit outstanding leaving total availability of $45.9 million. Crossley has a $4.5 million revolving line of credit agreement with a Canadian bank, which had no outstanding borrowings as of October 28, 2006.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The interest amount due on each date is $8.0 million.

As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Senior Credit Facility, the Company will also be subject to the provisions of a cross-default for the 9.75% Notes. The Company was in compliance with all covenants as of October 28, 2006, and expects to remain in compliance throughout fiscal 2006, although no assurances to that effect can be given.

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

Management believes that cash generated by its operations and availability under its $50.0 million revolving credit line will be sufficient to fund the Company’s current commitments and planned requirements. The Company’s current revolving credit facility is set to expire in January 2007. As part of the senior credit facility refinancing, the Company has chosen a lender and is in process of completing the lender requests and documents. Closing on the new credit facility is expected during the fourth quarter of fiscal 2006.

During the second and third quarters of fiscal 2006, the Company entered into agreements to fix the price of natural gas. The agreements state that the Company is fixed on set amounts of natural gas from August 2006 to December 2006, ranging from 4,000 to 7,000 MMBtu per month, at a fixed, predetermined rate. See Note 5 “Derivative Instruments” for further discussion.

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

On December 4, 2006, the Company and its parent, Tandus Group, Inc., announced its intent to exit manufacturing in the United Kingdom. The Company is currently attempting to sell the manufacturing facility. If the Company is unable to sell the facility, it will likely cease production near the end of January 2007. The Company intends to maintain a sales presence in the United Kingdom, but has determined that supplying the European market from production in its United States or Asian manufacturing facilities provides greater economic feasibility. Due to the uncertainty associated with the potential sale of the facility, the Company is unable at this time to make a determination as to any estimated costs expected to be incurred in connection with the closure.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 28, 2006 and January 28, 2006.

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

Impairment of Goodwill and Long Lived Assets. In addition to the annual impairment tests required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company may periodically evaluate the carrying value of its goodwill and indefinite lived intangible asset for potential impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that the goodwill and indefinite lived intangible asset associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The other significant raw materials used by the Company in its carpet manufacturing process include coater materials, such as resins and primary backing.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income. In addition, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. The provisions of SFAS No. 158 are effective for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. The effect of the adoption of SFAS No. 158 on the Company’s financial position is not expected to be material and the adoption will have no effect on the Company’s results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There was no material change during the thirteen weeks ended October 28, 2006 in the information provided in response to Part I, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 4. Controls and Procedures

As of October 28, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officers, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s principal executive officers concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The principal executive officers also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. The Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company’s internal controls over financial reporting, except as noted below.

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

During the first quarter of fiscal 2006, the Company addressed the material weakness in the area of income tax accounting as it pertains to the Company’s disclosure controls and procedures and internal controls. The Company has retained the services of certain outside providers to assist in the preparation, documentation and review of the Company’s income tax provision and related taxation disclosures.

The Company’s management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the principal executive officers, does not expect that the disclosure procedures and controls or internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.

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

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2006.

COLLINS & AIKMAN FLOORCOVERINGS, INC.
(Registrant)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Vice President, Secretary, Treasurer &
Chief Financial Officer
(duly authorized officer and principal
financial and accounting officer)