Form 10-K
period 2007-01-27
COLLINS & AIKMAN FLOOR COVERINGS INC
filed 2007-04-30
CIK 1037123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 27, 2007

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

As of April 9, 2007, 1,000 shares of the Registrant’s common stock, par value $.01 per share, were outstanding and held entirely by Tandus Group, Inc. None of the Registrant’s common stock was held by non-affiliates.

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

General

Collins & Aikman Floorcoverings, Inc., a Delaware Corporation formed in 1995, is a manufacturer of floorcovering products principally for the North American specified commercial carpet market. It is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). Subsequent to a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree Capital Management, LLC (“Oaktree”) and Banc of America Capital Investors (“BACI”), specifically OCM Principal Opportunities Fund II, L.P. (the “Oaktree Fund”) and BancAmerica Capital Investors II, L.P. (the “B of A Fund”), respectively, control a majority of the outstanding capital stock of Tandus Group.

The fiscal year of the Company ends on the last Saturday of January. Fiscal years are identified according to the calendar year in which the majority of the months fall. Fiscal years 2006, 2005 and 2004 were 52-week years which ended on January 27, 2007, January 28, 2006 and January 29, 2005, respectively.

The Company’s floorcovering products include (i) six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada and China.

The Company’s C&A brand products, six-foot roll carpet and modular carpet tile, are highly regarded as a result of their long-term performance, comfort under foot, installation ease, long useful life and advanced backing technology, which includes our RS “peel & stick” adhesive system for structure-backed product installation, and our ER3 carpet recycling technology.

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

During the fourth quarter of fiscal 2006, the Company announced its intent to exit manufacturing in the United Kingdom. The Company subsequently entered into a definitive agreement to sell its wholly-owned United Kingdom subsidiary, Tandus Europe Ltd., to Interior Projects Solutions Limited. The transaction closed during the first quarter of fiscal 2007. The subsidiary is accounted for as an asset held for sale at January 27, 2007 and is reported as discontinued operations in the consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” contained herein in Items 7 and 8 for further discussion relative to discontinued operations.

Products

The Company designs, manufactures and markets a comprehensive package of complementary products under the C&A, Monterey and Crossley brands, including six-foot roll carpet, modular carpet tile and woven and tufted broadloom carpets. With a portfolio of products available in a wide variety of colors, textures, pile heights, densities and prices, the Company is able to market itself as a one-stop solution for specified commercial carpet. The Company believes that each of its products offers distinctive characteristics for use and application. The Company believes its ability to offer a complete package of product offerings is an advantage since each product provides distinct features and benefits to each application.

Six-Foot Roll Carpet. The Company’s C&A brand holds a leading market position in structure-backed, six-foot roll carpet. Six-foot roll carpet provides performance advantages over twelve-foot broadloom carpet and hard surface flooring and is used primarily in applications that require (i) long-term appearance retention, (ii) ease of maintenance and (iii) comfort under foot. The Company’s six-foot roll carpet utilizes the Powerbond and ethos backing technologies and the patented RS “peel and stick” installation system.

Modular Carpet Tile. The Company believes it was the first manufacturer in North America to introduce modular carpet tile technology and is among the leading brands within the domestic modular carpet tile market. The Company’s modular carpet tile products are offered in a variety of sizes to accommodate a range of domestic and international requirements. The Company’s C&A brand carpet tile is being made with ER3, a patented recycled content backing.

Broadloom Carpet. The Monterey and Crossley brands are recognized design leaders in the high-style, fashion-oriented sector of the commercial broadloom carpet market. Sold in twelve-foot rolls, Monterey broadloom is tufted, while Crossley provides both tufted and woven broadloom. In woven broadloom carpet, yarn is woven together to form a single integrated fabric and is distinguishable from tufted broadloom in which yarn is sewn into a primary backing with the later addition of a second backing. Broadloom is particularly suited for fashionable designs and stylish interiors as its width provides a broad area upon which creative designs and intricate patterns can be displayed in a wide variety of colors, textures, pile heights and densities. Specified broadloom carpet is primarily used in end markets where aesthetics and style are the drivers rather than durability or long-term appearance retention. In general, broadloom carpet is more frequently replaced than six-foot roll goods or carpet tile because of its prevalence in spaces which are regularly renovated in order to reflect current fashion trends and styles. The Company’s broadloom carpet utilizes the LifeLONG high-performance, recycled content backing.

Product Features

Powerbond. In 1967, the Company’s C&A brand introduced Powerbond, the industry’s first vinyl cushioned backing system. This closed-cell backing technology exhibits superior durability and cleaning characteristics and reduced seam visibility. Powerbond combines the best attributes of hard surfaces (longer useful life and ease of maintenance) and carpet floorcoverings (comfort, acoustics and aesthetics). It eliminates problems associated with traditional broadloom carpet, including delamination (separation of carpet backing), zippering and unraveling. In addition, these products are installed using chemically welded seams rather than conventional glued seams to provide a homogeneous, impermeable moisture barrier. Other Powerbond features include its ease of repair, long-term appearance retention, a 50% to 100% longer useful life than conventional broadloom carpet and 15 to 25 year non-prorated warranty against delamination, loss of cushion resiliency and watermarking.

RS. In 1988, the Company introduced its RS technology, a patented releasable “peel & stick” adhesive system for Powerbond product installation, which dramatically simplifies installation. The RS technology enables products to be bonded to a surface without the use of wet adhesives thus minimizing disruption to customers during the installation process. Conventional installations with wet adhesives normally require significant downtime for the adhesive to cure prior to installation. The RS technology also addresses carpet-related indoor air quality concerns by eliminating the fumes typically associated with wet adhesives. The RS technology minimizes disruption to usable space, which is critical in each of the Company’s end markets.

ER3. Introduced in 1994, ER3 is a patented 100% recycled content backing for modular carpet tile produced from both post-consumer and post-industrial carpet waste. This closed-loop system (waste-to-product) allows the Company to take used carpet tile (including tile manufactured by other carpet producers) from its customers and use it as raw material for producing new carpet tile. This system eliminates our customers’ disposal costs and keeps waste out of landfills. The 100% recycled content backing results in an overall 34% to 51% total recycled content carpet, when adding in the face fiber weight.

ethos. In 2004, the Company introduced ethos, an evolutionary, recycled-content carpet backing, which is a non-chlorinated, high-performance backing for commercial carpet that provides all of the durability attributes of polyvinyl chloride, or PVC. It is made from the polyvinyl butyral film reclaimed from recycled laminated safety glass. There was no previous commercial use for this used material that accounts for millions of pounds of landfill waste. The ethos backing represents an alternative to PVC, ethylene vinyl acetate, polyurethane, and polyolefin carpet backings. Additional features are extremely low volatile organic compound emissions, permanent closed cell cushion for durability and lifelong resilience, molecularly bonded seams and repairs, better comfort under foot than conventional cushion or non-cushion backings, better rollability than alternative cushion backings, and better flexibility for ease of installation and positive conformity to the floor. The ethos backing is 100% recyclable into new carpeting.

LifeLONG. In 2006, the Company introduced LifeLONG, a cost-effective, high-performance, recycled content carpet backing for broadloom products. LifeLONG backings contain from 22% to 37% recycled content, depending on style. As a complement to LifeLONG, the Company also introduced Greenbond B-19 during 2006. Greenbond B-19 is a fast-grabbing commercial carpet adhesive that contains 20% post-consumer recycled content.

Crossley Weaving Heritage. Weaving continues to be an important differentiation for the Company in high-end markets. Woven fabrics are unique in construction and valued by professional designers as a result of their more refined styling capability and pattern flexibility. Woven carpets are a single, integrated fabric that offer strength, stability and locked-in-yarns to prevent zippering or pulling. Today, the Company is one of only a few manufacturers in North America with weaving capability.

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

Education. The education market has been a primary focus for the C&A brand since the development of Powerbond in 1967. Powerbond’s long-term appearance retention characteristics have been the principal factor behind its success in this market, as customers tend to be particularly sensitive to longer useful life, comfort, acoustics and ease of maintenance. The Powerbond product in many of these installations has been in use for more than 20 years. The Company’s education market includes primary and secondary school markets in addition to the college and university market.

Healthcare. We believe that Powerbond RS is particularly well suited to the healthcare market because of its moisture impermeability and quick, safe installation. Powerbond RS, which is installed without wet adhesives, facilitates use immediately following installation, a critical concern within the healthcare market, and its moisture impermeability and welded seams make it easy to maintain. Long-term care is the fastest growing segment within the healthcare market due to the compelling demographics of an aging U.S. population. These facilities strive to create a home-like environment for residents, which provides an opportunity for the Company to promote all its products, including the broadloom brands.

Government. The Company markets and sells to federal, state and local governments. The Company is a supplier to the U.S. General Services Administration, which establishes product categories and related minimum product specifications for various budget levels and aesthetic requirements. State and local governments purchase floorcovering products independently through contracts with approved suppliers. The Company is currently an approved supplier to several states and municipalities. The Company believes that its success in the government market is due in part to its environmental initiatives, including both the Powerbond RS “peel & stick” backing system and its ER3, ethos and LifeLONG recycled content product offerings.

Retail Stores. The Company focuses on major retail chains, which have the potential for large, nationwide volumes. This segment requires a diverse product offering, as needs vary from high-end boutiques to mass merchandisers. The Company believes that its products are particularly suited to fulfill these needs and provide the added advantage of reducing potential “slip and fall” liability. A significant portion of these sales is managed by the Company’s Source One department, which arranges turnkey product installation for its customers. These installation services and comprehensive project management capabilities are critical to meeting tight construction schedules inherent in the retail market.

International Markets. The Company participates in the Asian market through its production facility located outside Shanghai in Suzhou, China. The Company maintains sales personnel and distributor relationships that allow the Company to distribute products around the world and strengthen its relationships with the U.S.-based multinational corporate accounts. The Company intends to continue to grow its distributors and sales personnel in strategic international geographic locations to increase its worldwide sales of its products.

The Company exited its manufacturing operations in the United Kingdom through the sale of its subsidiary, Tandus Europe Ltd., at the beginning of fiscal 2007. As part of the sale agreement, the purchaser became the exclusive distributor of the Company’s products in several European countries provided that certain minimum performance and other requirements are satisfied. Management believes this distribution arrangement will allow the Company to reach significantly more of the European market than was possible with its internal sales force.

Sales and Segmentation Strategy

The Company utilizes a segmented sales and marketing strategy to target the specific needs of the customers in each of its end markets. This segmented marketing strategy requires each sales person to develop an expertise in a specific end market, which generally results in greater customer-focused service, comprehensive market coverage and increased sales productivity.

The Company’s C&A, Monterey and Crossley brands provide custom designed products and promotional materials for each end market that highlight the advantages of its products in several key performance categories. Each end market is sensitive to different issues and places value on different product characteristics. The Company has developed its proprietary products and technical innovations in response to the needs of its target customers and segments. While the Company will assist a distributor in order to arrange for delivery and sale, the Company’s primary contact with the customer or customer representative is through its sales force and not through an intermediary. This enables the Company to continue to customize its products and services to respond to the specific needs of the customer. The Company has an in-house design team for each brand that is dedicated to developing new, innovative designs for each primary end market.

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

Source One. Source One, an in-house project management department, was the first single-source coordination and turnkey project management service offered by a floorcoverings manufacturer. The department was established to provide a “one phone call,” “single-source” project management service to meet the specific needs of the customer base. The service includes facility measurement, project coordination, order entry, delivery and installation of a wide range of interior finishes from the Company’s broad product offerings. A network of over 300 certified installers and strategic dealer partnerships throughout the United States provides installation.

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

Backlog

The backlog of unshipped orders as of January 27, 2007 was approximately $16.2 million. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects.

Product Development and Design

Leadership in product development and design is important in the commercial floorcovering marketplace as designers and customers seek up-to-date product aesthetics. Unlike many competitors, which manufacture standard products that serve a wide cross-section of markets, the Company develops products tailored to the requirements of specific market segments. This process begins with feedback from leading designers and customers in each segment relating to product features such as color, texture and pattern. This marketplace input is vital as the product/styling needs vary for each end market. The product development group is integrated with the sales organization and customer base, which increases the effectiveness of the product development process.

A portion of the Company’s sales involve custom colors or designs requiring accurate interpretation of customer needs and timely conversion into a sample fabric. Each manufacturing facility has dedicated sample equipment that facilitates quick turnaround of custom design requests.

Competition

The commercial floorcovering industry is highly competitive. The C&A brand competes with other brands of structure-backed carpet, as well as twelve-foot broadloom carpet and other types of commercial floorcoverings. The major competitors to the C&A brand are Interface, Inc., Mohawk Industries, Inc. and Shaw Industries, Inc. in six-foot roll goods, and FLOR Commercial (owned by Interface, Inc.), Milliken, Mohawk Industries, Inc. and Shaw Industries, Inc. in modular carpet tile products. The Monterey and Crossley brands compete with other broadloom manufacturers. The major competitors to the Monterey and Crossley brands are Bentley Prince Street (owned by Interface, Inc.), Mohawk Industries, Inc., Atlas Carpets, Masland Carpets and Shaw Industries, Inc. Although the industry recently has experienced consolidation, a large number of manufacturers remain. In North America, the Company maintains that it is the largest manufacturer of six-foot roll carpet, a leading manufacturer of modular carpet tile and a design leader in the high-style specified commercial broadloom carpet market. There are a number of domestic competitors that manufacture these products and certain of these competitors have greater financial resources than the Company.

The Company believes the key competitive factors in its primary floorcovering markets are product durability, product design and color, appearance retention, service and price. In the specified commercial market, six-foot roll carpet and modular carpet tiles compete with various floorcoverings, of which broadloom carpet has the largest market share. The Company’s six-foot roll carpet has gained market share from traditional broadloom carpet in end markets in which it has distinct performance advantages, such as ease of maintenance, appearance retention and longer useful life. Modular carpet tile has also increasingly been used in place of other flooring surfaces due to raised flooring applications, which enable under-the-floor cable management and air delivery systems, and the continuing trend toward modular furniture systems, which require the functionality of tile. Ease of maintenance (replacement) and flexibility of design are also emerging trends for tile. In the high-style specified commercial broadloom carpet market, Monterey and Crossley primarily compete based upon aesthetics, service, quality, and price.

Manufacturing and Facilities

The Company currently operates four manufacturing facilities in Dalton, Georgia including (i) a yarn processing plant with carpet dyeing capabilities, (ii) a carpet tufting plant, (iii) a carpet finishing and tile cutting plant, which includes tile printing and recycling operations and (iv) a customer service center and distribution warehouse. CAF Extrusion, Inc. (“Extrusion”), a yarn extrusion facility, operates in Calhoun, Georgia. The Company also operates a manufacturing, administrative and warehouse facility in Truro, Nova Scotia. On August 10, 2004, the Company and its parent announced plans to consolidate its broadloom operations by closing its Santa Ana, California production facility and moving equipment and production to its manufacturing facility in Truro (the “Facility Maximization”). The Facility Maximization was approved by the Company’s Board of Directors on August 9, 2004, and was completed during fiscal year 2005. The Company operates a tufting and finishing operation outside Shanghai in Suzhou, China which began production in July 2005. The Company operated two manufacturing facilities in the United Kingdom, in addition to leasing one sales and service facility, until the sale of that subsidiary on February 5, 2007. The Company believes its manufacturing capacity is sufficient to meet its requirements for the foreseeable future. In addition to these facilities, the Company leases a number of sales and service facilities and one warehouse in the United States.

The following table summarizes our manufacturing, distribution and sales facilities:

Location		Operation	Segment	Owned/Leased	Approximate Square Feet
United States	Dalton, Georgia	Yarn Processing	Floorcovering	Owned	161,500
		Carpet Dyeing
	Dalton, Georgia	Tufting	Floorcovering	Owned	154,900
		Corporate Offices
	Dalton, Georgia	Six-Foot Finishing	Floorcovering	Owned	245,800
		Tile Finishing
		Tile Printing
		Recycling
	Dalton, Georgia	Environmental Center	Floorcovering	Leased	198,850
		Warehouse
	Dalton, Georgia	Distribution Warehouse	Floorcovering	Owned	133,200
		Sales Service Office
		Finance & Administration
	Dalton, Georgia	Sample Warehouse	Floorcovering	Leased	105,000
	Chicago, Illinois	Sales / Showroom	Floorcovering	Leased	3,819
	Dallas, Texas	Sales / Showroom	Floorcovering	Leased	1,725
	Denver, Colorado	Sales / Showroom	Floorcovering	Leased	3,214
	Marietta, Georgia	Sales / Showroom	Floorcovering	Leased	2,129
	New York, New York	Sales / Showroom	Floorcovering	Leased	5,821
	Los Angeles, California	Sales / Showroom	Floorcovering	Leased	5,300
	San Francisco, California	Sales / Showroom	Floorcovering	Leased	4,858
	Santa Ana, California	Sales / Showroom	Floorcovering	Leased	3,959
	Atlanta, Georgia	Sales / Showroom	Floorcovering	Leased	4,200
	Chicago, Illinois	Sales / Showroom	Floorcovering	Leased	2,914
	Houston, Texas	Sales / Showroom	Floorcovering	Leased	1,015
	Reston, Virginia	Sales / Showroom	Floorcovering	Leased	3,405
	Calhoun, Georgia	Yarn Extrusion	Extrusion	Owned	125,400
Canada	Truro, Nova Scotia	Administration	Floorcovering	Owned	367,000
		Manufacturing
		Warehouse
	Mississauga, Ontario	Sales / Showroom	Floorcovering	Leased	4,027
United Kingdom*	Blaina, Gwent Wales	Six Foot and Tile	Floorcovering	Owned	32,000
	Blaina, Gwent Wales	Finishing
	Blaina, Gwent Wales	Warehousing	Floorcovering	Owned	14,000
	Blaina, Gwent Wales	Sales / Warehouse	Floorcovering	Leased	4,860
	Blaina, Gwent Wales	Chemical Mixing	Floorcovering	Leased	4,000
		Sales / Showroom	Floorcovering	Leased	5,500
Other	Singapore	Sales / Showroom	Floorcovering	Leased	2,106
	Singapore	Sales / Showroom	Floorcovering	Leased	2,153
	Malaysia	Office	Floorcovering	Leased	926
	Shanghai, China	Office	Floorcovering	Leased	915
	Suzhou, China	Office / Manufacturing	Floorcovering	Leased	63,669
	Duiven, The Netherlands*	Sales / Office	Floorcovering	Leased	3,000

*	Represent discontinued operations as of January 27, 2007.

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

Patents, Copyrights and Trademarks

The Company owns numerous copyrights and patents in the United States and certain other countries, including the Powerbond RS patent, which expires in 2008, and patents (process and product) for the ER3 backing, which expire in 2014. The Company also owns numerous registered trademarks in the United States, including Powerbond, Powerbond RS, ethos, LifeLONG and Greenbond. Industry knowledge and technology are considered more important to the current business than patents, copyrights or trademarks and, accordingly, the expiration of existing patents or loss of a copyright or trademark is not expected to have a material adverse effect on operations, although no assurances can be given. However, the patents, trademarks, copyrights and trade secrets are actively maintained and enforced.

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

Financial Information About Operating Segments and Geographic Areas

The Company operates in two industry segments: Floorcoverings and Extrusion. Information relating to the Company’s two operating segments can be found in Note 14 to the Company’s consolidated financial statements for the year ended January 27, 2007, contained herein in Part II, Item 8. Certain information concerning net sales and long-lived assets by geographic areas can also be found in Note 14.

Customers

No single customer represented 10% or more of the Floorcovering segment’s sales for any year presented in the accompanying financial statements. In the Extrusion segment, the Company had two external customers in each of fiscal years 2006, 2005 and 2004 that exceeded 10% of the segment’s total net sales. For 2006, these customers represented 18.9% and 16.1%. For 2005, these customers represented 22.9% and 12.8%. For 2004, these customers represented 35.4% and 14.0%.

International Sales

International net sales of the Company, excluding those reported as discontinued operations, were $43.6 million, or 12.4%, $28.4 million, or 9.0%, and $32.8 million, or 9.9%, of the Company’s total net sales for fiscal years 2006, 2005 and 2004, respectively. Canadian customers comprised $34.2 million, or 9.7%, $25.9 million, or 8.2%, and $31.0 million, or 9.3%, of total net sales for fiscal years 2006, 2005 and 2004, respectively, while the remaining international sales, primarily to customers in Southeast Asia and South

America, were $9.4 million, or 2.7%, $2.5 million, or 0.8%, and $1.8 million, or 0.5% in fiscal years 2006, 2005 and 2004, respectively.

Employees

At January 27, 2007, the Company had a total of 1,579 employees of which 1,029 were paid hourly and 550 were salaried. The Company has experienced no work stoppages and it is believed that employee relations are good. All employees are non-union with the exception of approximately 352 manufacturing workers in Canada who are subject to a collective bargaining agreement. The collective bargaining agreement that represents this union expires on June 30, 2009.

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

Available Information

The Company electronically files periodic reports (Forms 10-K, 10-Q and 8-K) with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company also makes its filings available, free of charge, through its website, www.tandus.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

Reports to Security Holders

The Company provides its stockholder with audited annual financial information that has been examined and reported on with an opinion expressed by the Company’s independent auditor, as well as unaudited interim financial information.

Item 1A. Risk Factors

The revolver and the indenture governing the Company’s 9.75% notes impose limitations on how the Company conducts its business; as a result, it may not be able to pursue strategies that could be in the best interests of holders of the notes.

The revolver and the indenture governing the 9.75% notes contain restrictions on the Company that could increase its vulnerability to general adverse economic and industry conditions by limiting its flexibility in planning for and reacting to changes in its business and industry. Specifically, these restrictions limit the Company’s ability, to:

•	incur additional debt;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	create liens;

•	sell assets; and

•	enter into transactions with affiliates.

As a result of these restrictions, the Company may not be able to pursue business strategies that could be in the best interests of holders of the notes.

The Company is controlled by two principal shareholders and they may require it to take actions, such as increasing the Company’s indebtedness, which may not be in the best interests of holders of the 9.75% notes.

The Company is a wholly-owned subsidiary of Tandus Group. The Oaktree Fund and the B of A Fund, together with members of management, own approximately 65% of the issued and outstanding voting stock of Tandus Group. Consequently, these owners have the ability to control the Company’s business and affairs by virtue of their ability to elect a majority of Tandus Group’s and the Company’s board of directors. The directors have the authority to make decisions affecting the Company’s capital structure, including the issuance of additional indebtedness. The Company cannot make any assurances that the interests of the Oaktree Fund and the B of A Fund do not or will not conflict with the interests of the holders of the 9.75% notes.

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

The commercial floorcovering industry is highly competitive.

The floorcovering industry is highly competitive. The Company faces competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. There has been significant consolidation within the floorcovering industry during recent years that has caused a number of the Company’s existing and potential competitors to be larger and have greater resources and access to capital. Competitive pressures may result in decreased demand for the Company’s products and in the loss of market share. In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors.

The floorcovering industry is cyclical and prolonged declines in commercial construction activity or corporate remodeling and refurbishment could have a material adverse effect on the Company’s business.

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors including commercial construction activity in new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with commercial remodeling. A prolonged decline in any of these industries could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Because the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, the Company filed a Notice of Appeal on August 17, 2006, has filed its brief as Appellant, and the Company intends to vigorously prosecute its appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability, including post judgment interest of approximately $2,069,000 related to this case in its accompanying statements of financial condition.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division (the “Court”) a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface, Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the Court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. On December 19, 2006, the Court conducted what is known as a “Markman Hearing” regarding interpretation of four disputed terms used in Interface’s patent. To date, the Court has not yet issued its order regarding the disputed terms and no substantive issues have been resolved by the Court. The Company denies liability and intends to vigorously defend this matter.

The Company is involved in litigation from time to time. When litigation arises, the Company may create a litigation accrual in order to pay for damages for which it might be liable. In some circumstances, it may settle litigation without going to trial. During fiscal 2005, the Company released a litigation accrual of $0.8 million related to a suit with Employers Mutual Insurance Companies and settled a suit for $0.4 million brought by Enron Energy Services.

From time to time the Company is also subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims, which may or may not be covered by insurance. Management believes that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of April 9, 2007, there was one holder of record of the Company’s common stock. There is no public trading market for the Company’s common stock, and the Company did not repurchase any of its stock in the fourth quarter of fiscal 2006.

For information relating to compensation plans under which equity securities are authorized for issuance, see Item 12 contained herein.

Dividends

The declaration and payment of dividends is at the discretion of the Board of Directors and depends upon, among other things, investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by the Board at the time of its determination. Such other factors include certain limitations in covenants contained in the Company’s credit facilities and in the indentures governing the public indebtedness. The Company paid dividends of $16.1 million to its parent, Tandus Group, Inc., in fiscal 2006. No dividends were paid during fiscal years 2005 and 2004.

Item 6. Selected Financial Data

The following data is qualified in its entirety by the consolidated financial statements of the Company and other information contained elsewhere in this Annual Report on Form 10-K. The financial data as of and for the years ended January 27, 2007, January 28, 2006, January 29, 2005, January 31, 2004 and January 25, 2003 have been derived from the audited financial statements of the Company. The following financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in Item 8 herein.

	Fiscal Year Ended (1)
	January 27, 2007 (Fiscal 2006)	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)	January 31, 2004 (3) (Fiscal 2003)	January 25, 2003 (2) (Fiscal 2002)
	(Dollars in thousands)
Operating Data:
Net Sales	$350,365	$316,213	$331,946	$302,016	$315,072
Cost of Goods Sold	231,891	221,039	219,496	201,588	205,573

Gross Profit	118,474	95,174	112,450	100,428	109,499
Selling, General and Administrative Expenses	78,523	76,654	75,943	71,993	66,503
Other Intangible Asset Amortization (4)	2,455	2,620	3,112	8,846	5,461

Operating Income (Loss)	37,496	15,900	33,395	19,589	37,535
Equity in Earnings of Affiliate	—	—	893	1,386	1,733
Net Interest Expense	20,650	20,082	20,443	21,304	23,883
Gain (Loss) from Discontinued Operations (5)	979	(1,720)	(912)	(571)	(126)
Net Income (Loss) (6)	10,205	(4,629)	6,703	1,234	5,781

Other Financial Data:
Adjusted EBITDA (7)	$50,819	$37,952	$51,438	$42,622	$53,342
Depreciation and Amortization	13,315	12,641	13,135	15,926	13,875
Capital Expenditures	7,213	10,461	11,862	8,830	9,027
Dividend to Parent (8)	16,053	—	—	2,263	3,153

Cash Flow Data:
Net Cash Provided By (Used In) Operating Activities	$28,156	$(4,646)	$27,245	$20,019	$27,482
Net Cash Used In Investing Activities	(7,086)	(10,023)	(11,047)	(5,191)	(42,274)
Net Cash Provided By (Used In) Financing Activities	(19,895)	(5,184)	(1,523)	(24,253)	31,240

Balance Sheet Data:
Total Assets	$299,136	$302,528	$318,610	$299,148	$319,015
Long-Term Debt	197,805	197,673	207,536	207,516	218,666

(1)	The Company’s results of operations for years prior to acquisitions may not be comparable to the Company’s results of operations for subsequent years.
(2)	The Company acquired Extrusion in May 2002. The results of the acquired business have been included in the Company’s consolidated financial statements since the date of acquisition.
(3)	The fiscal year ended January 31, 2004 included 53 weeks.
(4)	In the fourth quarter of fiscal 2003, Extrusion recorded a non-cash impairment charge of $2.6 million related to a supply agreement. The impairment charge was to reduce the net carrying value of the supply agreement to its fair value.
(5)	In conjunction with the fourth quarter 2006 classification of Tandus Europe Ltd. as an asset held for sale, the Company recognized a loss of $2.3 million before tax to write down the investment to its net realizable value and incurred disposal-related charges of $0.4 million before tax. These charges resulted in an after-tax gain of $3.0 million and are included in the fiscal 2006 gain discontinued operations.
(6)	Included in net income for fiscal 2002 is a non-cash charge of $3.2 million for the cumulative effect of a change in accounting principle related to goodwill.

(7)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, cumulative effect of change in accounting principle, Chroma cash dividends, non-cash charges or expenses (other than the write-down of current assets), loss from discontinued operations, minority interest in income (loss) of subsidiary, costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, equity in earnings of Chroma and gain on forgiveness of debt. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. The Company utilizes Adjusted EBITDA as a benchmark for its annual budget and long range plan and as a valuation method for potential acquisitions. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies. A reconciliation of net income (loss) to Adjusted EBITDA is presented in the following table:

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net Income (Loss)	$10,205	$(4,629)	$6,703	$1,234	$5,781
Cumulative Effect of Change in Accounting Principle	—	—	—	—	3,240
(Gain) Loss from Discontinued Operations	(979)	1,720	912	571	126
Intangible Asset Impairment Charge	—	—	—	2,616	—
Income Tax Expense (Benefit)	7,162	(358)	5,961	(2,147)	6,788
Net Interest Expense	20,650	20,082	20,443	21,304	23,883
Gain on Forgiveness of Debt	(228)	—	—	—	(570)
Depreciation	10,860	10,021	10,023	9,696	8,414
Amortization	2,455	2,620	3,112	6,230	5,461
Chroma Cash Dividends	—	—	922	3,522	1,932
Equity in Earnings of Chroma	—	—	(893)	(1,386)	(1,733)
Minority Interest in Income (Loss) of Subsidiary	—	(24)	97	13	20
Facility Maximization Costs	—	8,158	3,986	—	—
Non-Recurring Costs Associated With Successful Acquisition	—	—	—	969	—
Other	694	362	172	—	—

Adjusted EBITDA	$50,819	$37,952	$51,438	$42,622	$53,342

(8)	Dividend to parent in fiscal years 2003 and 2002 represents payments of certain expenses attributable to and paid by the Company on behalf of its parent, Tandus Group.

Financial results previously reported were revised in the preceding tables for the classification of the Company’s wholly-owned United Kingdom subsidiary, Tandus Europe Ltd., as a discontinued operation, as discussed in Note 3 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

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

Overview

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) six-foot roll carpet and modular carpet tile and (ii) high-style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada and China. See “Acquisitions and Dispositions” contained herein for information regarding the Company’s United Kingdom manufacturing location.

The Company is a wholly-owned subsidiary of Tandus Group, Inc. (“Tandus Group”). As a result of a recapitalization transaction on January 25, 2001, investment funds managed by Oaktree and BACI, specifically the Oaktree Fund and the B of A Fund, respectively, control a majority of the outstanding capital stock of Tandus Group.

On February 2, 2007, the Company hired Glen A. Hussmann as its new President and Chief Executive Officer, replacing Edgar M. Bridger who resigned effective November 30, 2006.

Acquisitions and Dispositions

During the fourth quarter of fiscal 2006, the Company announced its intent to exit manufacturing in the United Kingdom. The Company entered into a definitive agreement to sell its United Kingdom subsidiary, Tandus Europe Ltd., to Interior Projects Solutions Limited. The transaction closed during the first quarter of fiscal 2007. The subsidiary is accounted for as an asset held for sale at January 27, 2007 and is reported as discontinued operations in the consolidated financial statements. See Note 3 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion relative to discontinued operations.

In August 1998, the Company acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd. (“C&A Asia”), a start-up commercial carpet distribution venture in Singapore. On December 30, 2005, the Company purchased the remaining 49.0% of C&A Asia for approximately $0.3 million. Prior to that, the results had been reported on a consolidated basis with the 49.0% reflected as minority interest.

Results of Operations

As noted previously, the Company’s United Kingdom subsidiary is accounted for as an asset held for sale at January 27, 2007 and is reported as discontinued operations in each of the years for which results are presented. Accordingly, the discussions below, with the exception of net income (loss), do not include information related to the United Kingdom subsidiary unless otherwise stated.

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	January 27, 2007 (Fiscal 2006)	January 28, 2006 (Fiscal 2005)	January 29, 2005 (Fiscal 2004)
	(Percentage of net sales)
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	66.2%	69.9%	66.1%

Gross Profit	33.8%	30.1%	33.9%
Selling, General and Administrative Expenses	22.4%	24.2%	22.9%
Amortization	0.7%	0.9%	0.9%

Operating Income	10.7%	5.0%	10.1%

Net Interest Expense	5.9%	6.4%	6.2%

Net Income (Loss)	2.9%	-1.5%	2.0%

Fiscal Year Ended January 27, 2007 (“fiscal 2006”)

Compared with Fiscal Year Ended January 28, 2006 (“fiscal 2005”)

Net Sales. Net sales for fiscal 2006 were $350.4 million, an increase of 10.8% from $316.2 million in fiscal 2005. Net sales of the Company’s Floorcoverings segment were $325.9 million for fiscal 2006 as compared to $289.4 million for fiscal 2005, an increase of $36.5 million or 12.6%, primarily attributable to the North American operations. Within these operations, the increase in the Floorcoverings segment’s net sales was primarily attributable to an 8.8% increase in broadloom sales combined with a 10.9% increase in sales of structure-back carpets (six foot and carpet tile). The increase in overall net sales was primarily volume driven across all of its markets coupled with increases in average selling prices. In addition, in fiscal year 2005, the Floorcoverings segment experienced lower sales largely due to complications related to the Facility Maximization, as discussed more fully herein and in Note 11 of the “Notes to Consolidated Financials Statements” contained herein in Item 8. The current year results reflect an increase in both Institutional sales (Healthcare, Education and Government) and Corporate sales, including Retail, of 9.0% and 12.8%, respectively. Net sales of the Extrusion segment were $24.5 million for fiscal 2006 as compared to $26.8 million for fiscal 2005, a decrease of $2.3 million or 8.6%. The decline in sales for the Extrusion segment was due to lower sales volume, which occurs as internal utilization of production increases.

Cost of Goods Sold. Cost of goods sold was $231.9 million, or 66.2% of sales, in fiscal 2006 as compared to $221.0 million, or 69.9% of sales, in fiscal 2005. The increase was primarily due to increased sales as wells as higher raw material costs. Included in the fiscal 2005 expenses is $6.2 million related to the Facility Maximization. (See further discussion in “Liquidity and Capital Resources” contained herein and Note 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.) Excluding the Facility Maximization costs, cost of goods sold for fiscal year 2005 was $214.8 million, or 67.9% of sales. Cost of sales in the prior year was also impacted by a $0.5 million write-down related to inventory that was not transferred from the Santa Ana, California facility to the Truro, Nova Scotia facility. As a percentage of sales, the decrease in cost of goods sold was primarily due to changes in product mix and manufacturing efficiencies inclusive of the benefits of the completion of the Facility Maximization. Partially offsetting these cost improvements, the Company has experienced a general increase in the prices of certain raw materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2006 were $78.5 million, an increase of 2.3% from $76.7 million in fiscal 2005. As a percentage of sales, these expenses decreased to 22.4% from 24.2% in the prior year. During fiscal 2006, the Company incurred increased professional services expense of $3.6 million primarily due to litigation charges related to the Company’s legal matters, as more fully explained in “Liquidity and Capital Resources” contained herein, and certain exit costs related to the departure of the Company’s former president and chief executive officer. In addition, the Company incurred higher commissions expense of $2.3 million related to the fiscal year’s increased sales and incurred an increased loss in foreign currency transaction of $0.3 million. Partially offsetting these expenses was a decrease in salaries, taxes and benefits of $1.7 million. Included in the fiscal 2005 expenses are Facility Maximization costs of $2.0 million and supplementary administration costs of $1.1 million related to the delayed exit from the Santa Ana, California facility.

Amortization. Intangible asset amortization decreased to $2.5 million for fiscal 2006 as compared to $2.6 million for fiscal 2005.

Gain (Loss) on Early Extinguishment and Forgiveness of Debt. During fiscal 2006, the Company recorded a gain of $0.2 million related to the forgiveness of a portion of its outstanding sinking fund bonds with the Nova Scotia government (see “Liquidity and Capital Resources” contained herein and Note 11 of the “Notes to Financial Statements” contained herein in Item 8). In addition, the Company recorded a loss of $0.4 million in fiscal 2006 due to the write-off of deferred financing fees related to the refinancing of its senior credit facility (see “Liquidity and Capital Resources” contained herein and Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 8). During fiscal 2005, the Company purchased its own senior subordinated notes in the open market with a face value of $10.0 million for an aggregate price of $9.0 million. These notes have been classified as defeased. The Company realized a $1.0 million gain on the purchase, which was partially offset by a write-off of a portion of the deferred financing fees related to these issuances in the amount of $0.2 million.

Interest Expense. Net interest expense for fiscal years 2006 and 2005 was $20.7 million and $20.1 million, respectively, which included interest income of $0.4 million and $0.3 million, respectively.

Income Taxes. The Company incurred income tax expense of $7.2 million for fiscal 2006 as compared to a benefit of $0.4 million for fiscal 2005. During fiscal 2006 the Company reported net income from its continuing operations, compared to a net loss from continuing operations during fiscal 2005. During fiscal 2005, net losses were incurred in the Company’s foreign operations, against which no tax benefit could be recognized.

Discontinued Operations. The Company reported a loss of $4.7 million before tax and a gain of $1.0 million after tax during fiscal 2006 related to its United Kingdom subsidiary, Tandus Europe Ltd., as compared to a loss of $1.7 million, before and after tax, during fiscal 2005.

Included in the fiscal 2006 loss is a charge of $2.3 million before tax to write down the subsidiary’s assets to their net realizable value and a charge of $0.4 million before tax to record certain disposal related expenses. These charges resulted in an after-tax gain of $3.0 million.

Net Income (Loss). The Company reported net income of $10.2 million for fiscal 2006 compared to net loss of $4.6 million for fiscal 2005. The primary contributor to the increase in fiscal 2006 was an increase in net sales, as more fully discussed above.

Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, cumulative effect of change in accounting principle, Chroma cash dividends, non-cash charges or expenses (other than the write-down of current assets), loss from discontinued operations, minority interest in income (loss) of subsidiary, costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, equity in earnings of Chroma and gain on forgiveness of debt. Adjusted EBITDA for fiscal 2006 increased to $50.8 million from $38.0 million in fiscal 2005. As a percentage of sales, Adjusted EBITDA was 14.5% in fiscal 2006 compared to 12.0% in fiscal 2005. The increase in fiscal 2006 was principally due to higher sales volume in the Floorcoverings segment and other items as more fully discussed above. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation of net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006
Net Income (Loss)	$10,205	$(4,629)
Income Tax Expense (Benefit)	7,162	(358)
Net Interest Expense	20,650	20,082
Depreciation	10,860	10,021
Amortization	(979)	2,620
(Gain) Loss from Discontinued Operations	4,692	1,720
Minority Interest in Loss of Subsidiary	—	(24)
Facility Maximization Costs	—	8,158
Gain on Forgiveness of Debt	(228)	—
Other	694	362

Adjusted EBITDA	$50,819	$37,952

Fiscal Year Ended January 28, 2006 (“fiscal 2005”)

Compared with Fiscal Year Ended January 29, 2005 (“fiscal 2004”)

Net Sales. Net sales for fiscal 2005 were $316.2 million, a decrease of 4.7% from $331.9 million in fiscal 2004. Net sales of the Company’s Floorcoverings segment were $289.4 million for fiscal 2005 as compared to $308.7 million for fiscal 2004, a decrease of $19.3 million or 6.3%, primarily attributable to the North American operations. Within these operations, the decrease in the Floorcoverings segment’s net sales was primarily attributable to complications associated with the Facility Maximization, as discussed more fully herein and in Note 11 of the “Notes to Consolidated Financials Statements” contained herein in Item 8, which resulted in delays in delivering customer orders. These complications contributed to reduced order activity across all of the Company’s product types and end use categories, with the greatest impact on broadloom sales, which declined 17.6% in fiscal 2005, and on sales to the Corporate segment. Also contributing to the decline in net sales was federal budget pressures which impacted federal government spending. Net sales of the Extrusion segment were $26.8 million for fiscal 2005 as compared to $23.2 million for fiscal 2004, an increase of $3.6 million, or 15.5%. The increase in sales for the Extrusion segment was due to overall higher demand.

Cost of Goods Sold. Cost of goods sold was $221.0 million, or 69.9% of sales, for fiscal 2005 as compared to $219.4 million, or 66.1% of sales, in fiscal 2004. The increase was primarily due to the inclusion in the fiscal 2005 expenses of $6.2 million related to the Facility Maximization, as compared to 2004 expenses of $2.6 million. (See further discussion in “Liquidity and Capital Resources” contained herein and Note 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.) Excluding the Facility Maximization costs, cost of goods sold for fiscal years 2005 and 2004 were $214.8 million, or 67.9% of sales, and $216.8 million, or 65.3% of sales, respectively. Cost of sales during fiscal 2005 was also impacted by a $0.5 million write-down related to inventory that was not transferred from the Santa Ana, California facility to the Truro, Nova Scotia facility. In addition, the Company also experienced increases in the prices of several raw materials, including yarns, resins, and other agents and chemicals. As a percentage of sales, the increase in costs of goods sold was primarily attributable to lower overall sales volume in addition to the impact of rising raw material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2005 were $76.7 million, an increase of 0.9% from $76.0 million in fiscal 2004. As a percentage of sales, these expenses increased to 24.2% from 22.9% in the prior year. During fiscal 2005, the Company incurred $1.1 million of supplementary administrative costs related to the delayed exit from the Santa Ana, California facility, $0.9 million in severance charges related to specific staffing reductions and recorded a $0.4 million litigation settlement related to the Company’s previous ownership interest in Chroma Systems Partners due to an alleged claim by Enron Energy Services, Inc. The Company also recorded a charge of $1.1 million related to a February 10, 2006 jury verdict in a litigation matter in Texas regarding a certain carpet-buying contract. (See further discussion in Note 16 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 and Legal Proceedings in Part I, Item 3.) The Company incurred Facility Maximization costs of $2.0 million during fiscal 2005 as compared to the prior year of $1.4 million. In addition, the Company experienced a decrease in the foreign currency transaction gain of $0.9 million and higher samples expense of approximately $1.0 million. These increases were partially offset by lower salaries, taxes and benefits of $2.8 million.

Amortization. Intangible asset amortization decreased to $2.6 million for fiscal 2005 as compared to $3.1 million for fiscal 2004. The decrease was due to the Company’s extrusion supply agreement being fully amortized as of April 30, 2005.

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

Interest Expense. Net interest expense for fiscal years 2005 and 2004 was $20.1 million and $20.4 million, respectively, which included interest income of $0.3 million and $0.2 million, respectively.

Income Taxes. The Company had an income tax benefit of $0.4 million for fiscal 2005 as compared to expense of $6.0 million for fiscal 2004. During fiscal 2005, the Company experienced a net loss in its domestic operations against which a tax benefit was recorded. During fiscal 2004, the Company experienced net profitability in its domestic operations against which tax expense was recorded. During both fiscal years 2005 and 2004, net losses were incurred in the Company’s foreign operations, against which no tax benefit can be recognized. In addition, a $0.9 million valuation allowance was recorded in fiscal 2004 against certain state income tax credits related to the closure of the Company’s Santa Ana, California facility (see further discussion in Note 10 of the “Notes to Consolidated Financial Statements” contained herein in Item 8).

Discontinued Operations. The Company reported a loss of $1.7 million, before and after tax, during fiscal 2005 related to its United Kingdom subsidiary, Tandus Europe Ltd., as compared to a loss of $0.9 million, before and after tax, during fiscal 2004.

Net Income (Loss). The Company incurred a net loss of $4.6 million for fiscal 2005 compared to net income of $7.6 million for fiscal 2004. The primary contributors were a decrease in net sales coupled with higher Facility Maximization charges, as discussed above.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2005 decreased to $38.0 million from $51.4 million in fiscal 2004. As a percentage of sales, Adjusted EBITDA was 12.0% in fiscal 2005 compared to 15.5% in fiscal 2004. The decrease in fiscal 2005 was principally due to lower sales volume in the Floorcoverings segment and other items as more fully discussed above. Adjusted EBITDA is presented because it is commonly used by certain investors and analysts to analyze a company’s ability to service debt. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation in these statements may not be comparable to those disclosed by other companies.

A reconciliation from net income (loss) to Adjusted EBITDA is a follows:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Net Income	$(4,629)	$6,703
Income Tax Expense (Benefit)	(358)	5,961
Net Interest Expense	20,082	20,443
Depreciation	10,021	10,023
Amortization	2,620	3,112
Loss from Discontinued Operations	1,720	912
Chroma Cash Dividends	—	922
Equity in Earnings of Chroma	—	(893)
Minority Interest (Loss) in Income of Subsidiary	(24)	97
Facility Maximization Costs	8,158	3,986
Other Non-Cash Items	362	172

Adjusted EBITDA	$37,952	$51,438

Liquidity and Capital Resources

Cash

The Company’s principal uses of cash have historically been for operating expenses, working capital, capital expenditures and debt repayment. The Company has financed its cash requirements through internally generated cash flows, borrowings and the offering of the senior subordinated notes.

Net cash provided by operating activities in fiscal 2006 was $28.2 million compared to net cash used in operating activities of $4.6 million in fiscal 2005. The change was primarily due to the generation of net income for the fiscal year coupled with a positive change to working capital of $17.2 million.

Net cash used in investing activities in fiscal 2006 and 2005 was $7.1 million and $10.1 million, respectively. Capital expenditures for fiscal 2006 were $7.2 million compared to $10.5 million for fiscal 2005. Included in capital expenditures for fiscal year 2005 is $2.7 million related to the Facility Maximization. The Company anticipates capital expenditures for fiscal 2007 to be approximately $6 million to $10 million.

Net cash used in financing activities in fiscal 2006 and 2005 was $19.9 million and $5.2 million, respectively. The cash used in financing for fiscal 2006 related primarily to the payment of dividends to the Company’s parent of $16.1 million. The cash used in fiscal 2005 related to repayments of long-term debt.

Debt

The Company has significant indebtedness which, as of January 27, 2007, consisted of $175.0 million aggregate principal amount of 9.75% senior subordinated notes due 2010 (the “9.75% Notes”) of which $165.0 million aggregate principal amount is outstanding, an $80.0 million senior secured revolving credit facility which had an outstanding balance of $30.9 million in borrowings (the “Revolver”), $1.2 million in purchase money and other indebtedness, and $1.1 million in sinking fund bonds under Crossley Carpet Mills, Ltd., a wholly-owned subsidiary. The sinking fund bonds are subject to forgiveness which began in fiscal 2006 given certain requirements are met. See further discussion contained herein and Notes 9 and 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

The Company’s semi-annual interest payments of the 9.75% Notes are due on each February 15 and August 15 through February 15, 2010. The interest amount due on each date is $8.0 million. The 9.75% Notes mature on February 15, 2010.

On January 18, 2007, the Company entered into a senior secured revolving credit facility agreement which provides for an $80.0 million senior secured revolving credit facility (the “Revolver”) including a $20.0 million sub-limit for letters of credit. The facility is apportioned between a U.S. revolving credit facility and a Canadian revolving credit facility. All obligations of the Company are secured by a first priority, perfected security interest in, and lien upon, substantially all tangible and intangible assets of the Company, a pledge of the stock of all domestic subsidiaries, and a pledge of 65% of the stock of any first tier material foreign subsidiaries. The proceeds of the Revolver have been and/or will be used for, among other purposes, (i) the refinancing of the Company’s previous credit facility, (ii) ongoing working capital needs of the Company, (iii) the payment of a dividend to the Company’s sole stockholder, Tandus Group, which Tandus Group in turn dividended to its shareholders, (iv) the payment of accrued management fees owed to two principal shareholders of Tandus Group and (v) the payment of other fees and expenses.

Interest on amounts borrowed under the Revolver is payable either at the base rate, Canadian Prime Rate, LIBOR, or the Canadian BA Rate, plus an applicable margin, depending on the nature of the loan, and mandatory costs, if any. The applicable margin may range from 0% to 1.75% and will vary based on the Company’s fixed charge coverage ratio. The Revolver matures on January 18, 2012.

The Revolver is subject to certain representations, warranties, affirmative and negative covenants, and financial conditions customary for similar senior secured revolving credit facilities. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the Revolver, the Company will also be subject to the cross default provisions of the indenture governing the 9.75% Notes, and vice versa. The Company was in compliance with all covenants as of January 27, 2007, and expects to remain in compliance throughout fiscal 2007, although no assurances to that effect can be given.

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

Management believes that cash generated by its operations and availability under its $80.0 million Revolver will be sufficient to fund the Company’s current commitments and planned requirements, although no assurances can be given.

On March 22, 2007, the Company entered into a commitment letter with Bank of America, N.A. (“BofA”), Wachovia Bank and certain of their affiliates (collectively, the “Lenders”), pursuant to which the Lenders have agreed to enter into a Credit Facility with the Company, the proceeds from which would be used (i) to redeem all of the Company’s 9.75% senior subordinated notes due 2010 (including the principal, accrued interest and premium thereon), (ii) to repay a portion of the Company’s Revolver, (iii) to pay transaction-related fees and expenses and (iv) for other lawful purposes, including a dividend. The commitment, which expires on June 30, 2007 unless definitive documentation for the Credit Facility is entered into prior to such date, is subject to the satisfaction of certain conditions precedent including, but not limited to, the following: (a) the accuracy and completeness of the Company’s representations to the Lenders and (b) the amendment of the Revolver to reduce the commitment thereunder to not more than $60 million at closing and to permit the Credit Facility. BofA is an affiliate of the B of A Fund, the second largest shareholder of Tandus Group. No assurance can be given that the foregoing transactions will be consummated.

Litigation Obligations

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

Because the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, the Company filed a Notice of Appeal on August 17, 2006, has filed its brief as Appellant, and the Company intends to vigorously prosecute its appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability, including post judgment interest of approximately $2,069,000 related to this case in its accompanying statements of financial condition.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division (the “Court”) a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface, Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the Court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. On December 19, 2006, the Court conducted what is known as a “Markman Hearing” regarding interpretation of four disputed terms used in Interface’s patent. To date, the Court has not yet issued its order regarding the disputed terms and no substantive issues have been resolved by the Court. The Company denies liability and intends to vigorously defend this matter.

The Company is involved in litigation from time to time. When litigation arises, the Company may create a litigation accrual in order to pay for damages for which it might be liable. In some circumstances, it may settle litigation without going to trial. During fiscal 2005, the Company released a litigation accrual of $0.8 million related to a suit with Employers Mutual Insurance Companies and settled a suit for $0.4 million brought by Enron Energy Services.

From time to time the Company is also subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims, which may or may not be covered by insurance. Management believes that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.

Facility Maximization

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

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of Crossley’s outstanding sinking fund bonds. The forgiveness, which commenced in fiscal 2006, is over the remaining term of the note, and is based upon maintaining a defined level of full-time equivalent employees. The debt is also non-interest bearing.

The original anticipated total expenditures and actual costs incurred for the Facility Maximization are as follows (in millions):

	Anticipated Total Expenditures as of August 10, 2004	Amounts Incurred During Fiscal Year Ended January 29, 2005	Amounts Incurred During Fiscal Year Ended January 28, 2006	Total Amounts Incurred
Severance Costs	$1.8	$1.5	$0.6	$2.1
Contractual Obligations and Professional Fees	3.1	0.4	0.8	1.2
Other Project Costs	1.5	2.1	6.8	8.9

Gross Project Expenditures	$6.4	$4.0	$8.2	$12.2

There were minimal remaining Facility Maximization costs accrued as of January 28, 2006. No costs were accumulated as of January 27, 2007.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of January 27, 2007 and January 28, 2006.

Contractual Obligations

The following table contains a summary of the Company’s future minimum payments under contractual obligations as of January 27, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt	$0.4	$0.4	$0.4	$165.4	$31.3	$0.3	$198.2
Interest Related to Debt (1)	18.2	18.2	18.2	10.2	2.1	0.1	67.0
Operating Leases	3.0	1.8	1.0	0.7	0.3	—	6.8

Total	$21.6	$20.4	$19.6	$176.3	$33.7	$0.4	$272.0

(1)	Assumes interest rates on floating rate debt equates to the interest rates as of January 27, 2007.

Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. There are no significant long-term agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed the Company’s expected requirements for three months.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. The Company’s significant accounting policies include:

Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Collins & Aikman Floorcoverings, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated.

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

Pension Benefits. Net pension expense recorded is based on, among other things, assumptions regarding discount rate, estimated return on plan assets and salary increases. While the Company believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease significantly from year to year. The actuarial assumptions used in reporting for the Company’s defined benefit plans are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for the Company’s future pension benefit obligation. The expected long-term rate of return on plan assets assumption is based on expected returns for each target asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries and plan administrators.

Income Taxes. The provision for income taxes includes federal, state, local and foreign taxes. The Company accounts for income taxes under an asset and liability approach pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that includes the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured.

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

The impact of inflation on the Company’s operations has not been significant in recent years with the exception of petroleum-based products noted above which have risen in price. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company’s operating results if the Company is unable to pass through the cost increases to its customers.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value and revises provisions of FASB Statement No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is current evaluating the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income. In addition, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. The provisions of SFAS No. 158 are effective for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. While the effect of the adoption of SFAS No. 158 on the Company’s financial position has not yet been determined, the adoption will have no effect on the Company’s results of operations.

In September 2006, the Securities & Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides additional guidance on determining the materiality of cumulative unadjusted misstatements in both current and future financial statements. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 which did not result in a material impact to its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that an income tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will adopt FIN 48 on January 28, 2007 and is currently evaluating the effect that the adoption will have on its consolidated financial statements, although it is anticipated that the impact will not be material.

In June 2006, the Emerging Issues Task Force released Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 concludes that this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and the presentation of those taxes on either a gross or a net basis is an accounting policy decision that should be disclosed. In addition, EITF 06-03 states that the amounts for taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. EITF 06-03 is effective for periods beginning after December 15, 2006. The adoption is not expected to have a material impact on the Company’s financial statements.

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

Interest Rate Risk

The Company’s Revolver has variable interest rates. Therefore, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for the Company’s 9.75% fixed rate senior subordinated notes, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt, assuming other factors are held constant. At January 27, 2007, the Company had variable rate debt of $30.9 million and fixed rate debt of $172.2 million, which includes approximately $0.1 million of capitalized leases. The interest rate per annum applicable to borrowings under the Revolver is equal to the base rate, Canadian prime rate, LIBOR or the Canadian BA rate, plus an applicable margin, depending on the nature of the loan, and mandatory costs, if any. The applicable margin may range from 0% to 1.75% and varies based on the Company’s fixed charge coverage rate. See Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 8. Had the outstanding Revolver balance as of the end of the fiscal year been outstanding for the full year, the impact on the Company’s results of operations of an increase of 100 basis points in the interest rate would have been approximately $0.2 million, net of tax.

Foreign Currency Exchange Rate Risk

If on January 27, 2007, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2007, we estimate, based on our year-end 2006 investments in financial instruments and holding everything else constant, that the effect on our fiscal 2007 results of operations would be immaterial.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholder and Board of Directors

Collins & Aikman Floorcoverings, Inc.

We have audited the accompanying consolidated balance sheets of Collins & Aikman Floorcoverings, Inc. and Subsidiaries (a Delaware corporation) as of January 27, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three fiscal years in the period ended January 27, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Crossley Carpet Mills Limited, a wholly-owned subsidiary, as of and for the fiscal year ended January 29, 2005, which statements reflect total assets of 9 percent of consolidated total assets as of January 29, 2005 and total revenues of 13 percent of consolidated revenues for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Crossley Carpet Mills Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Floorcoverings, Inc. and Subsidiaries as of January 27, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 2007 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II, as listed in the Index, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON, LLP
Atlanta, Georgia
April 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Crossley Carpet Mills Limited

We have audited the consolidated statements of loss and retained earnings and cash flow (not presented separately herein) of Crossley Carpet Mills Limited (a wholly-owned subsidiary of Collins & Aikman Floorcoverings, Inc.) for the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows for the period ended January 29, 2005 in accordance with Canadian generally accepted accounting principles.

/s/ Ernst & Young LLP (Canada)
Chartered Accountants
Halifax, Canada

March 11, 2005

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	January 27, 2007	January 28, 2006
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$6,754	$5,545
Accounts Receivable, net of allowances of $464 and $440 in fiscal 2006 and 2005, respectively	46,794	45,179
Inventories	37,870	38,331
Deferred Tax Assets	11,504	4,863
Prepaid Expenses and Other	687	3,292

Total Current Assets	103,609	97,210
PROPERTY, PLANT AND EQUIPMENT, net	60,074	64,267
GOODWILL	98,378	98,378
OTHER INTANGIBLE ASSETS, net	26,195	28,650
OTHER ASSETS	5,950	6,929
OTHER ASSETS - DISCONTINUED OPERATIONS (Note 3)	4,930	7,094

TOTAL ASSETS	$299,136	$302,528

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts Payable	$16,832	$14,692
Accrued Expenses	25,787	24,772
Current Portion of Long-Term Debt	434	4,648

Total Current Liabilities	43,053	44,112
OTHER LIABILITIES, including post-retirement benefit obligation	3,431	5,364
OTHER LIABILITIES - DISCONTINUED OPERATIONS (Note 3)	2,263	2,487
DEFERRED TAX LIABILITIES	8,519	4,441
LONG-TERM DEBT, net of current portion	197,805	197,673
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDER’S EQUITY:
Common Stock ($0.01 par value per share, 1,000 shares authorized, issued and outstanding in fiscal 2006 and fiscal 2005)	—	—
Paid-in Capital	72,648	72,648
Retained Deficit	(28,283)	(22,435)
Accumulated Other Comprehensive Loss:
Foreign Currency Translation Adjustment	(300)	(553)
Minimum Pension Liability Adjustment, net of tax	—	(1,209)

Total Stockholder’s Equity	44,065	48,451

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$299,136	$302,528

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands)

	Fiscal Year Ended
	January 27, 2007 (52 Weeks)	January 28, 2006 (52 Weeks)	January 29, 2005 (52 Weeks)
Net Sales	$350,365	$316,213	$331,946

Cost of Goods Sold	231,891	221,039	219,496
Selling, General & Administrative Expenses	78,523	76,654	75,943
Amortization	2,455	2,620	3,112

Operating Expenses	312,869	300,313	298,551

Operating Income	37,496	15,900	33,395
Minority Interest in (Income) Loss of Subsidiary	—	24	(97)
Equity in Earnings of Affiliate	—	—	893
Gain (Loss) on Early Extinguishment/Forgiveness of Debt	(213)	795	—
Net Interest Expense	20,650	20,082	20,443
Other Income (Expense)	(245)	96	(172)

Income (Loss) from Continuing Operations Before Income Taxes	16,388	(3,267)	13,576
Income Tax Expense (Benefit)	7,162	(358)	5,961

Income (Loss) from Continuing Operations	9,226	(2,909)	7,615
Gain (Loss) from Discontinued Operations, net of tax (Note 3)	979	(1,720)	(912)

Net Income (Loss)	$10,205	$(4,629)	$6,703

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(In Thousands, Except Share Amounts)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock (Shares)	Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation	Minimum Pension Liability	Total
BALANCE, January 31, 2004	1,000	$72,648	$(24,509)	$(493)	$(954)	$46,692
Net income	—	—	6,703	—	—	6,703
Change in foreign currency translation adjustment, net of tax	—	—	—	222	—	222

Total Comprehensive Income						6,925

BALANCE, January 29, 2005	1,000	$72,648	$(17,806)	$(271)	$(954)	$53,617
Net loss	—	—	(4,629)	—	—	(4,629)
Change in foreign currency translation adjustment, net of tax	—	—	—	(282)	—	(282)
Change in minimum pension liability adjustment, net of tax	—	—	—	—	(255)	(255)

Total Comprehensive Loss						(5,166)

BALANCE, January 28, 2006	1,000	$72,648	$(22,435)	$(553)	$(1,209)	$48,451
Net income	—	—	10,205	—	—	10,205
Change in foreign currency translation adjustment, net of tax	—	—	—	253	—	253
Change in minimum pension liability adjustment, net of tax	—	—	—	—	1,209	1,209

Total Comprehensive Income						11,667
Dividend to parent	—	—	(16,053)	—	—	(16,053)

BALANCE, January 27, 2007	1,000	$72,648	$(28,283)	$(300)	$—	$44,065

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,205	$(4,629)	$6,703
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	11,173	10,307	10,470
Amortization of intangible assets	2,455	2,620	3,112
Amortization and write-off of deferred financing fees	1,194	1,158	1,259
Change in deferred income tax	(1,873)	(679)	3,561
Equity in earnings of affiliate	—	—	(893)
Minority interest in income (loss) of subsidiary	—	(24)	97
(Gain) loss on early extinguishment/forgiveness of debt	213	(795)	—
Loss on disposal of fixed assets	220	36	172
Non-cash impairment charge from discontinued operations	2,237	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,437)	(4,828)	(5,844)
Inventories	1,048	(1,015)	(3,515)
Accounts payable	1,792	(1,410)	491
Accrued expenses	1,141	(3,080)	7,930
Other, net	(212)	(2,307)	3,702

Total adjustments	17,951	(17)	20,542

Net cash provided by (used in) operating activities	28,156	(4,646)	27,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of capital assets	37	370	92
Equity distribution from affiliate	—	—	922
Additions to property, plant, and equipment	(7,213)	(10,461)	(11,862)
Other	90	68	(199)

Net cash used in investing activities	(7,086)	(10,023)	(11,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	21,815	19,530	15,280
Repayments of revolving credit facilities	(25,457)	(15,888)	(15,280)
Repayment of 10% senior subordinated notes	(250)	—	—
Proceeds from issuance of long-term debt	30,909	752	641
Repayments of long-term debt	(30,813)	(9,322)	(1,784)
Dividends to Tandus Group, Inc.	(16,053)	—	—
Financing costs	(46)	(256)	(380)

Net cash used in financing activities	(19,895)	(5,184)	(1,523)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	34	(2)	(189)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,209	(19,855)	14,486
CASH AND CASH EQUIVALENTS, Beginning of Year	5,545	25,400	10,914

CASH AND CASH EQUIVALENTS, End of Year	$6,754	$5,545	$25,400

The accompanying notes are an integral part of these consolidated financial statements.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Collins & Aikman Floorcoverings, Inc. (the “Company”), a Delaware Corporation, is a manufacturer of floorcovering products for the North American specified commercial carpet market. The Company’s floorcovering products include (i) six-foot roll carpet and modular carpet tile, and (ii) high style tufted and woven broadloom carpets. The Company designs, manufactures and markets its C&A, Monterey and Crossley brands under the Tandus name for a wide variety of end markets, including corporate offices, education, healthcare, government facilities and retail stores. The ability to provide a “package of product offerings” in various forms, coupled with flexible distribution channels, allows the Company to provide a wide array of floorcovering solutions. The Company is headquartered in Georgia, with additional manufacturing locations in Canada and China. In addition, the Company operated a manufacturing facility in the United Kingdom until its sale in February 2007. See Note 3 contained herein for further information.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Collins & Aikman Floorcoverings, Inc., its subsidiaries, joint venture and its equity investment have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany items have been eliminated in consolidation.

During the fourth quarter of fiscal 2006, the Company announced its intent to exit manufacturing in the United Kingdom. The Company subsequently entered into a definitive agreement to sell its wholly-owned United Kingdom subsidiary, Tandus Europe Ltd. The financial results of Tandus Europe Ltd. are reported as discontinued operations in the consolidated financial statements for each year presented. Except where noted, the information presented in these notes to the consolidated financial statements excludes the Company’s discontinued operations. See Note 3 contained herein for further information.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with current year classifications.

Fiscal Year

The fiscal year of the Company ends on the last Saturday of January. Fiscal years are identified according to the calendar year in which the majority of the months fall. Fiscal years 2006, 2005 and 2004 were 52-week years which ended on January 27, 2007, January 28, 2006 and January 29, 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Revenue Recognition

Revenue is recognized when goods are shipped, which is when legal title passes to the customer. For product installations subject to customer approval, revenue is recognized upon acceptance by the customer. The Company provides certain installation services to customers utilizing independent third-party contractors. The billings and expenses for these services are included in net sales and cost of goods sold, respectively. These billings and expenses were $17.1 million, $14.6 million and $15.0 million for fiscal 2006, 2005 and 2004, respectively. Freight charged to customers is included in net sales. Freight fees included in net sales were $6.2 million, $6.1 million and $5.5 million in fiscal 2006, 2005 and 2004, respectively.

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

Net foreign currency gain (loss) recognized in the consolidated statements of operations was approximately $(0.3) million, $0.0 million and $0.9 million for fiscal years 2006, 2005 and 2004, respectively.

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable, and long-term debt. Because of the short-term maturity of cash and cash equivalents and trade accounts receivable, carrying value approximates fair value.

The carrying value of the senior secured revolving credit facility portion of the Company’s long-term debt approximates the fair value as the facility is subject to variable interest rates. As of January 27, 2007, the estimated fair value of the 9.75% Senior Subordinated Notes exceeded their carrying value by approximately $4.0 million. Fair value of the 9.75% Senior Subordinated Notes is determined by market sources. See Note 9 for further information.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and investments with an original maturity of three months or less. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments. Cash held by the Company’s foreign subsidiaries totaled $3.3 million and $2.9 million as of January 27, 2007 and January 28, 2006, respectively.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Market value is determined based on replacement cost for raw materials and net realizable value for work in process and finished goods. Reserves are established based on percentage markdowns applied to inventories aged for certain time periods and size of lot.

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

Goodwill and other intangible assets with an indefinite useful life are tested for impairment annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s annual impairment testing is performed as of the end of each third fiscal quarter. An intangible asset with a finite life is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance in SFAS No. 144.

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

Stock Based Compensation

Effective January 29, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the prospective transition method. This method allows the application of the provisions of SFAS No. 123(R) to share-based awards granted subsequent to adoption. There were no grants of stock-based compensation during the fiscal year ended January 27, 2007. For stock-based compensation issued prior to January 29, 2006, the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

In August 2001, Tandus Group adopted the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan (the “2001 Plan”) which provides for the issuance of options to purchase 57,061.64 shares of Tandus Group common stock (the “Old Options”). The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus Group’s Board of Directors or its Compensation Committee. The Old Options become exercisable over five years, expire ten years from the date of grant and vest only upon the achievement of certain earnings targets; however, accelerated vesting could occur due to a change in control. The Company accounts for the Old Options as variable options and will record expenses based upon increases and decreases in the fair market value of the common stock at the end of each reporting period. As of January 27, 2007, the Company has not recorded any stock-based compensation cost in net income (loss) as the

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

targets established under the program have not been achieved and all Old Options outstanding had an exercise price equal to the market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2006, the Company purchased a portion of the Old Options outstanding for a nominal flat fee per employee. At January 27, 2007, no shares are exercisable and the weighted average contractual life of the outstanding Old Options is 4.5 years.

The Company has historically recorded these options under the minimum value method. Upon the adoption of SFAS No. 123(R), the Company is no longer required to provide proforma disclosures.

On December 6, 2006, Tandus Group adopted the 2001 Tandus Group, Inc. Amended and Restated Management Stock Option Plan (the “2001 Amended Plan”) which provides for the issuance of options to purchase 500,000 shares of Tandus Group common stock (the “New Options”). The 2001 Amended Plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus Group’s Board of Directors or its Compensation Committee. No New Options had been granted as of January 27, 2007; however, New Options were granted on January 31, 2007, at which time all Old Options were cancelled. SFAS No. 123(R) will be effective for all awards granted or modified after January 29, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value and revises provisions of FASB Statement No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is current evaluating the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status through comprehensive income. In addition, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. The provisions of SFAS No. 158 are effective for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. While the effect of the adoption of SFAS No. 158 on the Company’s financial position has not yet been determined, the adoption will have no effect on the Company’s results of operations.

In September 2006, the Securities & Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides additional guidance on determining the materiality of cumulative unadjusted misstatements in both current and future financial statements. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 which did not result in a material impact to its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that an income tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will adopt FIN 48 on January 28, 2007 and is currently evaluating the effect that the adoption will have on its consolidated financial statements, although it is anticipated that the impact will not be material.

In June 2006, the Emerging Issues Task Force released Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 concludes that this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and the presentation of those taxes on either a gross or a net basis is an accounting policy decision that should be disclosed. In addition, EITF 06-03 states that the amounts for taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. EITF 06-03 is effective for periods beginning after December 15, 2006. The adoption is not expected to have a material impact on the Company’s financial statements.

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

3. DISCONTINUED OPERATIONS

In December 2006, the Company announced its intent to exit manufacturing in the United Kingdom. On February 5, 2007, the Company completed the sale of its subsidiary, Tandus Europe Ltd., to Interior Projects Solutions Limited (the “Purchaser”) in exchange for a note with a face value of $4.0 million. The discounted value of the note is $2.6 million reflecting the net present value of the future anticipated cash flows at a market rate for similar instruments of 18%. The Purchaser will continue to manufacture carpet products for distribution throughout Europe and, under a separate agreement, will be the exclusive distributor of the Company’s products in several European countries provided that certain minimum performance and other requirements are satisfied.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Additionally, certain products manufactured by the Purchaser will continue to bear the Company’s C&A brand.

In conjunction with the classification of Tandus Europe Ltd. as an asset held for sale, the Company recognized a loss of $2.3 million before tax to write down the value of its net assets to the fair value to be received and recorded an additional loss of $0.4 million before tax related to the accrual of certain severance and legal expenses related to the disposition. Included in the $2.3 million loss is recognition of $0.2 million of foreign currency translation adjustment loss previously reported in Accumulated Other Comprehensive Loss. The Company recorded an income tax benefit of $5.7 million principally related to the write-off of intercompany receivables due from the subsidiary to be sold. The net impact of this activity resulted in an after-tax gain of $3.0 million.

Selected results for the United Kingdom subsidiary are as follows (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Net Sales	$8,903	$8,843	$8,528

Loss from Operations Before Income Taxes	$(2,006)	$(1,720)	$(912)
Income Taxes	—	—	—

Loss from Operations, net of tax	(2,006)	(1,720)	(912)
Loss on Disposal Before Income Tax Benefit	(2,686)	—	—
Income Tax Benefit	(5,671)	—	—

Gain (Loss) from Discontinued Operations	$979	$(1,720)	$(912)

Assets and liabilities for discontinued operations as reported in the accompanying consolidated balance sheets are comprised of the following (in thousands):

	January 27, 2007	January 28, 2006
Other Assets
Cash and Cash Equivalents	$168	$258
Accounts Receivable	959	1,512
Inventories	1,076	1,662
Prepaid Expenses and Other	115	232
Property, Plant, and Equipment, net	2,612	3,430

Other Assets - Discontinued Operations	$4,930	$7,094

Other Liabilities
Accounts Payable	$1,763	$2,111
Accrued Expenses	500	376

Other Liabilities - Discontinued Operations	$2,263	$2,487

4. INVENTORIES

Net inventory balances are summarized below (in thousands):

	January 27, 2007	January 28, 2006
Raw materials	$18,928	$17,427
Work in process	7,022	6,296
Finished goods	11,920	14,608

	$37,870	$38,331

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, are summarized below (in thousands):

	Depreciable Lives	January 27, 2007	January 28, 2006
Land improvements	15 years	$2,140	$2,121
Buildings	35 years	20,804	20,735
Machinery and equipment	3-9 years	110,169	106,549
Leasehold improvements	Lease term or 10 years	5,148	4,687
Construction in progress	—	937	1,074

		139,198	135,166

Less accumulated depreciation		(79,124)	(70,899)

		$60,074	$64,267

Depreciation expense and leasehold amortization of property, plant and equipment was $10.9 million for fiscal 2006, $10.0 million for fiscal 2005 and $10.0 million for fiscal 2004.

6. OTHER INTANGIBLE ASSETS

The Company holds a patent that is being amortized over an eleven-year period using the straight-line method. The gross carrying amount and accumulated amortization of the patent were $27.0 million and $24.5 million, respectively, as of January 27, 2007, and $27.0 million and $22.2 million, respectively, as of January 28, 2006.

The Company has indefinite lived intangible assets for trade names with a carrying value of $23.6 million as of January 27, 2007 and January 28, 2006. Additionally, the Company has an unamortized intangible asset related to its defined benefit plans in the amount of $0.1 million as of January 27, 2007 and January 28, 2006.

Amortization expense was $2.5 million for fiscal year 2006, $2.6 million for fiscal year 2005, and $3.1 million for fiscal year 2004. Amortization expense of $2.5 million is estimated for fiscal year 2007. No amortization expense is anticipated for fiscal years thereafter.

7. ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):

	January 27, 2007	January 28, 2006
Payroll and employee benefits	$7,808	$6,495
Customer claims	3,219	1,798
Accrued interest	7,443	7,796
Accrued professional fees	2,913	3,323
Other	4,404	5,360

	$25,787	$24,772

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Substantially all U.S. employees of the Company who meet eligibility requirements are covered under a defined contribution plan, which is administered by the Company. Eligible participants can contribute up to 10% of their annual compensation and receive Company matching contributions based on formulas as specified in the plan document. The Company contributed approximately $1.2 million, $1.0 million and $0.8 million in fiscal years 2006, 2005 and 2004, respectively, to the plan.

U.S. Defined Benefit Plan

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

The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plan, and amounts recognized in the Company’s consolidated financial statements as of January 27, 2007 and January 28, 2006 using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
(in thousands)	January 27, 2007	January 28, 2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,668	$4,702
Service cost	—	—
Interest cost	233	232
Change in assumptions	14	—
Actuarial (gain) loss	(336)	203
Benefits paid	(371)	(476)
Settlement loss	5	7

Benefit obligation at end of year	$4,213	$4,668

Change in Plan Assets:
Fair value of plan assets at beginning of year	$4,339	$4,776
Company contributions	—	—
Actual return on plan assets	473	39
Benefits paid	(371)	(476)

Fair value of plan assets at end of year	$4,441	$4,339

Funded Status of the Plan:
Funded status at end of year	$228	$(329)
Unamortized net actuarial loss	1,235	1,943

Prepaid benefit cost	1,463	1,614
Additional minimum liability	—	(1,943)

(Accrued) Prepaid benefit cost after additional minimum liability	$1,463	$(329)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
(in thousands)	January 27, 2007	January 28, 2006	January 29, 2005
Net Pension Cost Includes the Following Components:
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligations	233	232	274
Expected return on plan assets	(321)	(319)	(363)
Recognized net actuarial losses	109	127	99
Settlement losses	129	187	177

Net periodic pension expense for year	$150	$227	$187

	January 27, 2007	January 28, 2006
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.50%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	5.50%
Expected long-term rate of return on assets	7.75%	7.75%

As previously disclosed, the U.S. plan was frozen during fiscal 2002. Accordingly, there is no assumed rate of compensation increase associated with current and future plan calculations.

The accumulated benefit obligation for each of the years ended January 27, 2007 and January 28, 2006 is $4.2 million and $4.7 million, respectively.

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

The U.S. Plan’s weighted-average asset allocations at January 27, 2007 and January 28, 2006, by asset category are as follows:

Asset Category	Fiscal 2006 Target Allocation	January 27, 2007	January 28, 2006
Equity Securities	70%	70%	62%
Fixed Income Debt Securities	30%	30%	38%

Total	100%	100%	100%

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following benefit payments are expected to be paid (in thousands):

Plan Year	Payout Projection
2007	$195
2008	236
2009	178
2010	265
2011	380
2012 – 2016	976

No employer contributions are expected to be required in fiscal 2007.

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

The following tables provide a reconciliation of the projected benefit obligation, plan assets, the funded status of the plans and amounts recognized in the Company’s consolidated financial statements at January 27, 2007 and January 28, 2006 using December 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions.

	Fiscal Year Ended
(in thousands)	January 27, 2007	January 28, 2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$10,082	$7,876
Service cost	1,065	925
Interest cost	517	480
Benefits paid	(599)	(1,035)
Foreign currency adjustment	(92)	643
Actuarial gain	(106)	—
Plan amendments	376	—
Change in assumptions	—	1,193

Benefit Obligation at end of year	$11,243	$10,082

Change in Plan Assets:
Fair value of plan assets at beginning of year	$8,750	$7,301
Company contributions	1,164	882
Foreign currency adjustment	(79)	597
Actual return on plan assets	1,146	1,005
Benefits paid	(599)	(1,035)

Fair value of plan assets at end of year	$10,382	$8,750

Funded Status of the Plan:
Funded status at end of year	$(861)	$(1,332)
Unamortized net actuarial loss	1,106	1,394

Prepaid benefit cost	245	62
Additional minimum liability (Intangible pension asset)	(130)	(189)

(Accrued) prepaid benefit cost after additional minimum liability	$115	$(127)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fiscal Year Ended
(in thousands)	January 27, 2007	January 28, 2006	January 29, 2005
Net Pension Cost Includes the Following Components:
Service cost —benefits earned during the period	$1,074	$915	$609
Interest cost on projected benefit obligations	521	475	432
Expected return on plan assets	(632)	(541)	(472)
Recognized net actuarial loss	26	2	3

Net periodic pension expense for year	$989	$851	$572

	January 27, 2007	January 28, 2006
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.25%	5.25%
Rate of Compensation Increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	6.00%
Expected long-term rate of return on assets	7.00%	7.00%
Rate of Compensation Increase	4.00%	4.00%

The accumulated benefit obligation for the years ended January 27, 2007 and January 28, 2006 is $10.1 million and $8.9 million, respectively.

The Company’s Canadian Plan weighted-average asset allocations at December 31, 2006 and December 31, 2005 by asset category are as follows:

	Target Allocation	December 31, 2006	December 31, 2005
Core Canadian Equity	32.5%	35.6%	36.9%
U.S. Equity	10.0%	14.4%	12.2%
Real Estate	5.0%	4.0%	4.2%
Bond	32.5%	34.0%	31.4%
Mortgage	5.0%	2.4%	4.0%
International Equity	10.0%	9.6%	8.5%
Money Market	5.0%	0.0%	2.8%

Total	100.0%	100.0%	100.0%

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

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following benefit payments are expected to be paid (in thousands):

Plan Year	Payout Projection
2007	$293
2008	223
2009	597
2010	645
2011	816
2012 – 2016	8,371

The employer contributions expected to be paid in fiscal 2007 are $0.8 million.

Postretirement Benefit Plan

The Company provides a fixed dollar reimbursement for life and medical coverage for certain of the Company’s retirees (over age 65 with 10 years of service or more) under the postretirement benefit plan (the “Postretirement Plan”) currently in effect.

The following tables provide a reconciliation of the projected benefit obligation, the funded status and amounts recognized in the Company’s financial statements at January 27, 2007 and January 28, 2006 (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,457	$2,400
Service cost	175	169
Interest cost	127	122
Change in assumptions	—	77
Actuarial gain	(96)	(182)
Benefits paid	(57)	(52)
Curtailment gain	—	(77)

Benefit Obligation at end of year	$2,606	$2,457

Funded Status of the Plan:
Funded status at end of year	$(2,606)	$(2,457)
Unamortized net actuarial (gain) loss	(90)	5

Accrued benefit cost	$(2,696)	$(2,452)

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Net Pension Cost Includes the Following Components:
Service cost—benefits earned during the period	$175	$169	$165
Interest cost on projected benefit obligations	127	122	125
Curtailment gain	—	(77)	—

Net periodic pension expense for year	$302	$214	$290

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The weighted-average discount rate used in determining the postretirement benefit obligations was 5.50% at January 27, 2007 and January 28, 2006. The weighted-average discount rate used in determining the net periodic pension expense was 5.50% for the year ended January 27, 2007 and 5.75% for the year ended January 28, 2006. The Postretirement Plan is unfunded. The Postretirement Plan does not allow for increases in employer-paid costs for participants who retired after 1998; therefore, the health care cost trend rate assumption has no material impact on the obligation of the Company.

The following benefit payments are expected to be paid (in thousands):

Plan Year	Payout Projection
2007	$106
2008	118
2009	130
2010	148
2011	161
2012 – 2016	994

The employer contributions expected to be paid in fiscal 2007 are $0.1 million.

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 27, 2007	January 28, 2006
10% Senior Subordinated Notes, due 2006	$—	$250
9.75% Senior Subordinated Notes, due 2010	165,000	165,000
Senior Secured Revolving Credit Facility	30,909	—
Senior Secured Credit Facility	—	30,598
Sinking Fund Bonds	866	1,335
Revolving Line of Credit	—	3,642
Other Debt	1,464	1,496

Total Debt	198,239	202,321
Less Current Maturities	434	4,648

	$197,805	$197,673

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

As of January 27, 2007 the estimated fair value of the 9.75% Notes exceeded their carrying value by approximately $4.0 million. Fair value of the 9.75% Notes is obtained from market sources.

Senior Secured Revolving Credit Facility

On January 18, 2007, the Company entered into a senior secured revolving credit facility agreement which provides for an $80.0 million senior secured revolving credit facility (the “Revolver”) including a $20.0 million sub-limit for letters of credit. The facility is apportioned between a U.S. revolving credit facility and a Canadian revolving credit facility. All obligations of the Company are secured by a first priority, perfected security interest in, and lien upon, substantially all tangible and intangible assets of the Company, a pledge of the stock of all domestic subsidiaries, and a pledge of 65% of the stock of any first tier material foreign subsidiaries. The proceeds of the Revolver have been and/or will be used for, among other purposes, (i) the refinancing of the Company’s previous credit facility, (ii) ongoing working capital needs of the Company, (iii) the payment of a dividend to the Company’s sole stockholder, Tandus Group, which Tandus Group in turn dividended to its shareholders, (iv) the payment of accrued management fees owed to two principal shareholders of Tandus Group and (v) the payment of other fees and expenses.

Interest on amounts outstanding under the Revolver is payable either at the base rate, Canadian Prime Rate, LIBOR, or the Canadian BA Rate, plus an applicable margin, depending on the nature of the loan, and mandatory costs, if any. The applicable margin may range from 0% to 1.75% and will vary based on the Company’s fixed charge coverage ratio. The weighted average interest rate on the Revolver for fiscal 2006 was 6.89%. The Revolver matures on January 18, 2012.

The Revolver is subject to certain representations, warranties, affirmative and negative covenants, and financial conditions customary for similar senior secured revolving credit facilities. As is customary in debt agreements, in the event the Company is not in compliance with the covenants of the revolver, the Company will also be subject to the cross default provisions of the indenture governing the 9.75% notes, and vice versa. The Company was in compliance with all covenants as of January 27, 2007, and expects to remain in compliance throughout fiscal 2007, although no assurances to that effect can be given.

As of January 27, 2007, the Revolver had $30.9 million of borrowings outstanding and $4.2 million of letters of credit outstanding leaving total availability of $44.9 million.

Senior Credit Facility

In conjunction with a recapitalization in fiscal 2001, the Company entered into the 2001 Senior Secured Credit Facility (the “Senior Credit Facility”) with a group of banks consisting of a $50.0 million term loan facility (“Tranche A Term Loan Facility”), a $156.0 million term loan facility (“Tranche B Term Loan Facility”), and a $50.0 million revolving credit facility, which included a letter-of-credit sublimit of $15.0 million.

The Tranche A Term Loan Facility was repaid in full with proceeds of the 9.75% Notes in February 2002. The Tranche B Term Loan Facility and the revolving credit portion of the 2001 Credit Facility were repaid in full with proceeds of the Revolver in January 2007.

The Senior Credit Facility’s interest was calculated at a per annum rate equal to the Company’s choice of (a) an adjusted rate based on LIBOR plus a Eurodollar margin or (b) an alternative base rate, as defined by the Senior Credit Facility, plus a base rate margin. With respect to the revolving credit facility, the Eurodollar margin and the base rate margin adjusted quarterly on a sliding scale based on the net senior leverage ratio for the immediately preceding four consecutive quarters. The weighted average interest rate of the Senior Credit Facility for the fiscal year ended January 27, 2007 was 8.22%.

In August 2004, the Senior Credit Facility was amended to provide for activities related to the Facility Maximization. As part of the provisions, among other things, Monterey was released as a subsidiary guarantor, the Company was allowed to exclude up to $10.0 million of Facility Maximization costs from the financial covenant calculations and the credit spread was reduced.

Effective October 29, 2005, the Company amended its Senior Credit Facility to modify certain financial covenants. The amendment eliminated the interest coverage ratio requirement and modified the minimum fixed charge coverage ratio (as defined) for third quarter of fiscal 2005 and all future measurement periods to be 1.0 to 1.0. The amendment also provided for the exclusion from the financial covenants calculations of additional costs related to the Company’s broadloom consolidation project, in addition to other specified charges, totaling $3.0 million.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Sinking Fund Bonds

Approximately $0.9 million of long-term debt consisting of sinking fund bonds held and issued by the Nova Scotia Business Development Corporation was outstanding as of January 27, 2007. The debt is non-interest bearing. The Company negotiated with the Nova Scotia government the forgiveness of these sinking fund bonds as part of the Facility Maximization (see Note 11 contained herein). The forgiveness commenced in fiscal 2006, will continue over the remaining term of the note, and is based upon maintaining a defined level of full-time equivalent employees at the Company’s Nova Scotia facilities. The Company recognized a gain on forgiveness of debt related to these bonds of $0.2 million during fiscal 2006.

At January 27, 2007, the scheduled annual maturities of long-term debt are as follows (in thousands):

Fiscal Year:	Amount
2007	$434
2008	425
2009	427
2010	165,429
2011	31,313
Thereafter	211

$198,239

Total interest paid by the Company on all indebtedness was $20.4 million, $19.3 million and $18.6 million for fiscal 2006, 2005 and 2004, respectively.

Deferred Financing Costs

Financing costs of $3.8 million and $4.1 million associated with the issuance of the Revolver, Senior Credit Facility and the 9.75% Notes are included in other assets on the accompanying balance sheets as of January 27, 2007 and January 28, 2006, respectively. The Company recorded deferred financing costs of $1.3 million during fiscal 2006 related to the Revolver. A write-off of $0.4 million was recorded in fiscal 2006 in connection with the extinguishment of the Senior Credit Facility. Financing costs are amortized on the straight-line method over the term of the respective debt agreements. Amortization expense charged to interest expense was $1.2 million in fiscal 2006, $0.7 million in fiscal 2005 and $1.7 million in fiscal 2004.

Net Interest Expense

Total net interest expense was $20.7 million, $20.1 million and $20.4 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively, which includes interest income of $0.4 million in fiscal 2006, $0.3 million in fiscal 2005 and $0.2 million in fiscal 2004.

10. INCOME TAXES

Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Domestic	$16,735	$(3,229)	$16,548
Foreign	(347)	(38)	(2,972)

	$16,388	$(3,267)	$13,576

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Components of the income tax provision for fiscal years 2006, 2005 and 2004 are summarized as follows (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Current:
Federal	$3,839	$(1,288)	$3,560
State and local	1,279	(252)	283
Foreign	(108)	—	—

	5,010	(1,540)	3,843

Deferred:
Federal	1,843	140	3,189
State and local	309	(75)	333
Foreign	—	1,117	(1,404)

	2,152	1,182	2,118

Income tax expense (benefit)	$7,162	$(358)	$5,961

The reconciliation between income taxes computed at the U.S. Federal income statutory rate of 34% and the provision for income taxes as included in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Amount at U.S. Federal income tax rate	$5,572	$(1,111)	$4,616
State and local income taxes, net of federal income taxes	1,048	(216)	400
Nondeductible expenses	800	220	259
Reduction in tax contingencies	—	(272)	—
Tax effect of foreign operations	50	1,117	(45)
Tax refunds from prior year amended returns	—	(318)	—
Rate change on prior year gross deferred items	(112)	(167)	(22)
Change in valuation allowance	2	738	692
Other	(198)	(349)	61

Income tax expense (benefit)	$7,162	$(358)	$5,961

Amounts recognized in the consolidated balance sheets consist of (in thousands):

	January 27, 2007	January 28, 2006
Deferred tax assets - current	$11,504	$4,863
Deferred tax assets - non-current	—	690
Deferred tax liabilities - non-current	8,519	4,441

Net deferred tax assets	$2,985	$1,112

The Company had federal and state tax net operating loss carryforwards totaling $5.6 million as of January 28, 2006. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from five to twenty years. A federal net operating loss carryforward of $5.6 million is carried into the fiscal year ended January 27, 2007. Gross state net operating loss carryforwards totaling $42.7 million are carried over into the fiscal year ended January 27, 2007.

Foreign tax net operating loss carryforwards totaled $5.2 million and $8.2 million as of January 27, 2007 and January 28, 2006, respectively. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from nine years to an indefinite expiration. A valuation allowance of $3.7 million was established at January 28, 2006 for certain of these losses for which realization, in management’s assessment, is considered more likely than not to be unutilized in future years.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company previously generated tax credits in the state of California totaling $1.4 million, for which a full valuation allowance was established at January 28, 2006 as management has assessed that these state tax credits are likely to never be realized.

The components of the net deferred tax assets as of January 27, 2007 and January 28, 2006 were as follows (in thousands):

	January 27, 2007	January 28, 2006
Deferred tax assets:
Warranty & customer claims accruals	$492	$539
Employee benefits	—	1,337
Inventory reserves	1,113	1,123
Accrued taxes	—	35
Other liabilities and reserves	2,229	2,354
AMT credits	104	680
Deferred compensation	8,275	7,186
State credits	1,385	943
Federal and state net operating loss carryforwards	4,019	2,144
Other	245	—
Foreign tax credits	6,598	2,208
Foreign net operating loss carryforwards	2,774	2,394
Valuation allowance	(1,713)	(1,271)

Total deferred tax assets	25,521	19,672

Deferred tax liabilities:
Tax depreciation in excess of book	8,421	7,733
Goodwill and intangible amortization	13,874	10,827
Other	241	—

Total deferred tax liabilities	22,536	18,560

Net deferred tax assets	$2,985	$1,112

Payments (refunds) for income taxes by the Company were $2.4 million, $1.5 million and $(1.1) million for fiscal 2006, 2005 and 2004, respectively.

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

During fiscal 2005 and 2004, the Company incurred costs associated with the Facility Maximization, which consisted of temporary production inefficiencies, equipment movement and installation costs, professional fees, severance and other related costs. These costs are reflected in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Facility Maximization costs incurred are reported as follows (in millions):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
Cost of Goods Sold	$6.2	$2.6
Selling, General and Administrative Expenses	2.0	1.4

Total Facility Maximization Project Costs	$8.2	$4.0

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The original anticipated total expenditures and actual costs incurred for the Facility Maximization are as follows (in millions):

	Anticipated Total Expenditures as of August 10, 2004	Amounts Incurred During Fiscal Year Ended January 29, 2005	Amounts Incurred During Fiscal Year Ended January 28, 2006	Total Amounts Incurred
Severance Costs	$1.8	$1.5	$0.6	$2.1
Contractual Obligations and Professional Fees	3.1	0.4	0.8	1.2
Other Project Costs	1.5	2.1	6.8	8.9

Gross Project Expenditures	$6.4	$4.0	$8.2	$12.2

Capital expenditure costs related to the project were $2.7 million and $2.0 million during fiscal 2005 and 2004, respectively.

As part of the Facility Maximization, the Company negotiated with the Nova Scotia government the forgiveness of debt consisting of Crossley’s outstanding sinking fund bonds. See Note 9 contained herein for further discussion.

There were minimal remaining costs related to the Facility Maximization accrued as of January 28, 2006. No costs were accrued as of January 27, 2007.

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Net Income (Loss)	$10,205	$(4,629)	$6,703
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	253	(282)	222
Minimum pension liability adjustment	2,015	(424)	—
Income tax benefit (expense)	(806)	169	—

Total Comprehensive Income (Loss)	$11,667	$(5,166)	$6,925

13. STOCK OPTIONS

In August 2001, Tandus Group adopted the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan (the “2001 Plan”) which provides for the issuance of options to purchase 57,061.64 shares of Tandus Group common stock (the “Old Options”). The plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus Group’s Board of Directors or its Compensation Committee. The Old Options become exercisable over five years, expire ten years from the date of grant and vest only upon the achievement of certain earnings targets; however, accelerated vesting could occur due to a change in control. The Company accounts for the Old Options as variable options and will record expenses based upon increases and decreases in the fair market value of the common stock at the end of each reporting period. As of January 27, 2007, the Company has not recorded any expense as the targets established under the program have not been achieved. During the fourth quarter of fiscal 2006, the Company purchased a portion of the Old Options outstanding for a nominal flat fee per employee. At January 27, 2007, no shares are exercisable and the weighted average contractual life of the outstanding Old Options is 4.5 years.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the activity in the plans for fiscal years 2006, 2005, and 2004:

	Number of Shares	Average Exercise Price
Outstanding at January 31, 2004	50,357	$35.70
Granted in fiscal 2004	—	35.70
Canceled in fiscal 2004	(7,675)	35.70

Outstanding at January 29, 2005	42,682	35.70
Granted in fiscal 2005	—	35.70
Canceled in fiscal 2005	(8,673)	35.70

Outstanding at January 28, 2006	34,009	35.70
Granted in fiscal 2006	—	35.70
Canceled in fiscal 2006	(14,665)	35.70

Outstanding at January 27, 2007	19,344	35.70

On December 6, 2006, Tandus Group adopted the 2001 Tandus Group, Inc. Amended and Restated Management Stock Option Plan (the “2001 Amended Plan”) which provides for the issuance of options to purchase 500,000 shares of Tandus Group common stock (the “New Options”). The 2001 Amended Plan allows the issuance of non-qualified stock options at an exercise price determined by Tandus Group’s Board of Directors or its Compensation Committee. No New Options had been granted as of January 27, 2007; however, New Options were granted on January 31, 2007, at which time all Old Options were cancelled.

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 contained herein. Performance of the segments is evaluated on Adjusted EBITDA, which represents earnings before interest, taxes, depreciation, amortization, cumulative effect of change in accounting principle, Chroma cash dividends, non-cash charges or expenses (other than the write-down of current assets), loss from discontinued operations, minority interest in income (loss) of subsidiary, costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, equity in earnings of Chroma and gain on forgiveness of debt.

The Floorcoverings segment represents all floorcoverings products. These products are six-foot roll carpet, modular carpet tile and tufted and woven broadloom carpet. The Extrusion segment represents the Company’s extrusion plant, which was acquired on May 8, 2002. Products in this segment are nylon or polypropylene extruded yarn.

No single customer represented 10% or more of the Floorcovering segment’s sales for any year presented in the accompanying financial statements. In the Extrusion segment, the Company had two external customers in each of fiscal years 2006, 2005 and 2004 that exceeded 10% of the segment’s total net sales. For 2006, these customers represented 18.9% and 16.1%. For 2005, these

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

customers represented 22.9% and 12.8%. For 2004, these customers represented 35.4% and 14.0%. No other Extrusion segment customers represented 10% or more of sales for any year presented in the accompanying financial statements.

The tables below provide certain financial information by segment (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Net Sales to External Customers:
Floorcoverings	$325,892	$289,377	$308,689
Extrusion	24,473	26,836	23,257

Total Sales to External Customers	$350,365	$316,213	$331,946

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Adjusted EBITDA:
Floorcoverings	$44,634	$32,749	$48,353
Extrusion	6,185	5,203	3,085

Total Adjusted EBITDA	$50,819	$37,952	$51,438

	January 27, 2007	January 28, 2006
Consolidated Assets:
Floorcoverings	$271,986	$269,256
Extrusion	22,220	26,178
Discontinued Operations	4,930	7,094

Total Consolidated Assets	$299,136	$302,528

Included in the asset amounts above is goodwill for the Floorcoverings segment in the amount of $92.7 million as of January 27, 2007 and January 28, 2006, and for the Extrusion segment in the amount of $5.6 million as of January 27, 2007 and January 28, 2006.

A reconciliation of net income (loss) as reported in the consolidated statements of operations to Adjusted EBITDA as shown above is as follows (in thousands):

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$10,205	$(4,629)	$6,703
Income tax expense (benefit)	7,162	(358)	5,961
Net interest expense	20,650	20,082	20,443
Depreciation	10,860	10,021	10,023
Amortization	2,455	2,620	3,112
(Gain) Loss from discontinued operations	(979)	1,720	912
Gain of forgiveness of debt	(228)	—	—
Chroma cash dividends	—	—	922
Equity in earnings of Chroma	—	—	(893)
Minority interest in income (loss) of subsidiary	—	(24)	97
Facility maximization costs	—	8,158	3,986
Other	694	362	172

Adjusted EBITDA	$50,819	$37,952	$51,438

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Information relative to sales and long-lived assets for the United States and other countries is summarized in the following tables (in thousands). Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets include all assets associated with operations in the indicated geographic area excluding intercompany receivables and investments.

	Fiscal Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Net Sales:
Domestic	$306,848	$287,857	$299,169
Canada	34,179	25,901	31,014
Other International	9,374	2,455	1,763

Total	$350,401	$316,213	$331,946

	January 27, 2007	January 28, 2006
Long-lived Assets (1):
Domestic	$168,897	$173,770
Canada	11,217	12,847
Other International	4,533	4,678

Total	$184,647	$191,295

(1)	Consists of the net book value of property, plant and equipment, goodwill and other intangible assets.

15. RELATED-PARTY TRANSACTIONS

Effective January 2001, the Company entered into Professional Services Agreements with each of Oaktree Fund and B of A Fund (collectively, the “Funds”). The terms of both agreements are substantially the same. The Funds will provide management and financial consulting services to the Company from time to time. These services will include consulting on business strategy, future investments, future acquisitions and divestitures, and debt and equity financing. For these services, the Company has agreed to pay each of the Funds quarterly fees of $62,500 and to reimburse them for reasonable travel and other out-of-pocket fees and expenses incurred by them in providing services to the Company (including, but not limited to, fees and expenses incurred in attending Company-related meetings). The Company has also agreed to indemnify each of the Funds against any losses the Funds may suffer arising out of the services they provide to us in connection with these agreements, such as losses arising from third party suits. The agreements terminate on the first of (1) the date on which either of the Funds, as the case may be, owns less than 25% of the capital stock in Tandus Group, (2) the date on which Tandus Group is either sold to a party who does not currently own more than 5% of Tandus Group’s common stock or (3) substantially all the assets of Tandus Group are sold. Included in the Company’s consolidated balance sheets as of January 28, 2006 are accrued liabilities of $2.5 million related to services provided to the Company by the Funds. No amounts were accrued as of January 27, 2007.

As previously discussed, on January 18, 2007, the Company entered into a $80 million senior secured revolving credit facility. The lender in the facility is Bank of America N.A. which is an affiliate of the B of A Fund, the second largest shareholder of Tandus Group.

One of the Company’s directors, Daniel G. MacFarlan, is currently providing operational advisory services to the Company. The initial term of his advisory services was six months, which commenced in January 2006. The amount received by Mr. MacFarlan was $350,000 for that initial term. The term was extended for an additional six months for additional compensation of $350,000. The Company has extended Mr. MacFarlan’s advisory services arrangement throughout 2007 for compensation totaling $350,000 for the year.

Prior to and during fiscal 2004, the Company and another partner each held a one-half interest in Chroma Systems Partners (“Chroma”), a general partnership, which provided carpet dyeing and finishing services to the partners and outside third parties. During fiscal 2004, the Company was charged $9.8 million for these services. Under the terms of its agreement, the Company leased a portion of its carpet manufacturing and administrative space from the partnership in addition to sharing certain executive and other costs. During fiscal 2004, the Company paid the partnership approximately $0.6 million for the specified services. In fiscal 2004, the Company successfully negotiated its exit from the Chroma partnership with a resulting charge of $0.2 million for the negotiated settlement and the early termination of its Dyeing and Finishing Agreement.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CERTAIN RISKS

Lease Commitments

The Company is obligated under various leases for office space, machinery and equipment. At January 27, 2007 future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments
2007	$3,027
2008	1,783
2009	1,037
2010	750
2011	273
Thereafter	—

$6,870

Rental expense under operating leases was approximately $2.9 million, $3.6 million and $3.9 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Environmental

The Company is subject to federal, state, and local laws and regulations concerning the environment. At January 27, 2007, management concluded that no environmental reserves were required. In the opinion of the Company’s management, based on the facts presently known to it, the ultimate outcome of any environmental matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Because the Company believes it has meritorious grounds to seek reversal of the judgment on appeal, the Company filed a Notice of Appeal on August 17, 2006, has filed its brief as Appellant, and the Company intends to vigorously prosecute its appeal of the jury verdict and the award of attorneys’ fees and prejudgment interest. The prosecution of the appeal could result in several possible outcomes: a reversal of the jury verdict, a reversal and remand for a new trial, a modification of the judgment striking all or a portion of the jury verdict, attorneys’ fees or prejudgment interest awarded by the Appellate Court or an affirmation of the judgment as entered by the Appellate Court. The Company has recorded an accrued liability, including post judgment interest of approximately $2,069,000 related to this case in its accompanying statements of financial condition.

On June 21, 2005, the Company filed in the United States District Court for the Northern District of Georgia, Rome, Georgia, Division (the “Court”) a joint lawsuit with Shaw Industries Group, Inc. (“Shaw”) and Mohawk Industries, Inc. (“Mohawk”) against Interface, Inc. (“Interface”), regarding a patent on a particular pattern of carpet tile that Interface recently received (the “Rome Action”). The Rome Action asks the Court to declare that the Interface patent is invalid, unenforceable and not infringed. Interface and certain of its affiliated companies, on the same day, filed separate suits in Atlanta, Georgia against the Company and other carpet manufacturers

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

asserting infringement of the aforementioned patent. In response to motions filed both in the Rome Action and with the court in Atlanta, Interface’s suits against the Company, Shaw and Mohawk were transferred to Rome, Georgia and consolidated with the Rome Action. The Company, Shaw and Mohawk remain as plaintiffs in the Rome Action. On December 19, 2006, the Court conducted what is known as a “Markman Hearing” regarding interpretation of four disputed terms used in Interface’s patent. To date, the Court has not yet issued its order regarding the disputed terms and no substantive issues have been resolved by the Court. The Company denies liability and intends to vigorously defend this matter.

The Company is involved in litigation from time to time. When litigation arises, the Company may create a litigation accrual in order to pay for damages for which it might be liable. In some circumstances, it may settle litigation without going to trial. During fiscal 2005, the Company released a litigation accrual of $0.8 million related to a suit with Employers Mutual Insurance Companies and settled a suit for $0.4 million brought by Enron Energy Services.

From time to time the Company is also subject to claims and suits arising in the ordinary course of business, including workers’ compensation and product liability claims, which may or may not be covered by insurance. Management believes that the various asserted claims and litigation in which the Company is currently involved will not have a material adverse effect on its financial position or results of operations.

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

Concentrations of Labor

As of January 27, 2007, the Company employed 1,579 persons on a full-time or full-time equivalent basis of which approximately 352 manufacturing workers in Canada are represented by a labor union. The collective bargaining agreements, which represent this union, expire on June 30, 2009.

Workers’ Compensation

The Company is self-insured for workers’ compensation claims up to specified stop-loss limits. In the opinion of management, adequate provision has been made for all incurred claims.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

17. QUARTERLY FINANCIAL DATA (Unaudited)

The quarterly financial data below is based on the Company’s fiscal periods (in thousands):

FISCAL 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$78,160	$105,875	$83,126	$83,204
Gross Profit	24,066	38,347	28,468	27,593
Net Income (Loss)	(1,614)	7,006	2,535	2,278

FISCAL 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$66,120	$93,065	$79,331	$77,697
Gross Profit	18,480	30,962	22,321	23,411
Net Income (Loss)	(5,783)	4,374	(3,820)	600

18. OTHER ITEMS

On February 2, 2007, the Company hired Glen A. Hussmann as its new President and Chief Executive Officer, replacing Edgar M. Bridger who resigned effective November 30, 2006.

On March 22, 2007, the Company entered into a commitment letter with Bank of America, N.A. (“BofA”), Wachovia Bank and certain of their affiliates (collectively, the “Lenders”), pursuant to which the Lenders have agreed to enter into a Credit Facility with the Company, the proceeds from which would be used (i) to redeem all of the Company’s 9.75% Notes due 2010 (including the principal, accrued interest and premium thereon), (ii) to repay a portion of the Company’s Revolver, (iii) to pay transaction-related fees and expenses and (iv) for other lawful purposes, including a dividend. The commitment, which expires on June 30, 2007 unless definitive documentation for the Credit Facility is entered into prior to such date, is subject to the satisfaction of certain conditions precedent including, but not limited to, the following: (a) the accuracy and completeness of the Company’s representations to the Lenders and (b) the amendment of the Revolver to reduce the commitment thereunder to not more than $60 million at closing and to permit the Credit Facility. BofA is an affiliate of the B of A Fund, the second largest shareholder of Tandus Group. No assurance can be given that the foregoing transactions will be consummated.

In August 1998, the Company acquired a 51.0% interest in Collins & Aikman Floorcoverings Asia Pte. Ltd. (“C&A Asia”), a commercial carpet distribution venture in Singapore. On December 30, 2005, the Company purchased the remaining 49.0% of C&A Asia for approximately $0.3 million. Prior to that, the results had been reported on a consolidated basis, with the 49.0% reflected as minority interest. Accordingly, the impact on the consolidated financial statements is immaterial.

19. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 9.75% Notes of the Company (the “Issuer”) are guaranteed by certain of the Company’s domestic subsidiaries (the “guarantor subsidiaries”). Effective August 18, 2004, Monterey was released as a guarantor. The guarantee of the guarantor subsidiaries is full and unconditional and joint and several and arose in conjunction with the Company’s issuance of the 9.75% Notes on February 20, 2002 and the $109.0 million Senior Credit Facility which was amended by the Company on February 20, 2002, May 1, 2004, August 18, 2004 and October 29, 2005. The guarantees’ terms match the terms of the 9.75% Notes and the Senior Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of January 27, 2007 is $172.4 million. This amount represents the principal amount outstanding of the Company’s 9.75% Notes and accrued interest. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of January 28, 2006 and January 27, 2007 and for each of the three years in the period ended January 27, 2007 is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 27, 2007

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,427	$1	$—	$3,428	$3,326	$—	$6,754
Accounts receivable, net	147	39,990	—	40,137	6,657	—	46,794
Inventories	21,325	2,547	—	23,872	13,998	—	37,870
Deferred tax assets	6,895	30	—	6,925	4,579	—	11,504
Prepaid expenses and other	589	—	—	589	98	—	687

Total current assets	32,383	42,568	—	74,951	28,658	—	103,609

PROPERTY, PLANT AND EQUIPMENT, net	33,647	10,808	—	44,455	15,619	—	60,074
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	26,069	—	—	26,069	126	—	26,195
INVESTMENT IN SUBSIDIARIES	126,268	—	(52,913)	73,355	—	(73,355)	—
OTHER ASSETS	5,612	93	—	5,705	2,511	(2,266)	5,950
OTHER ASSETS - DISCONTINUED OPERATIONS	—	—	—	—	4,930	—	4,930

TOTAL ASSETS	$286,365	$59,100	$(52,913)	$292,552	$82,205	$(75,621)	$299,136

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,528	$2,406	$—	$13,934	$2,898	$—	$16,832
Accrued expenses	20,030	2,211	—	22,241	3,546	—	25,787
Current portion of long-term debt	—	—	—	—	434	—	434

Total current liabilities	31,558	4,617	—	36,175	6,878	—	43,053

INTERCOMPANY (RECEIVABLE) PAYABLE	11,153	571	—	11,724	(11,755)	31	—
OTHER LIABILITIES, including post-retirement obligation	3,309	—	—	3,309	122	—	3,431
OTHER LIABILITIES - DISCONTINUED OPERATIONS	—	—	—	—	2,263	—	2,263
DEFERRED TAX LIABILITIES	9,456	999	—	10,455	61	(1,997)	8,519
LONG-TERM DEBT, net of current portion	186,524	—	—	186,524	11,281	—	197,805

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(28,283)	52,913	(52,913)	(28,283)	10,384	(10,384)	(28,828)
Accumulated other comprehensive income	—	—	—	—	(343)	43	(300)

Total stockholder’s equity	44,365	52,913	(52,913)	44,365	73,355	(73,655)	44,065

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$286,365	$59,100	$(52,913)	$292,552	$82,205	$(75,621)	$299,136

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Balance Sheets

January 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,655	$1	$—	$2,656	$2,889	$—	$5,545
Accounts receivable, net	37	38,508	—	38,545	6,634	—	45,179
Inventories	20,251	2,906	—	23,157	15,174	—	38,331
Deferred tax assets	5,451	76	—	5,527	—	(664)	4,863
Prepaid expenses and other	2,573	—	—	2,573	719	—	3,292

Total current assets	30,967	41,491	—	72,458	25,416	(664)	97,210

PROPERTY, PLANT AND EQUIPMENT, net	34,124	12,744	—	46,868	17,399	—	64,267
GOODWILL	62,386	5,631	—	68,017	30,361	—	98,378
OTHER INTANGIBLE ASSETS, net	28,524	—	—	28,524	126	—	28,650
INVESTMENT IN SUBSIDIARIES	91,994	—	(27,540)	64,454	—	(64,454)	—
OTHER ASSETS	6,471	93	—	6,564	3,382	(3,017)	6,929
OTHER ASSETS - DISCONTINUED OPERATIONS	—	—	—	—	7,094	—	7,094

TOTAL ASSETS	$254,466	$59,959	$(27,540)	$286,885	$83,778	$(68,135)	$302,528

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,485	$2,349	$—	$10,834	$3,858	$—	$14,692
Accrued expenses	19,077	1,777	—	20,854	3,918	—	24,772
Current portion of long-term debt	571	—	—	571	4,077	—	4,648

Total current liabilities	28,133	4,126	—	32,259	11,853	—	44,112

INTERCOMPANY (RECEIVABLE) PAYABLE	(18,513)	27,237	—	8,724	(9,314)	590	—
OTHER LIABILITIES, including post-retirement obligation	5,301	—	—	5,301	63	—	5,364
OTHER LIABILITIES - DISCONTINUED OPERATIONS	(11,839)	—	—	(11,839)	14,326	—	2,487
DEFERRED TAX LIABILITIES	7,066	1,056	—	8,122	—	(3,681)	4,441
LONG-TERM DEBT, net of current portion	195,277	—	—	195,277	2,396	—	197,673

STOCKHOLDER’S EQUITY:
Preferred stock	—	—	—	—	133	(133)	—
Common stock	—	—	—	—	11,117	(11,117)	—
Paid-in capital	72,648	—	—	72,648	52,064	(52,064)	72,648
Retained earnings (deficit)	(22,435)	27,540	(27,540)	(22,435)	1,483	(1,483)	(22,435)
Accumulated other comprehensive income	(1,172)	—	—	(1,172)	(343)	(247)	(1,762)

Total stockholder’s equity	49,041	27,540	(27,540)	49,041	64,454	(65,044)	48,451

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$254,466	$59,959	$(27,540)	$286,885	$83,778	$(68,135)	$302,528

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 27, 2007

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$183,918	$303,052	$(160,024)	$326,946	$84,155	$(60,736)	$350,365

Cost of Goods Sold	150,649	228,050	(160,024)	218,675	73,952	(60,736)	231,891
Selling, General & Administrative Expenses	34,747	32,782	—	67,529	10,994	—	78,523
Amortization	2,455	—	—	2,455	—	—	2,455

Operating Expenses	187,851	260,832	(160,024)	288,659	84,946	(60,736)	312,869

Operating Income (Loss)	(3,933)	42,220	—	38,287	(791)	—	37,496

Equity in Earnings of Subsidiaries	35,255	—	(25,373)	9,882	—	(9,882)	—
Other Income (Expense)	2	—	—	2	(247)	—	(245)
Gain (Loss) on Early Extinguishment/Forgiveness of Debt	(438)	—	—	(438)	225	—	(213)
Net Interest Expense	20,495	—	—	20,495	155	—	20,650

Income (Loss) from Continuing Operations Before Income Taxes	10,391	42,220	(25,373)	27,238	(968)	(9,882)	16,388

Income Tax Expense (Benefit)	(9,887)	16,847	—	6,960	202	—	7,162

Income (Loss) from Continuing Operations	20,278	25,373	(25,373)	20,278	(1,170)	(9,882)	9,226

Loss from Discontinued Operations, net of tax	(10,073)	—	—	(10,073)	10,071	981	979

Net Income (Loss)	$10,205	$25,373	$(25,373)	$10,205	$8,901	$(8,901)	$10,205

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$147,729	$277,782	$(128,158)	$297,353	$72,258	$(53,398)	$316,213

Cost of Goods Sold	138,335	199,841	(128,158)	210,018	64,419	(53,398)	221,039
Selling, General & Administrative Expenses	31,379	32,544	—	63,923	12,731	—	76,654
Amortization	2,456	164	—	2,620	—	—	2,620

Operating Expenses	172,170	232,549	(128,158)	276,561	77,150	(53,398)	300,313

Operating Income (Loss)	(24,441)	45,233	—	20,792	(4,892)	—	15,900

Minority Interest in Loss of Subsidiary	—	—	—	—	24	—	24
Equity in Earnings of Subsidiaries	22,086	—	—	22,086	—	(22,086)	—
Other Income (Expense)	60	—	—	60	36	—	96
Gain on Early Extinguishment of Debt	795	—	—	795	—	—	795
Net Interest Expense	19,951	—	—	19,951	131	—	20,082

Income (Loss) from Continuing Operations Before Income Taxes	(21,451)	45,233	—	23,782	(4,963)	(22,086)	(3,267)

Income Tax Expense (Benefit)	(16,822)	16,944	—	122	(480)	—	(358)

Income (Loss) from Continuing Operations	(4,629)	28,289	—	23,660	(4,483)	(22,086)	(2,909)

Loss from Discontinued Operations, net of tax	—	—	—	—	(1,720)	—	(1,720)

Net Income (Loss)	$(4,629)	$28,289	$—	$23,660	$(6,203)	$(22,086)	$(4,629)

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Operations

For the Year Ended January 27, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Eliminations	Subtotal Issuer & Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net Sales	$228,156	$29,160	$—	$257,316	$119,710	$(45,080)	$331,946

Cost of Goods Sold	142,685	28,146	—	170,831	93,745	(45,080)	219,496
Selling, General & Administrative Expenses	48,609	—	—	48,609	27,334	—	75,943
Amortization	2,456	656	—	3,112	—	—	3,112

Operating Expenses	193,750	28,802	—	222,552	121,079	(45,080)	298,551

Operating Income (Loss)	34,406	358	—	34,764	(1,369)	—	33,395

Minority Interest in Income of Subsidiary	—	—	—	—	(97)	—	(97)
Equity in Earnings of Affiliate	—	—	—	—	893	—	893
Equity in Loss of Subsidiaries	1,918	—	—	1,918	—	(1,918)	—
Other Expense	—	(133)	—	(133)	(39)	—	(172)
Net Interest Expense	20,387	—	—	20,387	56	—	20,443

Income (Loss) from Continuing Operations Before Income Taxes	12,101	225	—	12,326	(668)	1,918	13,576

Income Tax Expense	5,398	93	—	5,491	470	—	5,961

Income (Loss) from Continuing Operations	6,703	132	—	6,835	(1,138)	1,918	7,615

Loss from Discontinued Operations, net of tax	—	—	—	—	(912)	—	(912)

Net Income (Loss)	$6,703	$132	$—	$6,835	$(2,050)	$1,918	$6,703

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 27, 2007

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$31,838	$228	$(3,910)	$28,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	36	—	1	37
Additions to property, plant and equipment	(5,679)	(228)	(1,306)	(7,213)
Other	—	—	90	90

Net cash used in investing activities	(5,643)	(228)	(1,215)	(7,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	20,000	—	1,815	21,815
Repayments of revolving credit facilities	(20,000)	—	(5,457)	(25,457)
Repayment of 10% senior subordinated notes	(250)	—	—	(250)
Proceeds from issuance of long-term debt	21,524	—	9,385	30,909
Repayments of long-term debt	(30,598)	—	(215)	(30,813)
Divends to Tandus Group, Inc.	(16,053)		—	(16,053)
Financing costs	(46)	—	—	(46)

Net cash provided by (used in) financing activities	(25,423)	—	5,528	(19,895)

Effect of exchange rate changes on cash and cash equivalents	—	—	34	34

NET CHANGE IN CASH AND CASH EQUIVALENTS	772	—	437	1,209
CASH AND CASH EQUIVALENTS, beginning of period	2,655	1	2,889	5,545

CASH AND CASH EQUIVALENTS, end of period	$3,427	$1	$3,326	$6,754

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 28, 2006

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$(3,883)	$83	$(846)	$(4,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	193	—	177	370
Additions to property, plant and equipment	(7,206)	(82)	(3,173)	(10,461)
Other	—	—	68	68

Net cash used in investing activities	(7,013)	(82)	(2,928)	(10,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,000	—	4,530	19,530
Repayments of revolving credit facilities	(15,000)	—	(888)	(15,888)
Proceeds from issuance of long-term debt	—	—	752	752
Repayments of long-term debt	(9,303)	—	(19)	(9,322)
Financing costs	(256)	—	—	(256)

Net cash (used in) provided by financing activities	(9,559)	—	4,375	(5,184)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,455)	1	599	(19,855)
CASH AND CASH EQUIVALENTS, beginning of period	23,110	—	2,290	25,400

CASH AND CASH EQUIVALENTS, end of period	$2,655	$1	$2,889	$5,545

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Guarantor Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Year Ended January 29, 2005

(In Thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES	$19,904	$98	$7,243	$27,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant & equipment	—	92	—	92
Equity distribution from affiliate	—	—	922	922
Additions to property, plant, and equipment	(3,081)	(190)	(8,591)	(11,862)
Other	—	—	(199)	(199)

Net cash (used in) provided by investing activities	(3,081)	(98)	(7,868)	(11,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	15,280	—	—	15,280
Repayments of revolving credit facilities	(15,280)	—	—	(15,280)
Repayments of long-term debt	—	—	641	641
Dividends to parent	—	—	(1,784)	(1,784)
Financing costs	(380)	—	—	(380)

Net cash used in financing activities	(380)	—	(1,143)	(1,523)

Effect of exchange rate changes on cash and cash equivalents	—	—	(189)	(189)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,443	—	(1,957)	14,486
CASH AND CASH EQUIVALENTS, beginning of period	6,667	—	4,247	10,914

CASH AND CASH EQUIVALENTS, end of period	$23,110	$—	$2,290	$25,400

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of January 27, 2007, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officers, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Company’s principal executive officers concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The principal executive officers also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. The Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company’s internal controls over financial reporting, except as noted below.

During the disclosure controls and procedures and internal controls evaluations performed under the supervision and with the participation of the Company’s management as of the end of the fiscal year ended January 28, 2006, it was concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the area of income tax accounting and that a significant change had occurred in the internal controls over income tax reporting and disclosure. No other material weaknesses or significant changes were noted during the evaluation. Management believes there were no material misstatements in the consolidated financial statements and the Company’s independent registered public accountants issued and unqualified opinion on the consolidated balance sheets as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the years in the three year period ended January 28, 2006.

During the first quarter of fiscal 2006, the Company addressed the material weakness in the area of income tax accounting as it pertains to the Company’s disclosure controls and procedures and internal controls over financial reporting. The Company has retained the services of certain outside providers to assist in the preparation, documentation and review of the Company’s income tax provision and related taxation disclosures and believes that the material weakness has been remediated.

The Company’s management has confidence in the Company’s internal controls and procedures. Nevertheless, management, including the principal executive officers, does not expect that the disclosure procedures and controls or internal controls over financial reporting will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages for each of the directors of Tandus Group, Inc. and each of the Company’s directors and executive officers and the positions they hold:

NAME		TITLE
Glen A. Hussmann	47	President and Chief Executive Officer of the Company
Ralph H. Grogan	49	Senior Vice President of the Company
Leslie (Lee) H. Schilling	66	Senior Vice President of Marketing of the Company
Leonard F. Ferro	47	Vice President, Secretary, Treasurer & CFO of the Company and Director of Tandus Group, Inc.
Jeffrey M. Raabe	45	Senior Vice President of Sales of the Company
Henry L. Millsaps, Jr.	51	Vice President of Human Resources of the Company
James T. Harley	48	Vice President of Manufacturing of the Company
Richard J. Goldstein	41	Chairman of the Board of Directors of Tandus Group, Inc. and Director of the Company
Stephen M. Burns	45	Director of Tandus Group, Inc.
Caleb S. Kramer	37	Director of Tandus Group, Inc.
Jeffrey M. Mann	42	Director of Tandus Group, Inc. and Director of the Company
Jason A. Mehring	35	Director of Tandus Group, Inc.
Daniel G. MacFarlan	56	Director of Tandus Group, Inc.

Set forth is a brief description of the business experience of each of our directors and executive officers.

Glen A. Hussmann has served as President and Chief Executive Officer of the Company since February 2007. From March 2002, he had served as the President, Chief Executive Officer and Chairman of the Board of Reeves Brothers, Inc., a specialty material company that sells coated fabric products for a variety of industries.

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

Leonard F. Ferro has served as Vice President, Secretary, Treasurer and Chief Financial Officer of the Company since June 2004 and as a director of Tandus Group, Inc. (“Tandus Group”) since August 2005. Mr. Ferro was employed by Galey & Lord, Inc. in various financial capacities from September 1998 to June 2004, most recently as Chief Financial Officer, Secretary and Treasurer. Mr. Ferro was employed by Collins & Aikman Corporation, a former owner of Tandus’ Collins & Aikman Floorcoverings, Inc. from February 1994 to September 1998, most recently as Corporate Controller. He is a CPA and practiced in public accounting for 13 years.

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

Richard J. Goldstein has been a director of Tandus Group and a director of the Company since May 2005 and was named Chairman in November 2005. He has been a Managing Director and, before that, a Senior Vice President and Vice President of Oaktree Capital Management, LLC (“Oaktree”) since 1995. Oaktree is the investment manager for OCM Principal Opportunities Fund II, L.P., Tandus Group’s largest shareholder.

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

Jeffrey M. Mann has been a director of Tandus Group and a director of the Company since August 2005. He has been a Managing Director of Silver Oak Services Partners since 2006 and was previously a Managing Director of Banc of America Capital Investors (“BACI”), which he joined in 1993. Prior to joining BACI, he worked as a Certified Public Accountant for Arthur Andersen & Co.

Jason A. Mehring has been a director of Tandus Group since January 2001. He has been a Managing Director of BlackRock Kelso Capital since 2005, and was previously a Principal with BACI, which he joined in 1994.

Daniel G. MacFarlan has been a director of Tandus Group since November 2005. Since 2002 he has been a consultant to Oaktree and provides services to its portfolio companies. Prior to his involvement with Oaktree, Mr. MacFarlan was employed by VF Corporation in various capacities since 1978, most recently as Chairman of VF Intimate Apparel and Luggage, Knitwear, Children’s Playwear and its Retail operations. Mr. MacFarlan also serves on the board of CFG Furniture. See “Director Compensation” contained herein in Item 11 for additional information.

Term

Our directors serve a term of one year and until their successors are duly elected and qualified. Our officers serve at the pleasure of the Board of Directors.

Committees of the Board of Directors of Tandus Group

Tandus Group’s Board of Directors (“the board”) currently has three standing committees. The Executive Committee possesses certain of the powers and authority of the board with respect to the management and direction of business and affairs. This committee is composed of Mr. Goldstein, who is the chairman, and Messrs. MacFarlan and Mehring. The Compensation Committee is responsible for supervising executive compensation policies, administering employee incentive plans, reviewing officer salaries, approving changes in executive employee benefits and making recommendations regarding other forms of remuneration as deemed appropriate. This committee is composed of Mr. MacFarlan, who is the chairman, and Messrs. Goldstein and Mehring. The Audit Committee reviews the annual audit reports, reviews the fees paid to external auditors and recommends independent public accountants to the board. This committee is charged with the responsibility of reporting its audit findings and recommendations to the board, as necessary. The Audit Committee is composed of Mr. Mann, who is the chairman, and Mr. Goldstein. The board has determined that Mr. Mann is an audit committee financial expert and that Mr. Mann is independent as such term is used in Item 7(d)3(iv) of Schedule 14A under the Exchange Act using the definition of independence under the rules of NASDAQ. Mr. Goldstein is not considered to be independent under this definition.

Committees of the Board of Directors of the Company

The Company’s Board of Directors does not have any standing committees. The committees of the Board of Directors of Tandus Group serve as the committees of the Board of Directors of the Company.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. The Code of Ethics is available on the Company’s investor relations website at www.tandus.com. The Company intends to post amendments to this Code of Ethics and waivers to the extent applicable at this location of this website. In addition, the Company will provide a copy of the Code of Ethics without charge to any person submitting a written request for the same to Investor Relations, 311 Smith Industrial Boulevard, Dalton, Georgia 30721.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; thus, the Company’s stockholders are not required to comply with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Programs

The Compensation Committee is appointed by the Board of Directors to approve and evaluate all compensation programs, policies and plans of the Company, as they affect the executive officers. The Compensation Committee consists of three outside, non-employee directors, one of whom is considered to be independent under the rules of NASDAQ.

Throughout this section, the Company’s Chief Executive Officer, Chief Financial Officer and other individuals included in the Summary Compensation Table are referred to as the “Named Executive Officers” (NEOs). The Compensation Committee is directly responsible for the evaluation of the performance of the Chief Executive Officer (CEO) and the associated adjustments to the elements of compensation, discussed below. The CEO does not participate in any process related to the establishment of his own pay. In determining each element of compensation for the other NEOs, the Compensation Committee receives a performance assessment and compensation recommendation from the CEO and also exercises its judgment based on the board’s interactions with the NEOs.

Compensation Philosophy

The Compensation Committee’s current philosophy is that the predominate portion of an executive’s compensation should be based directly upon the value of incentive compensation in the form of cash bonuses. The Compensation Committee believes that providing executives with the opportunity to obtain cash bonuses, while maintaining base salaries at competitive levels, will enable the Company to attract and retain executives with the outstanding management abilities and entrepreneurial spirit who are essential to the Company’s success.

Furthermore, the Compensation Committee believes that this approach to compensation, as well as the opportunity to receive cash bonuses based on the Company’s financial performance, motivates executives to perform to their fullest potential.

The Company’s compensation policies are designed to align the financial interests of its management with those of its shareholders, and to take into account the operating environment and expectations for continued growth and enhanced profitability. Compensation for each executive officer generally consists of a base salary and the opportunity to receive an annual bonus.

Elements of Compensation and Benchmarking

The elements of compensation for the Company’s executive officers are: (1) an annual base salary; (2) an annual incentive, paid in cash; (3) long-term incentive awards granted under the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan; (4) a benefits package and (5) certain perquisites.

The Company provides a competitive salary and benefits package that management and the Compensation Committee believe is consistent with market practice for the industry and allows the Company to attract and retain executives and employees. The annual incentive provides a focus on short-term performance while the long-term incentive is designed to encourage the achievement of corporate goals and growth of stockholder value over the longer term. The perquisites that the Company provides are the result of negotiation with respect to employment, providing conveniences to the executive that allow the executive to focus more time on the Company’s business, and business needs.

The Compensation Committee performs local benchmarking and analysis with regards to executive compensation for competitive purposes, occasionally engages outside compensation consulting firms.

Base Salary

At least annually, the Compensation Committee reviews salary recommendations for the Company’s executives and then approves such recommendations, with any modifications it considers appropriate. The annual salary recommendations for the executives are made under the ultimate direction of the Chief Executive Officer, based on total compensation packages for comparable companies in our industry, as well as evaluations of the individual executive’s past and expected future performance.

For fiscal 2006, after considering business and performance indicators, the Compensation Committee did not approve an increase to the annual base salary of Mr. Bridger, the Company’s former President and CEO. In addition, the Compensation Committee did not approve any increases to the base salaries for the remaining NEOs.

For fiscal 2007, the Compensation Committee approved a base salary of $350,000 for the Company’s current Chief Executive Officer, Glen A. Hussmann. For the remaining NEOs, the Compensation Committee approved the following base salaries for 2007: Mr. Schilling $212,000; Mr. Grogan $284,000; Mr. Raabe $200,000; Mr. Ferro $250,000; and Mr. Harley $218,000.

Annual Incentive Compensation

The Management Incentive Compensation Plan (“MICP”) is the primary plan the Company uses for annual incentive compensation.

The Compensation Committee sets annual incentive targets as a percentage of each NEOs base salary. The target is generally established based on the executive officer’s position and the responsibilities that accompany that position. For 2006, the annual incentive targets (as a percentage of base salary) for the NEOs were 40% for Messrs. Schilling, Ferro, Raabe, and Harley, and 50% for Mr. Grogan. The annual incentive target for the Company’s chief executive officer is 100% of base salary.

Each year, the Compensation Committee establishes the EBITDA threshold that must be achieved as a condition to any payouts under the MICP. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, cumulative effect of change in accounting principle, Chroma cash dividends, non-cash charges or expenses (other than the write-off of current assets), loss from discontinued operations, minority interest in income (loss) of subsidiary, costs related to acquisitions and attempted acquisitions, expenses related to the Facility Maximization, equity in earnings of Chroma and gain on forgiveness of debt. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net income (loss) as a measure of operating performance or to net cash provided by (used in) operating activities as a measure of liquidity. Payment of awards under the MICP is based upon the achievement of the EBITDA threshold for the applicable year.

The Company exceeded its EBITDA threshold for fiscal 2006. In measuring the EBITDA threshold for fiscal 2006, the Compensation Committee excluded the negative effects of several unusual items, including, among other things, the effect of the sale of the Company’s United Kingdom subsidiary, expenses incurred with the legal matters discussed elsewhere in this Annual Report on Form 10-K, and expenses related to the Company’s search for and hiring of a new chief executive officer.

Long-Term Incentive Compensation

2001 Tandus Group, Inc. Executive and Management Stock Option Plan

Tandus Group initially adopted the 2001 Tandus Group, Inc. Executive and Management Stock Option Plan in August 2001. All options granted at that time were tied on a performance-based vesting schedule based on internal rate of return or cumulative EBITDA. The targets in the vesting schedule were never met and, the Company came to realize, never would be met. As a result, it created a new equity incentive plan that would provide long-term incentives to management. The new incentive structure was adopted by the board of directors of Tandus Group in the fourth quarter of fiscal 2006 as the 2001 Tandus Group, Inc. Amended and Restated Management Stock Option Plan (the “2001 Amended Plan”). A portion of the options granted under the original plan were repurchased in the fourth quarter of fiscal 2006 for a nominal flat fee per employee. The options that remained outstanding at the end of fiscal 2006 were replaced with new options in February 2007 that were issued under the 2001 Amended Plan.

2001 Amended Plan

Under Tandus Group’s 2001 Amended Plan, adopted December 6, 2006, Tandus Group may issue non-qualified options to eligible employees, directors, officers, consultants and advisors of the Company, any of its subsidiaries or Tandus Group. Five hundred thousand shares of common stock of Tandus Group are reserved for issuance under the plan. Options granted under this plan expire ten years from their grant date. Twenty percent of the shares underlying the options vest, for so long as the recipient is employed by any Tandus Group subsidiary, upon each anniversary of the grant date thereof. If an option holder’s employment is terminated for cause, all of the unvested portion of such holder’s options shall terminate on the date the employment ends. If an option holder’s employment is terminated in any other circumstances, the portion of such holder’s options that have not vested as of the termination date shall expire on the earlier of the scheduled expiration date or 45 days following the termination date (except in the event of termination due to death or disability, in which case any unvested options shall expire six months after the termination date).

If an option holder’s employment is terminated by the company without cause, because of death or disability or because of resignation, then Tandus Group may elect to repurchase all or any portion of (a) the shares underlying such holder’s unexercised options at a price equal to the fair market value of such shares minus the exercise price thereof, or (b) the shares previously issued upon exercise of such options at the fair market value of such shares. If an option holder’s employment is terminated by the company with cause, Tandus Group may elect to repurchase all or any portion of the shares underlying the holder’s unexercised options or the shares previously issued upon exercise of such options at the lesser of the fair market value of the shares and the exercise price thereof. Tandus Group’s repurchase rights shall terminate upon an initial public offering of Tandus Group common stock.

Upon the occurrence of an “Approved Sale” of Tandus Group, all shares underlying the options not vested as of the date of the Approved Sale shall vest on that date, so long as the holder of the options has been continuously employed by the company to that date. An Approved Sale is a sale approved by the Oaktree Fund and B of A Fund of all, or substantially all, of Tandus Group’s assets to a third party who is not a major shareholder of Tandus Group, or a sale of Tandus Group stock of such an amount to a third party who is not a major shareholder of Tandus Group stock to allow that third party to choose a majority of the members of the board of directors of Tandus Group.

The 2001 Amended Plan may be amended by action of the board of directors of Tandus Group, subject to certain exceptions.

Benefits and Retirement

The Company provides a benefits package for its employees and their dependents, portions of which are paid by the employee. Benefits include, among other things, life insurance, health insurance, dental insurance, vision insurance, income protection insurance, 401(k) participation and matching, dependent and healthcare reimbursement accounts, tuition reimbursement, vacation time and holidays. The Company maintains a defined benefit plan for its domestic employees, which was frozen in 2002.

Perquisites and Other Personal Benefits

The Company provides NEOs with certain perquisites and other personal benefits that it and the Compensation Committee believe are reasonable and consistent with its overall compensation program. The perquisites and personal benefits allow the Company to compete more effectively for executive talent. These perquisites are not a significant portion of each NEOs total compensation package. A detailed table of our perquisites is included as a footnote to the Summary Compensation Table.

Accounting and Tax Treatment

A complete discussion of the assumptions made in the valuation of stock-based compensation and the financial impact can be found in Notes 1 and 15 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits amounts that can be deducted for compensation paid to certain executives to $1.0 million unless certain requirements are met. No executive officer receives compensation in excess of $1.0 million and therefore all compensation amounts are deductible at present. The Compensation Committee will continue to monitor the applicability of Section 162(m) to our compensation program.

Executive Compensation

The following table sets forth certain information concerning compensation of the Company’s NEOs during the fiscal years presented.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		All Other Compensation		Total
Edgar M. Bridger	2006	$380,000	$222,870		$23,374	(2)	$403,374
President and Chief Executive Officer*	2005	$380,000	$—		$23,130	(2)	$403,130
	2004	$360,000	$442,440		$22,180	(2)	$824,620

Leslie (Lee) H. Schilling	2006	$208,000	$97,594		$22,443	(2)	$328,037
Senior Vice President of Marketing	2005	$208,000	$—		$16,045	(2)	$224,045
	2004	$198,750	$199,640		$15,969	(2)	$414,359

Ralph H. Grogan	2006	$275,600	$186,639	(1)	$25,056	(2)	$487,295
Senior Vice President	2005	$275,600	$—		$20,176	(2)	$295,776
	2004	$265,000	$—		$13,323	(2)	$278,323

Jeffrey M. Raabe	2006	$195,000	$91,494		$20,686	(2)	$307,180
Senior Vice President of Sales	2005	$195,000	$—		$17,791	(2)	$212,791
	2004	$182,833	$180,909		$17,568	(2)	$381,310

Leonard F. Ferro	2006	$230,000	$132,916	(1)	$24,187	(2)	$387,103
Vice President and Chief Financial Officer	2005	$230,000	$—		$47,772	(2)	$277,772
	2004	$119,268	$226,472		$64,596	(2)	$410,336

James T. Harley	2006	$210,100	$98,579		$49,886	(2)	$358,565
Vice President of Manufacturing	2005	$207,736	$100,000		$7,127	(2)	$314,863
	2004	$—	$—		$—	(2)	$—

*	Mr. Bridger resigned from his position with the Company effective November 30, 2006.
(1)	These amounts include compensation payments of $25,000 for each NEO for assumption of additional responsibilities in the period of time during which the Company had no named chief executive officer.
(2)	“All Other Compensation” amounts are detailed in the following table:

Name and Principal Position	Year	Life Insurance	401(K) Employer Matching Contributions	Car Allowances	Long-term Care Insurance	Accidental Death & Dismemberment Insurance	Reimbursement of Relocation Expenses
Edgar M. Bridger	2006	$1,560	$9,900	$10,657	$887	$360	$—
President and Chief Executive Officer	2005	$1,560	$7,000	$13,323	$887	$360	$—
	2004	$1,560	$6,050	$13,323	$887	$360	$—

Leslie (Lee) H. Schilling	2006	$973	$6,760	$12,940	$1,545	$225	$—
Senior Vice President of Marketing	2005	$967	$—	$13,323	$1,532	$223	$—
	2004	$905	$—	$13,323	$1,532	$209	$—

Ralph H. Grogan (d)	2006	$1,505	$9,900	$12,647	$657	$347	$—
Senior Vice President	2005	$1,301	$5,276	$11,103	$657	$300	$1,539
	2004	$—	$—	$13,323	$—	$—	$—

Jeffrey M. Raabe	2006	$761	$5,850	$13,269	$630	$176	$—
Senior Vice President of Sales	2005	$758	$2,911	$13,323	$624	$175	$—
	2004	$713	$2,743	$13,323	$624	$165	$—

Leonard F. Ferro (c)	2006	$1,076	$9,900	$12,612	$351	$248	$—
Vice President and Chief Financial Officer	2005	$1,045	$6,738	$13,323	$—	$241	$26,425
	2004	$328	$2,363	$7,570	$—	$76	$54,259

James T. Harley (e)	2006	$983	$9,900	$14,583	$432	$227	$23,761
Vice President of Manufacturing	2005	$151	$6,940	$—	$—	$36	$—
	2004	$—	$—	$—	$—	$—	$—

Outstanding Equity Awards at Fiscal Year-End

Outstanding equity awards held by the Company’s NEOs as of January 27, 2007 are as follows:

	Option Awards
Name	Plan Awards: Number of Securities Underlying Unexercised (#)	Option Exercise Price ($)	Option Expiration Date
Leslie (Lee) H. Schilling	2,853.08	$35.70	July 2011
Ralph H. Grogan	3,423.70	$35.70	July 2011
Jeffrey M. Raabe	3,423.70	$35.70	July 2011
James T. Harley	684.74	$35.70	July 2011

None of the options listed in the table above are exercisable and none will become exercisable given the performance vesting targets for the options. As a result, the Company replaced these options after the end of fiscal 2006 with options under the 2001 Amended and Restated Plan described herein.

No options were granted to or exercised by the NEOs in fiscal 2006 and there is no market for Tandus Group’s common stock.

Pension Benefits

As indicated previously, during fiscal 2002, the Company elected to freeze the Pension Account Plan (the “Pension Plan”). Pursuant to this action, no new employees subsequent to that time would be eligible for participation in the Pension Plan. During the time the Pension Plan was open, provided certain eligibility requirements were met, at the end of each calendar month pay credits were added to each participant’s account. The percentage of compensation was based on the participant’s length of credited service and compensation (as defined in the Pension Plan) during that month. For participants aged 50 or older, the percentage of compensation was based on either credited service or age, whichever resulted in a higher percentage.

The following chart sets forth how pay credits were determined under the Company’s Pension Plan:

Eligibility Requirements			Percentage of Compensation Used to Determine Pay Credits
Years of Credit Service	or	Age	Up to 1/3 of the S.S. Wage Base	Over 1/3 of the S.S. Wage Base
Less than 10		Less than 50	2.5%	4.5%
10 – 14		50 – 54	3.0%	5.5%
15 – 19		55 – 59	4.0%	6.5%
20 – 24		60 – 64	5.0%	8.0%
25 or more		65 or more	6.0%	10.0%

Participants made no contributions to the Pension Plan. Employer contributions were 100% vested after five years of service or at age 65, whichever was earlier, and might have vested under certain other circumstances as set forth in the Plan. The estimated annual benefits payable upon retirement at normal retirement age under the Pension Plan for Messrs. Schilling, Grogan, Raabe, Ferro and Harley are $7,493, $0, $16,144, $0 and $0, respectively. Participants in the Pension Plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment.

Employment Agreements

Glen A. Hussmann

The Company has an employment agreement with its President and Chief Executive Officer, Glen A. Hussmann, effective February 19, 2007.

As part of the agreement, Mr. Hussmann’s annual base salary is $350,000 or such higher rate as the Board of the Company may determine from time to time. Mr. Hussmann shall also be entitled to (i) participate in the Company’s employee benefit programs for which senior executives of the Company are generally eligible, (ii) four weeks of paid vacation annually, (iii) reimbursement for reasonable business expenses incurred by him, (iv) an annual bonus based upon the Company’s achievement of certain financial targets for each year, as established by the Board of the Company, with a targeted annual bonus equal to 100% of Mr. Hussmann’s base salary for each year, (v) reimbursement of either $1,225 per month for automobile expenses including insurance or an annual guaranteed bonus of $14,700 (such bonus in addition to his regular annual bonus), and (vi) certain relocation expenses.

The initial term of the Agreement shall terminate on February 18, 2010 and automatically renew for one-year periods therefrom, unless (i) either party elects not to renew the employment period at least 60 days prior to the final date of any term or (ii) Mr. Hussmann or the Company otherwise terminates Mr. Hussmann’s employment. Should Mr. Hussmann be terminated by the Company without “cause”, he will be entitled to continued base salary and participation in employee benefit programs for six months from termination, subject to his delivery of a release and certain other conditions.

The Agreement contains covenants regarding nondisclosure of confidential information (during the employment period and thereafter) and ownership of intellectual property. Mr. Hussmann has also agreed to certain non-competition, non-solicitation, non-hire and non-disparagement covenants during the employment period and for one year thereafter.

Edgar M. Bridger

The Company also entered into an employment and separation agreement with Mr. Bridger, its former President and CEO on August 31, 2006. In that agreement, the parties agreed that Mr. Bridger’s salary would be $380,000 per year and that he would be entitled to receive customary benefits. Mr. Bridger is entitled to severance payments equal to $380,000 per year until July 2008.

Mr. Bridger is obligated to a four year non-compete provision and cannot work for a company that sells the types of carpeting that the Company sells for four years after the termination of his employment. In addition, he agreed to not hire or solicit the Company’s employees for 12 months after the termination of his employment and to not disparage the Company. Tandus Group will repurchase half of Mr. Bridger’s Tandus Group stock for the aggregate purchase price of $2.5 million in two equal transactions in May 2007 and July 2008. In the event that Mr. Bridger breaches any of his post-employment covenants, he will be required to repay the purchase price he received for his stock. In addition, he agreed to not sell any of the remainder of his Tandus Group stock until after the non-compete period has ended. As part of this agreement, Mr. Bridger agreed to release the Company from all potential claims against it.

Director Compensation

None of Tandus Group’s or the Company’s directors are entitled to receive any fees for serving as directors. They are, however, reimbursed for out-of-pocket expenses related to their service as directors.

One of the Company’s directors, Daniel G. MacFarlan, is currently providing operational advisory services to the Company. The initial term of his advisory services was six months, which commenced in January 2006. The amount received by Mr. MacFarlan was $350,000 for that initial term. The term was extended for an additional six months for additional compensation of $350,000. The Company has extended Mr. MacFarlan’s advisory services arrangement throughout 2007 for compensation totaling $350,000 for the year.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Board of Directors serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors. Members of the Compensation Committee are Mr. MacFarlan (Chairman) and Messrs. Goldstein and Mehring.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with management of the Company and, based on the review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2007.

Submitted by the Compensation Committee

Daniel G. MacFarlan (Chairman)
Richard J. Goldstein
Jason A. Mehring

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 27, 2007, with respect to compensation plans under which Tandus Group equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities already issued
Equity compensation plans approved by shareholders (1)	500,000	$	n/a	500,000

Equity compensation plans not approved by shareholders	—		—	—

Total	500,000	$	n/a	500,000

(1)	Consists of 500,000 shares subject to awards granted under the 2001 Tandus Group, Inc. Amended and Restated Management Stock Option Plan.

Beneficial Ownership

All of the Company’s outstanding capital stock is owned by Tandus Group. The table below sets forth certain information regarding the beneficial ownership of Tandus Group’s common stock as of April 9, 2007 by (i) each person known to beneficially own more than 5% of any class of Tandus Group’s common stock, (ii) each of the directors of Tandus Group and each of the Company’s directors and named executed officers and (iii) all of the directors of Tandus Group and all of the Company’s directors and named executive officers as a group.

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

Name	Number of Shares of Common Stock	Percentage of Common Stock
Principal Stockholders:
OCM Principal Opportunities Fund II, L.P. (1) 333 South Grand Avenue 28th Floor Los Angeles, CA 90071	1,120,448	34.94%
BancAmerica Capital Investors II, L.P. (2) 231 South LaSalle Street Chicago, IL 60697	910,364	28.39%
Norwest Equity Partners VII, LP (3) 3600 IDS Center 80 South 8th Street Minneapolis, MN 55402	280,112	8.74%
Quad-C Management, Inc. (4) 230 East High Street Charlottesville, VA 22902	264,743	8.26%
Abu Dhabi Investment Authority (5) P. O. Box 7106 Comiche Street Abu Dhabi, United Arab Emirates	210,084	6.55%

Directors and Executive Officers (6)
Ralph H. Grogan	—	—
Leslie (Lee) H. Schilling	24,509	*
Leonard F. Ferro	—	—
Jeffrey M. Raabe	21,008	*
Henry L. Millsaps, Jr.	16,806	*
James T. Harley	2,100	*
Richard J. Goldstein (7)	—	—
Stephen M. Burns (8)	838	*
Caleb S. Kramer (9)	—	—
Jeffrey M. Mann (10)	—	—
Jason A. Mehring (11)	—	—
Daniel G. MacFarlan	—	—
All directors and officers as a group (12 people)	65,261	2.03%

*	Less than one percent
(1)	Oaktree Capital Management, LLC, (“Oaktree”) as the sole general partner of the OCM Principal Opportunities Fund II, L.P. (the “Oaktree Fund”), may be deemed to beneficially own the shares held of record by the Oaktree Fund.
(2)	BancAmerica Capital Management II, L.P., as the general partner of BancAmerica Capital Investors II, L.P. (the “B of A Fund”), may be deemed to beneficially own the shares held of record by the B of A Fund. BACM II GP, LLC, as the general partner of BancAmerica Capital Management II, L.P., may also be deemed to beneficially own the shares held of record by the B of A Fund.
(3)	Itasca LBO Partners VII, LLP, as the general partner of Norwest Equity Partners VII, LP, may be deemed to beneficially own the shares held by Norwest Equity Partners VII, LP.
(4)	Includes 10,624 shares of common stock owned by Quad-C Partners II, L.P. (“Quad-C II”), 20,129 shares of common stock owned by Quad-C Partners III, L.P. (“Quad-C III”), 128,327 shares of common stock owned by Quad-C Partners IV, LP (“Quad-C IV”), 53,763 shares of common stock owned by QCP Investors, LLC (“QCP Investors”) and 2,152 shares of common stock owned by QCP Investors II LLC (“QCP Investors II”). Quad-C III, L.L.C. as the general partner of Quad-C II; Quad-C II, L.L.C. as the general partner of Quad-C III, L.L.C.; and Quad-C IV, L.L.C. as the general partner of Quad-C IV, may be deemed to beneficially own shares held of record by the entity of which it is the general partner. Terry Daniels, as the managing member of each of these general partners, and as the managing member of each of QCP Investors and QCP Investors II, may also be deemed to beneficially own the shares held of record by each of these entities. Also includes 49,748 shares of common stock owned of record by Paribas Principal, Inc., which Quad-C Management, Inc. has the power to vote pursuant to a proxy.
(5)	The Abu Dhabi Investment Authority is an instrumentality of the government of the Emirate of Abu Dhabi and is wholly owned and controlled by that government.
(6)	The address of each director and executive officer is c/o Collins & Aikman Floorcoverings, Inc., 311 Smith Industrial Boulevard, Dalton, Georgia 30722.
(7)	Mr. Goldstein is a Managing Director of Oaktree. Mr. Goldstein disclaims beneficial ownership of all shares beneficially owned by the Oaktree Fund, except for those shares in which he has a pecuniary interest.
(8)	Mr. Burns is a Vice-President of Quad-C Management, Inc. Mr. Burns disclaims beneficial ownership of all shares owned by Quad-C Management, Inc. except for those shares in which he has a pecuniary interest.
(9)	Mr. Kramer is a Managing Director of Oaktree. Mr. Kramer disclaims beneficial ownership of all shares beneficially owned by the Oaktree Fund, except for those shares in which he has a pecuniary interest.
(10)	Mr. Mann is a Managing Director of Silver Oak Services Partners and was formerly a Managing Director of BACI.
(11)	Mr. Mehring is a Managing Director of BlackRock Kelso Capital and was formerly a Principal with BACI. Mr. Mehring disclaims beneficial ownership of all shares beneficially owned by BACI, except those shares in which he has a pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 2001, investment funds managed by Oaktree and BACI, specifically the Oaktree Fund and the B of A Fund, respectively, control a majority of the outstanding capital stock of Tandus Group. Effective January 2001, the Company entered into Professional Services Agreements with each of Oaktree Fund and B of A Fund (collectively, the “Funds”). The terms of both agreements are substantially the same. The Funds will provide management and financial consulting services to the Company from time to time. These services will include consulting on business strategy, future investments, future acquisitions and divestitures, and debt and equity financing. For these services, the Company has agreed to pay each of the Funds quarterly fees of $62,500 and to reimburse them for reasonable travel and other out-of-pocket fees and expenses incurred by them in providing services to the Company (including, but not limited to, fees and expenses incurred in attending Company-related meetings). The Company has also agreed to indemnify each of the Funds against any losses they may suffer arising out of the services they provide to the Company in connection with these agreements, such as losses arising from third party suits. The agreements terminate on the first of (1) the date on which the applicable Fund, as the case may be, owns less than 25% of the capital stock in Tandus Group, (2) the date on which Tandus Group is either sold to a party who does not currently own more than 5% of Tandus Group’s common stock or (3) substantially all the assets of Tandus Group are sold. Accrued liabilities of $2.5 million related to services provided to the Company by the Funds are included in the Company’s consolidated statement of financial condition as of January 28, 2006. No amount was accrued as of January 27, 2007.

As previously discussed, on January 18, 2007, the Company entered into a $80 million senior secured revolving credit facility. The lender in the facility is Bank of America N.A. which is an affiliate of the B of A Fund, the second largest shareholder of Tandus Group.

Messrs. Burns, Mann and Mehring serve on the Company’s Board of Directors and are deemed independent according to the standards of the Nasdaq Marketplace Rules. Messrs. MacFarlan, Goldstein and Kramer serve on the Company’s Board of Directors and are not independent according to those standards. Messrs. MacFarlan and Goldstein serve on the Company’s Compensation Committee. Mr. Goldstein also serves on the Company’s Audit Committee. Messrs Goldstein, Kramer and MacFarlan are affiliated with Oaktree. Messrs. Mann and Mehring were affiliated with BACI until 2006 and 2005, respectively.

Audit Committee Report

The Audit Committee is currently comprised of two members, one of which is an “independent director” as that term is used in item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Each of the members of the Audit Committee is financially literate and Jeffrey Mann qualifies as an “audit committee financial expert” under federal securities laws. The Audit Committee’s purposes are to assist the Board in overseeing: (a) the quality and integrity of the Company’s financial statements; (b) the qualifications and independence of the Company’s independent auditors; and (c) the performance of the Company’s internal audit function and independent registered public accounting firm.

In carrying out its responsibilities, the Audit Committee has:

•	reviewed and discussed the audited financial statements with management;

•	discussed with the independent registered public accounting firm the matters required to be discussed with audit committees by Statement on Auditing Standards No. 61; and

•

received the written disclosures and the letter from the Company’s independent registered public accounting firm required by Independence Standards Board Standard No. 1 and has discussed with the independent registered public accounting firm their independence.

Based on the review and discussions noted above and the Company’s independent registered public accounting firm’s report to the Audit Committee, the Audit Committee has recommended to the Board that its audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended January 27, 2007.

This report is not to be deemed incorporated by reference by any general statement that incorporates by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, and it is not to be otherwise deemed filed under either such Act.

Submitted by the Audit Committee

Jeffrey M. Mann (Chairman)
Richard J. Goldstein

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered by Grant Thornton LLP, the Company’s independent registered public accounting firm are as follows:

	Fiscal Year Ended
	January 27, 2007	January 28, 2006
Audit Fees (1)	$459,300	$454,300
Audit-Related Fees	—	29,000
Tax Fees	96,845	89,469
All Other Fees	41,850	76,166

Total	$597,995	$648,935

(1)	The amount related to the fiscal year ended January 28, 2006 has been increased $144,300 to reflect additional fees billed subsequent to year-end for audit services related to that fiscal year.

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company’s consolidated financial statements for fiscal years ended January 27, 2007 and January 28, 2006, for the reviews of the financial statements included in the quarterly reports on Form 10-Q during fiscal 2006 and fiscal 2005, and for services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

The Audit Committee reviews and pre-approves audit and non-audit services performed by Grant Thornton LLP, the Company’s independent registered public accounting firm, as well as the fees charged for such services. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee may also preapprove particular services on a case-by-case basis. The Chairman of the Audit Committee has authority to pre-approve such services, and his decisions are then presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee has considered and determined that the fees charged for services other than “Audit Fees” discussed above are compatible with maintaining independence by Grant Thornton LLP. Since January 26, 2003, 100% of the audit and non-audit services provided by our independent auditors have been pre-approved by the Audit Committee in accordance with the Audit Committee Charter.

Independent Registered Public Accounting Firm

Upon the recommendation of the Audit Committee, the Board has appointed Grant Thornton LLP as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending January 27, 2007.

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

(3) EXHIBITS:

Exhibit No.	Description
3.1	Certificate of Incorporation of Collins & Aikman Floorcoverings, Inc., as amended to date (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on April 7, 1997 (File No. 333-24699)).

3.2	By-Laws of Collins & Aikman Floorcoverings, Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on April 7, 1997 (File No. 333-24699)).

4.1	Indenture, dated February 15, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc. and The Bank of New York, as Trustee, for 9-3/4% Senior Subordinated Notes Due 2010 (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

4.2	Registration Rights Agreement, dated as of February 20, 2002, among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Credit Suisse First Boston Corporation, Banc of America Securities, LLC, BNP Paribas Securities Corp., First Union Securities, Inc. and Fleet Securities, Inc. (Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.1	Credit Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the lenders named therein and Credit Suisse First Boston Corporation, as Administrative Agent, BNP Paribas, as Syndication Agent and Fleet Capital Corporation, as Documentation Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.2	Amendment No. 1 to Credit Agreement, dated February 11, 2002, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.3	Amendment No. 2 to Credit Agreement, dated May 1, 2004, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 15, 2004).

10.4	Amendment No. 3 to Credit Agreement, dated August 18, 2004, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse First Boston, as Administrative Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 24, 2004) .

10.5	Security Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.6	Pledge Agreement, dated January 25, 2001, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Subsidiary Guarantors named therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.7	Investor Rights Agreement, dated January 25, 2001, by and among OCM Principal Opportunities Fund II, L.P., BancAmerica Capital Investors II, L.P., the rollover participants named therein, the co-investors named therein, the executives named therein and the stockholders named therein (Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.8	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and OCM Principal Opportunities Fund II, L.P. (Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.9	Professional Services Agreement, dated as of January 25, 2001, by and between Collins & Aikman Floorcoverings, Inc. and BA SBIC Sub, Inc. (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.10	Trade name License Agreement, dated as of February 6, 1997, by and between Collins & Aikman Floor Coverings Group, Inc., CAF Holdings, Inc. and Collins & Aikman Floorcoverings, Inc. (Incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 filed on June 4, 1997 (File No. 333-24699)).

10.11	Asset Purchase Agreement, dated as of May 1, 2002, by and among CAF Extrusion, Inc., Collins & Aikman Floorcoverings, Inc., Candlewick Yarns, Inc., Bretlin, Inc. and Dixie Group, Inc. (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on May 14, 2002 (File No. 333-88212)).

10.12	Debt Restructuring Agreement, dated December 23, 1998, by and among Crossley Carpet Mills Limited, Montreal Trust Company of Canada and W.L. Single. (Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the year ending January 25, 2003).

10.13	2001 Tandus Group, Inc. Executive and Management Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the year ending January 25, 2003).*

10.14	2001 Tandus Group, Inc. Management Stock Purchase Plan. (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K for the year ending January 25, 2003).*

10.15	Chroma Transition Agreement dated November 8, 2004, by and among Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc., Monterey Color Systems, Inc., Chroma Technologies, Inc., The Dixie Group, Inc. and Chroma Systems Partners. (Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.16	Amendment No. 4 to Credit Agreement, dated October 29, 2005, by and among Collins & Aikman Floorcoverings, Inc., Tandus Group, Inc., the Lenders (as defined therein) and Credit Suisse, as Administrative Agent. (Incorporated by reference from Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on December 13, 2005).

10.17	Tandus Group, Inc. Employment and Separation Agreement, between Tandus Group, Inc., Collins & Aikman Floorcoverings, Inc., and Edgar M. Bridger. (Incoporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2006).*

10.18	Loan and Security Agreement, dated January 18, 2007, by and among Collins & Aikman Floorcoverings, Inc. and subsidiaries (as defined therein), the Lenders (as defined therein) and Bank of America, N.A., as Administrative Agent (Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 24, 2007).

10.19	Tandus Group, Inc. Employment Agreement, dated February 2, 2007 between Tandus Group, Inc., Collins & Aikman Floorcoverings, Inc., and Glen A. Hussmann.*

10.20	Share Purchase Agreement, dated February 5, 2007, between Collins & Aikman Floorcoverings, Inc. and Interior Projects Solutions Limited.

14.1	Code of Ethics for Principal Officers. (Incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended January 25, 2003).

21.1	List of Subsidiaries.

24.1	Powers of Attorney (included on Signatures page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter. (Incorporated by reference from Exhibit 99.1 to the Company’s Annual report on Form 10K filed on May 19, 2004).

*	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2007.

COLLINS & AIKMAN FLOORCOVERINGS, INC.

By:	/s/ Glen A. Hussmann
Glen A. Hussmann
(President and Chief Executive Officer)

By:	/s/ Leonard F. Ferro
Leonard F. Ferro
Chief Financial Officer
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Glen A. Hussmann and Leonard F. Ferro, and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Name	Title	Date

/s/ Glen A. Hussmann	President and Chief Executive Officer	April 30, 2007
Glen A. Hussmann

/s/ Jeffrey M. Mann	Director	April 30, 2007
Jeffrey M. Mann

/s/ Richard J. Goldstein	Director	April 30, 2007
Richard J. Goldstein

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 (“the Act”) by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

COLLINS & AIKMAN FLOORCOVERINGS, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

For the Years ended January 27, 2007, January 28, 2006 and January 29, 2005

(In Thousands)

DESCRIPTION	Balance at Beginning of Period	Charged to Costs & Expenses	Additions	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended January 27, 2007
Allowance for doubtful accounts	$440	$83	$—	$—	$(59)	$464
Year ended January 28, 2006
Allowance for doubtful accounts	$644	$(26)	$—	$—	$(178)	$440
Year ended January 29, 2005
Allowance for doubtful accounts	$790	$15	$—	$(44)	$(117)	$644

Notes:	(a)	Represents reclassifications and collections of accounts previously written off.
	(b)	Represents write-off accounts to be uncollectible, less recovery of amounts previously written off.